Form 10-Q
period 2012-03-31
Vantiv, Inc.
filed 2012-05-08
CIK 1533932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35462

Vantiv, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-4532998
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8500 Governor’s Hill Drive

Symmes Township, OH 45249

(Address of principal executive offices and zip code)

(513) 900-5250

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 31, 2012, there were 129,267,829 shares of the Registrant’s Class A common stock outstanding and 83,919,136 shares of the Registrant’s Class B common stock outstanding.

VANTIV, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “continue,” “could,” “should,” “can have,” “likely,” or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We undertake no obligation to publicly update any forward-looking statement after the date of this report, whether as a result of new information, future developments or otherwise, or to conform these statements to actual results or revised expectations, except as may be required by law.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Unaudited

(In thousands, except share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
External customers	$414,620	$354,592
Related party revenues	18,169	16,854
Total revenue	432,789	371,446
Network fees and other costs	200,208	182,216
Sales and marketing	72,757	56,219
Other operating costs	39,009	37,740
General and administrative	28,597	21,383
Depreciation and amortization	38,895	36,700
Income from operations	53,323	37,188
Interest expense—net	(24,450)	(30,621)
Non-operating expenses	(91,836)	—
(Loss) income before applicable income taxes	(62,963)	6,567
Income tax (benefit) expense	(20,035)	1,868
Net (loss) income	(42,928)	4,699
Less: Net loss (income) attributable to non-controlling interests	24,564	(1,200)
Net (loss) income attributable to Vantiv, Inc.	$(18,364)	$3,499
Net (loss) income per share of Class A common stock attributable to Vantiv, Inc.:
Basic	$(0.20)	$0.04
Diluted	$(0.38)	$0.04
Shares used in computing net (loss) income per share of Class A common stock:
Basic	93,018,506	89,515,617
Diluted	102,377,931	89,515,617

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Unaudited

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(42,928)	$4,699
Other comprehensive income, net of tax:
Reclassification adjustment for losses included in net loss	23,929	—
Unrealized gain on hedging activities	—	1,817
Comprehensive (loss) income	(18,999)	6,516
Less: Comprehensive loss (income) attributable to non-controlling interests	10,149	(2,295)
Comprehensive (loss) income attributable to Vantiv, Inc.	$(8,850)	$4,221

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Unaudited

(In thousands, except share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$156,362	$370,549
Accounts receivable—net	352,033	368,658
Related party receivable	5,002	4,361
Settlement assets	71,811	46,840
Prepaid expenses	11,270	8,642
Other	46,734	20,947
Total current assets	643,212	819,997
Customer incentives	17,681	17,493
Property and equipment—net	160,272	152,310
Intangible assets—net	889,389	916,198
Goodwill	1,532,374	1,532,374
Deferred taxes	12,292	4,292
Other assets	28,540	47,046
Total assets	$3,283,760	$3,489,710
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$172,107	$193,706
Related party payable	950	3,814
Settlement obligations	163,851	208,669
Current portion of note payable to related party	16,000	3,803
Current portion of note payable	36,500	12,408
Deferred income	9,402	7,313
Current maturities of capital lease obligations	4,256	4,607
Other	5,759	6,400
Total current liabilities	408,825	440,720
Long-term liabilities:
Note payable to related party	304,000	373,592
Note payable	898,217	1,364,906
Tax receivable agreement obligations	333,000	—
Capital lease obligations	11,152	12,322
Deferred taxes	9,263	9,263
Other	2,006	33,187
Total long-term liabilities	1,557,638	1,793,270
Total liabilities	1,966,463	2,233,990
Commitments and contingencies (See Note 6)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 129,267,829 shares issued and outstanding at March 31, 2012; 89,515,617 shares issued and outstanding at December 31, 2011	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 83,919,136 shares issued and outstanding at March 31, 2012; no shares issued and outstanding at December 31, 2011	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	664,986	581,241
(Accumulated deficit) retained earnings	(6,480)	51,970
Accumulated other comprehensive loss	—	(9,514)
Treasury stock, at cost; 701,665 shares at March 31, 2012	(11,929)	—
Total Vantiv, Inc. equity	646,578	623,698
Non-controlling interests	670,719	632,022
Total equity	1,317,297	1,255,720
Total liabilities and equity	$3,283,760	$3,489,710

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net (loss) income	$(42,928)	$4,699
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	38,895	36,700
Amortization of customer incentives	1,234	684
Amortization and write-off of debt issuance costs	56,352	2,575
Share-based compensation expense	8,663	652
Change in operating assets and liabilities:
Decrease in accounts receivable and related party receivable	15,984	25,611
Decrease in net settlement assets and obligations	(69,789)	(42,852)
Increase in customer incentives	(1,422)	(3,045)
Increase in prepaid and other assets	(26,764)	(7,231)
Decrease in accounts payable and accrued expenses	(29,754)	(13,505)
Decrease in payable to related party	(2,864)	(2,798)
Increase in other liabilities	1,719	495
Net cash (used in) provided by operating activities	(50,674)	1,985
Investing Activities:
Purchases of property and equipment	(15,614)	(7,915)
Residual buyouts	(2,829)	(512)
Purchase of investments	—	(3,300)
Net cash used in investing activities	(18,443)	(11,727)
Financing Activities:
Proceeds from initial public offering, net of offering costs of $39,091 thousand	460,913	—
Proceeds from follow-on offering, net of offering costs of $1,951 thousand	33,512	—
Proceeds from issuance of long-term debt	1,248,750	—
Repayment of debt and capital lease obligations	(1,761,784)	(3,972)
Payment of debt issuance costs	(28,949)	—
Purchase of Class B units in Vantiv Holding from Fifth Third	(33,512)	—
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(11,929)	—
Tax benefit from employee share-based compensation	10,244	—
Distribution to funds managed by Advent International Corporation	(40,086)	—
Distribution to non-controlling interests	(22,229)	(28)
Net cash used in financing activities	(145,070)	(4,000)
Net decrease in cash and cash equivalents	(214,187)	(13,742)
Cash and cash equivalents—Beginning of period	370,549	236,512
Cash and cash equivalents—End of period	$156,362	$222,770
Cash Payments:
Interest	$32,559	$26,927
Taxes	773	667
Noncash Items:
Issuance of tax receivable agreements	$333,000	$—
Assets acquired under capital lease obligations	—	12,234

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

Unaudited

(In thousands)

									Retained	Accumulated
		Common Stock							Earnings	Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	(Accumulated	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Interests
Beginning Balance, January 1, 2012	$1,255,720	89,516	$1	—	$—	—	$—	$581,241	$51,970	$(9,514)	$632,022
Net loss	(42,928)	—	—	—	—	—	—	—	(18,364)	—	(24,564)
Issuance of Class A common stock upon initial public offering, net of offering costs	460,913	29,412	—	—	—	—	—	460,913	—	—	—
Issuance of Class A common stock in connection with follow-on offering, net of offering costs	33,512	2,086	—	—	—	—	—	33,512	—	—	—
Issuance of Class A common stock to prior unit holders under the Vantiv Holding Management Phantom Equity Plan	—	8,716	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	10,244	—	—	—	—	—	—	10,244	—	—	—
Issuance of Class A common stock to JPDN in exchange for Class A and Class B units in Vantiv Holding held by JPDN	—	240	—	—	—	—	—	4,074	—	—	(4,074)
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(11,929)	(702)	—	—	—	702	(11,929)	—	—	—	—
Issuance of Class B common stock under Recapitalization Agreement	—	—	—	86,005	—	—	—	—	—	—	—
Purchase of Class B units in Vantiv Holding from Fifth Third and cancellation of related Class B common stock	(33,512)	—	—	(2,086)	—	—	—	—	—	—	(33,512)
Issuance of tax receivable agreements	(325,000)	—	—	—	—	—	—	(325,000)	—	—	—
Cash flow hedge reclassification adjustment	23,929	—	—	—	—	—	—	—	—	9,514	14,415
Distribution to non-controlling interests	(22,229)	—	—	—	—	—	—	—	—	—	(22,229)
Distribution to funds managed by Advent International Corporation	(40,086)	—	—	—	—	—	—	—	(40,086)	—	—
Share-based compensation	8,663	—	—	—	—	—	—	5,116	—	—	3,547
Reallocation of non-controlling interests of Vantiv Holding	—	—	—	—	—	—	—	(105,114)	—	—	105,114
Ending Balance, March 31, 2012	$1,317,297	129,268	$1	83,919	$—	702	$(11,929)	$664,986	$(6,480)	$—	$670,719

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

Unaudited

(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests
Beginning Balance, January 1, 2011	$1,194,713	89,516	$1	—	$—	—	$—	$579,726	$15,730	$—	$599,256
Net income	4,699	—	—	—	—	—	—	—	3,499	—	1,200
Unrealized gain on hedging activities, net of tax	1,817	—	—	—	—	—	—	—	—	722	1,095
Distribution to non-controlling interests	(28)	—	—	—	—	—	—	—	—	—	(28)
Share-based compensation	652	—	—	—	—	—	—	332	—	—	320
Ending Balance, March 31, 2011	$1,201,853	89,516	$1	—	$—	—	$—	$580,058	$19,229	$722	$601,843

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Description of Business

Vantiv, Inc., a Delaware corporation, is a holding company that conducts its operations through its majority-owned subsidiary, Vantiv Holding, LLC (“Vantiv Holding”). Vantiv, Inc. and Vantiv Holding are referred to collectively as the “Company,” “Vantiv,” “we,” “us” or “our,” unless the context requires otherwise.

The Company provides electronic payment processing services to merchants and financial institutions throughout the United States of America. The Company markets its services through diverse distribution channels, including a direct sales force, relationships with a broad range of independent sales organizations (“ISOs”), merchant banks, value-added resellers and trade associations as well as arrangements with core processors.

Segments

The Company’s segments consist of the Merchant Services segment and the Financial Institution Services segment. The Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), evaluates the performance and allocates resources based on the operating results of each segment. Below is a summary of each segment:

•                  Merchant Services—Provides merchant acquiring and payment processing services to large national merchants, regional and small-to-mid sized businesses. Merchant services are sold to small to large businesses through both direct and indirect distribution channels. Merchant Services includes all aspects of card processing including authorization and settlement, customer service, chargeback and retrieval processing and interchange management.

•                  Financial Institution Services—Provides card issuer processing, payment network processing, fraud protection, card production, prepaid program management, automated teller machine (“ATM”) driving and network gateway and switching services that utilize the Company’s proprietary Jeanie PIN debit payment network to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional personal identification number (“PIN”) networks. Financial Institution Services also provides statement production, collections and inbound/outbound call centers for credit transactions, and other services such as credit card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services.

Initial Public Offering & Reorganization Transactions

On March 21, 2012, Vantiv, Inc. completed the initial public offering (“IPO”) of its Class A common stock. Immediately prior to the consummation of the IPO, the Company executed several reorganization transactions, collectively referred to as the “Reorganization Transactions.” The Reorganization Transactions included, among other things, the following:

•                  Amendment and restatement of Vantiv, Inc.’s certificate of incorporation to provide for Class A and Class B common stock (see Note 8 for further discussion of the Company’s capital stock);

•                  Reclassification of Vantiv, Inc.’s existing common stock into shares of Class A common stock and a 175.76 for 1 stock split of the Class A common stock, which has been retrospectively reflected within these consolidated financial statements;

•                  Amendment and restatement of the Vantiv Holding Limited Liability Company Agreement and a 1.7576 for 1 split of the Class A units and Class B units of Vantiv Holding;

•                  Execution of an exchange agreement (the “Exchange Agreement”) among the Company and Fifth Third Bank, a subsidiary of Fifth Third Bancorp, and FTPS Partners, LLC, a wholly-owned subsidiary of Fifth Third Bank, collectively referred to as “Fifth Third,” to provide for a 1 to 1 ratio between the

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

units of Vantiv Holding and the common stock of Vantiv, Inc., and the exchange of Class B units and Class C non-voting units of Vantiv Holding for Class A common stock of Vantiv, Inc. on a one-for-one basis, or, at Vantiv, Inc.’s option, for cash;

•                  Exchange of Class A and Class B units of Vantiv Holding held by JPDN Enterprises, LLC (“JPDN”), an affiliate of Charles D. Drucker, the Company’s CEO, for shares of Vantiv, Inc.’s Class A common stock;

•                  Execution of four tax receivable agreements (“TRAs”) with Vantiv Holding’s pre-IPO investors, which obligate the Company to make payments to such investors equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result of certain tax basis increases and net operating losses (“NOLs”) (see Note 4 for a discussion of the Company’s tax receivable agreements);

•                  Execution of a recapitalization agreement with Vantiv Holding’s pre-IPO investors, pursuant to which, among other things, the Company paid Fifth Third Bank a $15.0 million fee related to the modification of its consent rights under the Amended and Restated Vantiv Holding Limited Liability Company Agreement, which is reflected as a distribution to non-controlling interests within the accompanying consolidated statements of cash flows and equity for the three months ended March 31, 2012. Additionally, the Company made a $40.1 million cash distribution to funds managed by Advent International Corporation (“Advent”), which is reflected as such in the accompanying statements of cash flows and equity for the three months ended March 31, 2012; and

•                  Conversion of outstanding awards under the Vantiv Holding Management Phantom Equity Plan (“Phantom Equity Plan”) into unrestricted and restricted Class A common stock issued under the 2012 Vantiv, Inc. Equity Incentive Plan (“2012 Equity Incentive Plan”) (see Note 9 for a discussion of the Company’s share-based compensation plans).

In the IPO, Vantiv, Inc. issued and sold 29,412,000 shares of Class A common stock at a public offering price of $17.00 per share for net proceeds of $460.9 million after deducting underwriting discounts and commissions and other offering expenses. The Company used the net proceeds to pay down a portion of the amount outstanding under its senior secured credit facilities. Vantiv, Inc. also issued 86,005,200 shares of Class B common stock, which give voting rights, but no economic interests, to Fifth Third. No proceeds were generated from the issuance of the Class B common stock. In connection with the exercise of the underwriters’ overallotment option, an additional 4,411,800 shares of Class A common stock were sold to the public at an offering price of $17.00 per share. Of the shares sold in the overallotment, 2,325,736 shares were sold by the selling stockholders and 2,086,064 shares were sold by Vantiv, Inc. Vantiv, Inc. used the net proceeds resulting from the shares it sold in the overallotment option to redeem an equivalent number of Class B units of Vantiv Holding held by Fifth Third pursuant to the Exchange Agreement. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Principles of Consolidation

The accompanying consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof and all intercompany balances and transactions have been eliminated upon consolidation.

As of March 31, 2012, Vantiv, Inc. and Fifth Third owned interests in Vantiv Holding of 60.77% and 39.23%, respectively. Prior to the IPO, Vantiv, Inc., Fifth Third and JPDN owned interests in Vantiv Holding of 50.93%, 48.93% and 0.14%, respectively. Also prior to the IPO, Vantiv, Inc. owned a majority interest in Transactive Ecommerce Solutions Inc. (“Transactive”) which was reorganized as a wholly-owned subsidiary of Vantiv, LLC immediately prior to the IPO for bank regulatory purposes. Vantiv, LLC is a wholly-owned subsidiary of Vantiv Holding.

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests represent the minority shareholders’ share of net income or

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

loss of and equity in Vantiv Holding. Net income (loss) attributable to non-controlling interests does not include expenses incurred directly by Vantiv, Inc., such as income tax expense attributable to Vantiv, Inc. All of the Company’s non-controlling interests are presented after Vantiv Holding income tax expense or benefit in the consolidated statements of income as “Net income (loss) attributable to non-controlling interests.” Non-controlling interests are presented as a component of equity in the consolidated statements of financial position.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s 2011 audited financial statements and notes thereto included in the Company’s prospectus (the “prospectus”) filed with the Securities and Exchange Commission (“SEC”) on March 21, 2012. The accompanying consolidated financial statements are unaudited; however, in the opinion of management they include all normal recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2012, the results of its operations, cash flows and changes in shareholders’ equity for the three months ended March 31, 2012 and 2011. The accompanying consolidated statement of financial position as of December 31, 2011 was derived from the Company’s 2011 audited financial statements included within the prospectus.

Sponsorship

In order to provide electronic payment processing services, Visa, MasterCard and other payment networks require sponsorship of non-financial institutions by a member clearing bank. In June 2009, the Company entered into a ten-year agreement with Fifth Third Bank (the “Sponsoring Member”), to provide sponsorship services to the Company. Also, the Company has agreements with at least one other bank that provides the Company sponsorship into the card networks.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Revenue Recognition

The Company has contractual agreements with its clients that set forth the general terms and conditions of the relationship including line item pricing, payment terms and contract duration. Revenues are recognized as earned (i.e., for transaction based fees, when the underlying transaction is processed) in conjunction with ASC 605, Revenue Recognition. ASC 605, Revenue Recognition, establishes guidance as to when revenue is realized or realizable and earned by using the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

The Company follows guidance provided in ASC 605-45, Principal Agent Considerations. ASC 605-45, Principal Agent Considerations, states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation. The Company recognizes processing revenues net of interchange fees, which are assessed to the Company’s merchant customers on all processed transactions. Interchange rates are not controlled by the Company, which effectively acts as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and its processing customers. All other revenue is reported on a gross basis, as the Company contracts directly with the end customer, assumes the risk of loss and has pricing flexibility.

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company generates revenue primarily by processing electronic payment transactions. Set forth below is a description of the Company’s revenue by segment.

Merchant Services

The Company’s Merchant Services segment revenue is primarily derived from processing credit and debit card transactions. Merchant Services revenue is primarily comprised of fees charged to businesses, net of interchange fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. The fees charged consist of either a percentage of the dollar volume of the transaction or a fixed fee, or both, and are recognized at the time of the transaction. Merchant Services revenue also includes a number of revenue items that are incurred by the Company and are reimbursable as the costs are passed through to and paid by the Company’s clients. These items primarily consist of Visa, MasterCard and other payment network fees. In addition, for sales through ISOs and certain other referral sources in which the Company is the primary party to the contract with the merchant, the Company records the full amount of the fees collected from the merchant as revenue. Merchant Services segment revenue also includes revenue from ancillary services such as fraud management, equipment sales and terminal rent. Merchant Services revenue is recognized as services are performed.

Financial Institution Services

The Company’s Financial Institution Services segment revenues are primarily derived from debit, credit and ATM card transaction processing, ATM driving and support, and PIN debit processing services. Financial Institution Services revenue associated with processing transactions includes per transaction and account related fees, card production fees and fees generated from the Company’s Jeanie network. Financial Institution Services revenue related to card transaction processing is recognized when consumers use their client-issued cards to make purchases. Financial Institution Services revenue related to ATM driving and support is recognized in accordance with contractual agreements with the Company’s clients.

In addition to the services discussed above, Financial Institution Services generates revenue through other services, including statement production, collections and inbound/outbound call centers for credit transactions and other services such as credit card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services. Related revenues are recognized as services are performed.

Financial Institution Services provides certain services to Fifth Third Bank. Revenues related to these services are included in the accompanying statements of income as related party revenues.

Expenses

Set forth below is a brief description of the components of the Company’s expenses:

•                  Network fees and other costs consists of certain expenses incurred by the Company in connection with providing processing services to its clients, including Visa and MasterCard network association fees, payment network fees, card production costs, telecommunication charges, postage and other third party processing expenses.

•                  Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, advertising and promotional costs and residual payments made to ISOs and other third party resellers.

•                  Other operating costs primarily consist of salaries and benefits paid to operational and IT personnel, costs associated with operating the Company’s technology platform and data centers, information technology costs for processing transactions, product development costs, software consulting fees and maintenance costs.

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•                  General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product development, legal and risk management, share-based compensation costs, equipment and occupancy costs and consulting costs.

•                  Nonoperating expenses consist of $85.8 million of charges related to the refinancing of the Company’s senior secured credit facilities (see Note 3) and the early termination of the Company’s interest rate swaps (see Note 5) in connection with the March 2012 debt refinancing, and a compliance fee of $6.0 million assessed by MasterCard as a result of the IPO.

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. Further, the fair value of liability awards is required to be remeasured at the reporting date, with changes in fair value recognized as compensation cost over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards is measured based on the market price of the Company’s stock on the grant date.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of March 31, 2012 and December 31, 2011, the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 31.8% and 28.4%, respectively, for the three months ended March 31, 2012 and 2011. The effective rate for each period reflects the impact of the Company’s non-controlling interests. The Company’s TRAs have no impact on its effective tax rate.

Cash and Cash Equivalents

Investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash equivalents consist primarily of overnight EuroDollar investments. Such investments are maintained at reputable financial institutions with high credit quality and therefore are considered to bear minimal credit risk.

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of March 31, 2012, the allowance for doubtful accounts was not material to the Company’s statement of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property and Equipment—net

Property and equipment consists of the Company’s corporate headquarters facility, furniture and equipment, software, leasehold improvements and construction in progress. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s corporate headquarters facility and related improvements, 2 to 10 years for furniture and equipment, 3 to 5 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease.

The Company capitalizes certain costs related to computer software developed for internal use and amortizes such costs on a straight-line basis over an estimated useful life of 3 to 5 years. Research and development costs incurred prior to establishing technological feasibility are charged to operations as such costs are incurred. Once technological feasibility has been established, costs are capitalized until the software is placed in service.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for certain of its reporting units as of July 31, 2011 and for the remainder of its reporting units as of November 30, 2011 using market data and discounted cash flow analyses, which indicated there was no impairment. As of March 31, 2012, there have been no indications of impairment.

Intangible assets consist primarily of acquired customer relationships amortized over their estimated useful lives and an indefinite lived trade name not subject to amortization. The Company reviews the acquired customer relationships for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The indefinite lived trade name is tested for impairment annually. The Company performed its most recent annual trade name impairment test as of November 30, 2011, which indicated there was no impairment. As of March 31, 2012, there have been no indications of impairment.

Settlement Assets and Obligations

Settlement assets and obligations result from Financial Institution Services when funds are transferred from or received by the Company prior to receiving or paying funds to a different entity. This timing difference results in a settlement asset or obligation. The amounts are generally collected or paid the following business day.

The settlement assets and obligations recorded by Merchant Services represent intermediary balances due to differences between the amount the Sponsoring Member receives from the card associations and the amount funded to the merchants. Such differences arise from timing differences, interchange expenses, merchant reserves and exception items. In addition, certain card associations limit the Company from accessing or controlling merchant settlement funds and, instead, require that these funds be controlled by the Sponsoring Member. The Company follows a net settlement process whereby, if the settlement received from the card associations precedes

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the funding obligation to the merchant, the Company temporarily records a corresponding liability. Conversely, if the funding obligation to the merchant precedes the settlement from the card associations, the amount of the net receivable position is recorded by the Company, or in some cases, the Sponsoring Member may cover the position with its own funds in which case a receivable position is not recorded by the Company.

Derivatives

The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging. This guidance establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the statement of financial position at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in accumulated other comprehensive income (loss) and will be recognized in the statement of income when the hedged item affects earnings. For a derivative that does not qualify as a hedge (“free-standing derivative”), changes in fair value are recognized in earnings.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. As such, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For several of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in ASC 820, Fair Value Measurement. ASU 2011-04 is effective prospectively for annual and interim reporting periods beginning after December 15, 2011. The Company’s adoption of this principle did not have a material effect on the Company’s financial position or results of operations.

3. LONG-TERM DEBT

March 2012 Debt Refinancing

Upon the closing of the Company’s IPO, the Company used proceeds net of underwriting discounts and commissions and cash on hand of $538.9 million to repay outstanding debt under the Company’s first lien loan agreement. Contemporaneous with the repayment, the Company refinanced the remaining debt outstanding under the first lien loan agreement, which consisted of two tranches, “term B-1” and “term B-2”, terms of which are disclosed in the table below, and terminated its $150.0 million revolving credit facility.

The first lien loan agreement (“original debt”) was refinanced into a new loan agreement (“refinanced debt”) consisting of term A loans and term B loans and a $250.0 million revolving credit facility. As of the date of refinancing, the term A loans and term B loans had balances of $1,000.0 million and $250.0 million, respectively. The maturity dates and debt service requirements related to the term A loans and term B loans are listed in the table below. The revolving credit facility matures in March 2017 and includes a $75.0 million swing line facility and a $40.0 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.50% per year.

As of March 31, 2012, Fifth Third Bank held $320.0 million of the term A loans.

As of March 31, 2012 and December 31, 2011, the Company’s debt consisted of the following:

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2012	December 31, 2011
	(in thousands)
$1,621.1 million term B-1 loans, expiring on November 3, 2016 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (325 basis points) with a floor of 125 basis points (total rate of 4.5% at December 31, 2011)	$—	$1,608,905

$150.0 million term B-2 loans, expiring on November 3, 2017 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (350 basis points) with a floor of 150 basis points (total rate of 5.0% at December 31, 2011)	—	150,000

$1,000.0 million term A loans, expiring on March 27, 2017, bearing interest payable quarterly based on the Company’s leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.49% at March 31, 2012) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	1,000,000	—

$250.0 million term B loans, expiring on March 27, 2019, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at March 31, 2012) and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	250,000	—

$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at March 31, 2012)	10,131	10,131

Less: Current portion of note payable and current portion of note payable to related party	(52,500)	(16,211)

Less: Original issue discount	(5,414)	(14,327)

Note payable and note payable to related party	$1,202,217	$1,738,498

Original Issue Discount and Deferred Financing Fees

As a result of the Company’s debt pay down and based on the changes in the composition of the syndicate of lenders participating in the refinancing, the Company wrote off approximately $22.6 million of unamortized deferred financing fees and $9.7 million of original issue discount (“OID”) associated with the original debt. Of the original unamortized deferred financing fees and OID, $9.8 million and $4.1 million remain capitalized. Further, the Company incurred approximately $16.7 million of debt issuance costs and $1.3 million of OID associated with the refinanced debt. Approximately $10.3 million of the debt issuance costs were expensed at the date of the refinancing, with the remaining $6.4 million capitalized as deferred financing costs. The amount of OID associated with the refinanced debt was also capitalized. The total amount of deferred financing fees and OID expensed at the date of the refinancing was primarily driven by the changes in the composition of the syndicate of lenders participating in the refinanced debt, which resulted in a component of the refinancing to be accounted for as a debt extinguishment. The Company capitalized costs in proportion to the refinancing accounted for as a modification. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the three months ended March 31, 2012. At March 31, 2012, deferred financing fees of approximately $16.3 million and OID of approximately $5.4 million are recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statement of financial position.

Other Fees

In connection with the March 2012 debt refinancing, the Company paid a call premium equal to 1% of the outstanding balance of the original debt prior to refinancing, or $12.2 million, which is included within non-

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

operating expenses in the accompanying consolidated statement of income for the three months ended March 31, 2012.

Guarantees and Security

The obligations under the refinanced debt are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Loan Agreement) in substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $5 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the loan agreement for the refinanced debt, which are tested quarterly based on the last four fiscal quarters beginning with the four fiscal quarters ended June 30, 2012.

4. TAX RECEIVABLE AGREEMENTS

In connection with its IPO, on March 21, 2012, the Company entered into four TRAs with its pre-IPO investors, which consisted of certain funds managed by Advent, Fifth Third and JPDN. A description of each TRA is as follows:

•                  TRA with Fifth Third:  Provides for the payment by the Company to Fifth Third equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third or from the future exchange of Vantiv Holding units by Fifth Third for cash or shares of Class A common stock, as well as the tax benefits attributable to payments made under such TRA. Any actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of the Company’s Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of the Company’s income.

Subsequent to the IPO, the underwriters exercised their option to purchase additional shares of the Company’s Class A common stock.  As a result, the Company purchased 2.1 million units of Vantiv Holding from Fifth Third for $33.5 million and recorded a liability under the TRA accordingly.

•                  TRA with Advent:  Provides for the payment by the Company to Advent equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax realized as a result of the use of the Company’s tax attributes under IRC Section 743(b) in existence prior to the effective date of the Company’s IPO, as well as the tax benefits attributable to payments made under such TRA.

•                  TRA with all pre-IPO investors:  Provides for the payment by the Company to its pre-IPO investors of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that NPC Group, Inc. (“NPC”), a wholly-owned subsidiary of the Company, realizes as a result of its use of its NOLs and other tax attributes, as well as the tax benefits attributable to payments made under such TRA, with any such payment being paid to Advent, Fifth Third and JPDN according to their respective ownership interests in Vantiv Holding immediately prior to the IPO.

•                  TRA with JPDN:  Provides for the payment to JPDN of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result in the increase of tax basis

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

that may result from the Vantiv Holding units exchanged for the Company’s Class A common stock by JPDN, as well as the tax benefits attributable to payments made under such TRA.  As part of the recapitalization of Vantiv, Inc. and Vantiv Holding immediately prior to the IPO, JPDN contributed its units of Vantiv Holding to Vantiv, Inc. in exchange for shares of Class A common stock of Vantiv, Inc.

As of March 31, 2012, the Company’s liability pursuant to the TRAs was as follows (in thousands):

March 31, 2012
TRA with Fifth Third	$11,100
TRA with Advent	185,200
TRA with all pre-IPO investors	135,000
TRA with JPDN	1,700
Total	$333,000

As a result of the exchange of units of Vantiv Holding by Fifth Third and JPDN, the Company recorded a deferred tax asset of $7.0 million and $1.0 million, respectively, associated with the increase in tax basis. The Company recorded a corresponding reduction to paid-in capital for the difference between the TRA liability and the related deferred tax asset.

For each of the TRAs discussed above, the cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets of Vantiv Holding as a result of the purchase or exchange of Vantiv Holding units, had there been no tax benefit from the tax basis in the intangible assets of Vantiv Holding on the date of the IPO and had there been no tax benefit as a result of the NOLs and other tax attributes at NPC.  Subsequent adjustments of the tax receivable agreement obligations due to certain events (e.g. changes to the expected realization of NOLs or changes in tax rates) will be recognized in the statement of income.

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year.  Therefore, the Company does not expect to make any payments under the TRAs during the year ended December 31, 2012.  The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company entered into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of December 31, 2011, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable cash flows associated with its variable-rate debt by converting floating-rate payments to fixed-rate payments. In connection with the March 2012 debt refinancing discussed in Note 3, the Company terminated its interest rate swaps and discontinued hedge accounting accordingly. The Company does not enter into derivative financial instruments for speculative purposes.

Accounting for Derivative Instruments

The Company recognized derivatives in other non-current assets or liabilities in the accompanying consolidated statements of financial position at their fair values. Refer to Note 10 for a detailed discussion of the fair

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

value of its derivatives. The Company designated its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable-rate debt.

The Company formally documents all relationships between hedging instruments and underlying hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. A formal assessment of hedge effectiveness is performed both at inception of the hedge and on an ongoing basis to determine whether the hedge is highly effective in offsetting changes in cash flows of the underlying hedged item. Hedge effectiveness is assessed using a regression analysis. If it is determined that a derivative ceases to be highly effective during the term of the hedge, the Company will discontinue hedge accounting prospectively for such derivative.

The Company’s interest rate swaps qualified for hedge accounting under ASC 815, Derivatives and Hedging. Therefore, the effective portion of changes in fair value were recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affected earnings.

Cash Flow Hedges of Interest Rate Risk

As part of the Company’s interest rate risk management strategy, the interest rate swap agreements added stability to interest expense and managed exposure to interest rate movements. During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2011, the interest rate swaps designated as cash flow hedges of interest rate risk had a total notional value of $887.5 million. Included within this total notional value was $687.5 million to which Fifth Third Bank was the counterparty. The interest rate swaps were terminated in conjunction with the March 2012 debt refinancing discussed in Note 3. As such, the Company prospectively discontinued hedge accounting on the interest rate swap agreements as they no longer met the requirements for hedge accounting.

The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	March 31, 2012	December 31, 2011
Interest rate swaps	Other non-current liabilities	$—	$30,094

Any ineffectiveness associated with such derivative instruments is recorded immediately as interest expense in the accompanying consolidated statements of income (loss). As a result of the refinancing of the Company’s debt during March 2012, the Company accelerated the reclassification of amounts in accumulated other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming no longer probable of occurring.  The accelerated amounts were a loss of approximately $31.1 million, which was recorded as a component of non-operating expenses in the accompanying consolidated statement of loss for the three months ended March 31, 2012. The tables below present the effect of the Company’s interest rate swaps on the consolidated statements of income (loss) for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Derivatives in cash flow hedging relationships:
Amount of (loss) gain recognized in OCI (effective portion)(1)	$(4,256)	$2,235
Amount of loss reclassified from accumulated OCI into earnings (effective portion)(2)	(2,600)	—
Amount of (loss) gain recognized in earnings (ineffective portion)(2)	(31,079)	2,153

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)          “OCI” represents other comprehensive income.

(2)          For the three months ended March 31, 2012, amount represents loss due to missed forecasted transaction and is recorded as a component of non-operating expenses in the accompanying consolidated statement of loss. For the three months ended March 31, 2011, amount represents ineffectiveness and is recorded as a component of interest expense—net in the accompanying consolidated statement of income.

6. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Legal Reserve

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s consolidated financial statements.

7. CONTROLLING AND NON-CONTROLLING INTERESTS IN VANTIV HOLDING

As discussed in Note 1, Vantiv, Inc. owns a controlling interest in Vantiv Holding, and therefore consolidates the financial results of Vantiv Holding and records non-controlling interest for the economic interests in Vantiv Holding held by Fifth Third, with respect to periods subsequent to the IPO, and held by Fifth Third and JPDN, with respect to periods prior to the IPO. In connection with the IPO, various recapitalization and reorganization transactions were executed, as discussed in Note 1. Further, as discussed in Note 1, the Exchange Agreement entered into prior to the IPO provides for a 1 to 1 ratio between the units of Vantiv Holding and the common stock of Vantiv, Inc.

As of March 31, 2012, Vantiv, Inc.’s interest in Vantiv Holding was 60.77%.  Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	JPDN	Total
As of December 31, 2011	50,930,455	48,933,182	136,363	100,000,000
% of ownership	50.93%	48.93%	0.14%
Recapitalization transactions:
Incremental units as a result of split	38,585,162	37,072,018	103,309	75,760,489
JPDN exchange for Class A common stock	239,672	—	(239,672)	—
IPO transactions:
Issuance of Class A common stock to public	29,412,000	—	—	29,412,000
Issuance of Class A common stock under equity plan	8,716,141	—	—	8,716,141
Underwriters’ purchase of additional shares	2,086,064	(2,086,064)	—	—
As of March 31, 2012	129,969,494	83,919,136	—	213,888,630
% of ownership	60.77%	39.23%	0.00%

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $105.1 million has been recognized in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on ownership interests as of March 31, 2012.

The table below provides a reconciliation of net income (loss) attributable to non-controlling interests based on relative ownership interests in Vantiv Holding as discussed in Note 1 (in thousands):

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2012	2011
Net (loss) income	$(42,928)	$4,699
Items not allocable to non-controlling interests:
Miscellaneous expenses (a)	—	29
Vantiv, Inc. income tax benefit (b)	(25,735)	(2,283)
Net (loss) income attributable to Vantiv Holding	(68,663)	$2,445
Net (loss) income attributable to non-controlling interests (c)	$(24,564)	$1,200

(a)                                  Represents miscellaneous expenses incurred by Vantiv, Inc.

(b)                                 Represents income tax benefit related to Vantiv, Inc., not including consolidated subsidiaries.

(c)                                  Net income attributable to non-controlling interests reflects the allocation of Vantiv Holding’s net income (loss) based on the proportionate ownership interests in Vantiv Holding held by the non-controlling unitholders. For the three months ended March 31, 2012, the net loss attributable to non-controlling unitholders reflects the changes in ownership interests summarized in the table above.

8. CAPITAL STOCK

Common Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 890,000,000 shares of Class A common stock with a par value of $0.00001 per share and 100,000,000 shares of Class B common stock with no par value per share. The Class A and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders; however, the holders of shares of Class B common stock shall be limited to voting power, including voting power associated with any Class A common stock held, of 18.5% at any time other than in connection with a stockholder vote with respect to a change of control. Also, holders of Class B common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to the holders of Class A common stock. Shares of Class B common stock, together with the corresponding Vantiv Holding Class B units, may be exchanged for shares of Class A common stock on a 1 for 1 basis. All shares of Class A and Class B common stock vote together as one class on all matters submitted to a vote of the stockholders.

As discussed in Note 1, on March 21, 2012, the Company completed the IPO of its Class A common stock. In the IPO, an aggregate of 33,823,800 shares of Class A common stock were issued and sold to the public (including 4,411,800 Class A shares representing an over-allotment option granted by the Company and the selling stockholders to the underwriters in the IPO) at a price per share of $17.00. In conjunction with the IPO, the Company also issued 86,005,200 shares of Class B common stock. As of March 31, 2012, 129,267,829 shares of Class A common stock and 83,919,136 shares of Class B common stock were issued and outstanding.

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. As of March 31, 2012, there was no preferred stock outstanding.

9. SHARE-BASED COMPENSATION PLANS

Prior to the IPO, certain employees and directors of Vantiv Holding participated in the Phantom Equity Plan. As discussed in Note 1, in connection with the IPO, outstanding awards under the Phantom Equity Plan were converted into unrestricted and restricted Class A common stock, issued under the 2012 Equity Incentive Plan.

Phantom Equity Plan

Awards under the Phantom Equity Plan vested upon either the occurrence of certain events (“Time Awards”) or the achievement of specified performance goals (“Performance Awards”). Time Awards fully vested on

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the earliest of the fifth anniversary of the grant date, subject to the participant’s continued service through the end of the seventh anniversary of the grant date, or the date of the consummation of a change of control. The Performance Awards contained certain vesting conditions that were triggered upon the earlier of the consummation of a change of control or an IPO.

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan was adopted by the Company’s board of directors in March 2012. The 2012 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. The maximum number of shares of Class A common stock available for issuance pursuant to the 2012 Equity Incentive Plan is 35.5 million shares.

In connection with the IPO, vested Time Awards originally issued under the Phantom Equity Plan were converted into Class A common stock, whereas unvested Time Awards and Performance Awards were converted into restricted Class A common stock, which was issued under the 2012 Equity Incentive Plan.

In connection with the IPO and conversion of phantom units, the Company issued 1,381,135 shares of unrestricted Class A common stock related to vested Time Awards and 3,073,118 shares of restricted Class A common stock related to unvested Time Awards.  As the shares of restricted Class A common stock were issued in connection with the conversion of the Time Awards under the Phantom Equity Plan, compensation cost associated with the shares of restricted Class A common stock is equal to the remaining compensation expense previously associated with the Time Awards.  This compensation cost will be recognized prospectively on a straight-line basis, beginning on the date of the IPO and continuing over the remaining vesting period determined in accordance with the original Phantom Equity Plan award agreements.

The Company issued 3,560,223 shares of restricted Class A common stock in connection with the conversion of Performance Awards under the Phantom Equity Plan.  The fair value of restricted Class A common stock was based on the IPO price of $17.00 per share. Prior to the IPO, the occurrence of a qualifying event underlying the Performance Awards had not been considered probable, thus, no compensation cost related to the Performance Awards had been recognized. Upon the IPO and conversion of Performance Awards into restricted Class A common stock, compensation cost will be recognized in accordance with ASC 718, Compensation — Stock Compensation, as an “improbable-to-probable” modification. As such, unrecognized compensation costs associated with the converted Performance Awards will be recognized on a straight-line basis over the three-year vesting period of the underlying restricted Class A common stock based on the fair value of such restricted Class A common stock.

Also in connection with the IPO, the Company issued 74,110 restricted stock units to members of the Company’s board of directors, which vest on the earlier of one year from the date of the grant or the next annual stockholder meeting and will be settled in shares of Class A common stock following the termination of the director’s service. Additionally, upon the IPO, the Company issued a total of 231,100 restricted stock units to 2,311 active employees of the Company, with each employee receiving 100 restricted stock units. Subject to recipients’ continued service, such units will cliff vest on the fourth anniversary of the IPO.

The following table summarizes equity award activity from the date of the IPO through March 31, 2012:

	Restricted Class A Common Stock	Restricted Stock Units
Conversion of Phantom Units in connection with the IPO:
Time Awards	3,073,118	—
Performance Awards	3,560,223	—
Conversion of Restricted Class A common stock to Class A common stock upon vesting	(45,272)	—
Issuance of Restricted Stock Units to directors and employees	—	305,210
Total	6,588,069	305,210

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2012 and 2011, share-based compensation expense totaled $8.7 million and $652 thousand, respectively. At March 31, 2012, there was approximately $87 million of share-based compensation expense not yet recognized related to restricted Class A common stock and restricted stock units.

10. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the hierarchy prescribed in ASC 820, Fair Value Measurement, based upon the available inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

•                  Level 1 Inputs—Quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

•                  Level 2 Inputs—Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including but not limited to quoted prices in markets that are not active, quoted prices in active markets for similar assets or liabilities and observable inputs other than quoted prices such as interest rates or yield curves.

•                  Level 3 Inputs—Unobservable inputs reflecting the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

The following table summarizes assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011(in thousands):

	March 31, 2012			December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$30,094	$—

Interest Rate Swaps

The Company’s interest rate swaps were terminated in conjunction with the March 2012 debt refinancing discussed in Note 3. Prior to the March 2012 debt refinancing, the Company used interest rate swaps to manage interest rate risk. The fair value of interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) were based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of ASC 820, Fair Value Measurements, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, were incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 5 for further discussion of the Company’s interest rate swaps.

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes carrying amounts and estimated fair values for assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$156,362	$156,362	$370,549	$370,549
Settlement assets	71,811	71,811	46,840	46,840
Liabilities:
Settlement obligations	163,851	163,851	208,669	208,669
Note payable	1,254,717	1,249,002	1,754,709	1,769,035

Due to the short-term nature of cash and cash equivalents and settlement assets and obligations, the carrying values approximate fair value. Cash and cash equivalents and settlement assets and obligations are classified in Level 1 of the fair value hierarchy. The fair value of the Company’s note payable was estimated based on rates currently available to the Company for bank loans with similar terms and maturities and is classified in Level 2 of the fair value hierarchy.

11.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to Vantiv, Inc. by the weighed-average shares of Class A common stock outstanding during the period.

During the three months ended March 31, 2012, diluted net income (loss) per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of non-controlling interests. As such, due to the Company’s structure as a C corporation and Vantiv Holding’s structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income (loss) per share is adjusted to reflect the Company’s income tax expense (benefit) assuming the conversion of the non-controlling interest into Class A common stock. The denominator is adjusted to include the weighted-average shares of Class A common stock outstanding assuming conversion of the Class B units of Vantiv Holding held by the non-controlling interest on an “if-converted” basis. During the three months ended March 31, 2011, the numerator used in the calculation of diluted net income per share is equal to the numerator used in the calculation of basic net income per share as the Exchange Agreement with Fifth Third permitting the conversion of Class B units of Vantiv Holding to Class A common stock of the Company was not effective during such period.

The weighted-average Class A common shares used in computing basic and diluted net income (loss) per share reflect the retrospective application of the stock split which occurred in connection with the IPO. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Basic:
Net (loss) income attributable to Vantiv, Inc.	$(18,364)	$3,499
Shares used in computing basic net (loss) income per share:
Weighted-average Class A common shares	93,018,506	89,515,617
Basic net (loss) income per share	$(0.20)	$0.04

Diluted:
Consolidated loss before applicable income taxes	$(62,963)	—
Income tax benefit excluding impact of non-controlling interest	(24,241)	—
Net (loss) income	$(38,722)	$3,499
Shares used in computing diluted net (loss) income per share:
Weighted-average Class A common shares	93,018,506	89,515,617
Weighted-average Class B units of Vantiv Holding	9,359,425	—
Restricted stock and phantom equity awards	—	—
Warrant	—	—
Diluted weighted-average shares outstanding	102,377,931	89,515,617
Diluted net (loss) income per share	$(0.38)	$0.04

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended March 31, 2012, potential common shares related to the restricted stock and restricted stock units issued under the 2012 Equity Incentive Plan and the warrant held by Fifth Third are anti-dilutive and are therefore excluded from the calculation of diluted net loss per share. Weighted-average shares for the three months ended March 31, 2012 related to the warrant, calculated under the treasury stock method, were approximately 416,000. Under the treasury stock method, there were zero weighted-average shares related to the restricted stock and restricted stock units for the three months ended March 31, 2012. During the three months ended March 31, 2011, potentially dilutive securities consisted of phantom equity awards issued under the Phantom Equity Plan and the warrant held by Fifth Third. Phantom equity awards issued by and settled in units of Vantiv Holding had an anti-dilutive effect on the Company’s net income per share and were therefore excluded from the calculation of diluted net income per share. The warrant held by Fifth Third was out of the money and was therefore also excluded from the calculation of diluted net income per share.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity of the components of accumulated other comprehensive income was as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Pretax activity	$29,424	$2,235
Tax effect	(5,495)	(418)
Net activity	23,929	1,817
Other comprehensive income attributable to non-controlling interests	14,415	1,095
Other comprehensive income attributable to Vantiv, Inc.	$9,514	$722

13. SEGMENT INFORMATION

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

Segment profit reflects total revenue less network fees and other costs and sales and marketing costs of the segment. The Company’s CODM evaluates this metric in analyzing the results of operations for each segment.

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2012
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$322,978	$109,811	$—	$432,789
Network fees and other costs	165,526	34,682	—	200,208
Sales and marketing	66,699	6,058	—	72,757
Segment profit	$90,753	$69,071	$—	$159,824

	Three Months Ended March 31, 2011
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$262,686	$108,760	$—	$371,446
Network fees and other costs	146,911	35,305	—	182,216
Sales and marketing	48,887	6,710	622	56,219
Segment profit	$66,888	$66,745	$(622)	$133,011

A reconciliation of total segment profit to the Company’s (loss) income before applicable income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Total segment profit	$159,824	$133,011
Less: Other operating costs	(39,009)	(37,740)
Less: General and administrative	(28,597)	(21,383)
Less: Depreciation and amortization	(38,895)	(36,700)
Less: Interest expense—net	(24,450)	(30,621)
Less: Non-operating expenses	(91,836)	—
(Loss) Income before applicable income taxes	$(62,963)	$6,567

Vantiv, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements for the year ended December 31, 2011 included in our prospectus filed with the SEC on March 21, 2012.

Overview

We are the third largest merchant acquirer and the largest PIN debit acquirer by transaction volume, according to the Nilson Report, and a leading, integrated payment processor in the United States differentiated by a single, proprietary technology platform. This enables us to efficiently provide a suite of comprehensive services to both merchants and financial institutions of all sizes in the United States. Our technology platform offers our clients a single point of access and service that is easy to connect to and use in order to access a broad range of payment services and solutions. Our integrated business and single platform also enable us to innovate, develop and deploy new services and provide us with significant economies of scale. Our varied and broad distribution provides us with a diverse client base and channel partner relationships.

We believe our single, proprietary technology platform is differentiated from our competitors’ multiple platform architectures. Because of our single point of service and ability to collect, manage and analyze data across the payment processing value chain, we can identify and develop new services more efficiently. Once developed, we can more cost-effectively deploy new solutions to our clients through our single platform. Our single scalable platform also enables us to efficiently manage, update and maintain our technology, increase capacity and speed and realize significant operating leverage.

We enable merchants of all sizes to accept and process credit, debit and prepaid payments and provide them supporting services, such as information solutions, interchange management and fraud management, as well as vertical- specific solutions in sectors such as grocery, pharmacy, retail, petroleum and restaurants/quick service restaurants, or QSRs. We also provide mission critical payment services to financial institutions, such as card issuer processing, payment network processing, fraud protection, card production, prepaid program management, ATM driving and network gateway and switching services that utilize our proprietary Jeanie PIN debit payment network.

We provide small and mid-sized clients with the comprehensive solutions that we have developed to address the extensive requirements of our large clients. We then tailor these solutions to the unique needs of our small and mid-sized clients. In addition, we take a consultative approach to providing these services that helps our clients enhance their payments-related services.

We distribute our services through direct and indirect distribution channels using a unified sales approach that enables us to efficiently and effectively target merchants and financial institutions of all sizes. Our direct channel includes a national sales force that targets financial institutions and national merchants, regional and mid-market sales teams that sell solutions to merchants, financial institutions and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. Our indirect channel to merchants includes relationships with a broad range of independent sales organizations, or ISOs, merchant banks, value-added resellers and trade associations that target merchants, including difficult to reach small and mid-sized merchants. Our indirect channel to financial institutions includes relationships with third-party resellers and core processors.

Our Segments, Revenue and Expenses

Segments

We operate as a single integrated business and report our results of operations in two segments, Merchant Services and Financial Institution Services. We evaluate segment performance based upon segment profit, which is defined as net revenue, which represents total revenue less network fees and other costs, less sales and marketing expense attributable to that segment.

Merchant Services

We provide a comprehensive suite of payment processing services, including acquiring and processing transactions, value-added services and merchant services for banks and credit unions. According to the Nilson Report, we are the third largest merchant acquirer by transaction volume and the largest PIN debit acquirer in the United States, serving a diverse set of merchants across a variety of end-markets, sizes and geographies. We authorize, clear, settle and provide reporting for electronic payment transactions for our merchant services clients. Our client base includes over 400,000 merchant locations.

We provide our merchant services to merchants of varying sizes, which provides us with a number of key benefits. Given their size, large merchants generally receive customized payment processing solutions and lower per transaction pricing. These merchants provide us with significant operating scale efficiencies and recurring revenues, due to the large transaction volume that they generate. Small and mid-sized merchants are more difficult to reach on an individual basis, but generally generate higher per transaction fees.

Financial Institution Services

We provide integrated card issuer processing, payment network processing and value-added services to financial institutions. Our services include a comprehensive suite of transaction processing capabilities, including fraud protection, card production, prepaid cards and ATM driving and allow financial institutions to offer electronic payments solutions to their customers on a secure and reliable technology platform at a competitive cost. We provide these services using a consultative approach that helps our financial institution clients enhance their payments-related business.

We serve a diverse set of financial institutions, including regional banks, community banks, credit unions and regional PIN debit networks. We focus on small to mid-sized institutions with less than $15 billion in assets. Smaller financial institutions, including many of our clients, generally do not have the scale or infrastructure typical of large banks and are more likely to outsource payment processing needs. We provide a turnkey solution to such institutions to enable them to offer payment processing solutions. Our client base includes over 1,300 financial institutions.

Revenue

We generate revenue primarily by processing electronic payment transactions. Set forth below is a description of our revenues by segment and factors impacting segment revenues.

Merchant Services

Our Merchant Services segment revenues are primarily derived from processing credit and debit card transactions. Merchant Services revenue is primarily comprised of fees charged to businesses, net of interchange fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. The fees charged consist of either a percentage of the dollar volume of the transaction or a fixed fee, or both, and are recognized at the time of the transaction. Merchant Services revenue also includes a number of revenue items that are incurred by us and are reimbursable as the costs are passed through to and paid by our clients. These items primarily consist of Visa, MasterCard and other payment network fees. In addition, for sales through ISOs and certain other referral sources in which we are the primary party to the contract with the merchant, we record the full amount of the fees collected from the merchant as revenue. Associated residual payments made to ISOs are included in sales and marketing expenses. Merchant Services revenue also includes revenue from ancillary services such as fraud management, equipment sales and terminal rent. Revenue in our Merchant Services segment is impacted primarily by transaction volume, average transaction size, the mix of merchant types in our client portfolio, the performance of our merchant clients and the effectiveness of our distribution channels.

Financial Institution Services

Our Financial Institution Services revenues are primarily derived from debit, credit and ATM card transaction processing, ATM driving and support, and PIN debit processing services. Financial Institution Services revenue associated with processing transactions includes per transaction and account related fees, card production fees and fees generated from our Jeanie network. Financial Institution Services revenue is impacted by the number of financial institutions using our services as well as their transaction volume. The number of financial institutions in the United States has declined as a result of prevailing economic conditions, consolidation as well as other market and regulatory pressures. These factors have contributed to industry-wide pricing compression of the fees that financial institutions are willing to pay for payment processing.

Network Fees and Other Costs

Network fees and other costs consist primarily of charges incurred by us which we pass through to our clients, including Visa, MasterCard and other payment network fees, card production costs, telecommunication charges, postage and other third party processing expenses.

Net Revenue

Net revenue is revenue, less network fees and other costs and reflects revenue generated from the services we provide to our clients. Management uses net revenue to assess our operating performance. We believe that net revenue, when reviewed together with revenue, is meaningful to our investors in order to understand our performance.

Expenses

Set forth below is a brief description of the components of our expenses, aside from the network fees and other costs discussed above:

•                  Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, advertising and promotional costs and residual payments made to ISOs and other third party resellers.

•                  Other operating costs primarily consist of salaries and benefits paid to operational and IT personnel, costs associated with operating our technology platform and data centers, information technology costs for processing transactions, product development costs, software consulting fees and maintenance costs.

•                  General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product development, legal and risk management, share-based compensation costs, equipment and occupancy costs and consulting costs. In connection with our IPO, we issued restricted stock and unrestricted stock to our employees who were holders of phantom units under Vantiv Holding’s Management Phantom Equity Plan, which terminated in connection with our IPO. In addition, pursuant to the 2012 Vantiv, Inc. Equity Incentive Plan (“2012 Equity Incentive Plan”), we made additional equity grants on the date of our IPO and plan to make additional grants under such plan in the future. As such, we expect share-based compensation expense to increase as compared to historical periods.

•                  Depreciation and amortization expense consists of our depreciation expense related to investments in property, equipment and software as well as our amortization of intangible assets, principally customer relationships acquired in connection with the acquisition of a majority interest in Vantiv Holding in June 2009 and our subsequent acquisitions.

•                  Interest expense—net consists primarily of interest on borrowings under our senior secured credit facilities less interest income earned on our cash and cash equivalents.

•                  Income tax expense (benefit) represents federal, state and local taxes based on income in multiple jurisdictions.

•                  Non-operating expenses consist of charges related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing and a compliance fee assessed by MasterCard as a result of our IPO.

Factors and Trends Impacting Our Business and Results of Operations

We expect a number of factors will impact our business, results of operations and financial condition. In general, our revenue is impacted by the number and dollar volume of card based transactions which in turn are impacted by general economic conditions, consumer spending and the emergence of new technologies and payment types, such as ecommerce, mobile payments, and prepaid cards. In our Merchant Services segment, our net revenues are impacted by the mix of the size of merchants that we provide services to as well as the mix of transaction volume by merchant category. In our Financial Institution Services segment, our net revenues are also impacted by the mix of the size of financial institutions that we provide services to as well as consolidation and market and industry pressures, which have contributed and are expected to continue to contribute to pricing compression of payment processing fees in this segment. In addition, we anticipate that network fees and other costs will increase at a higher rate than transaction volume growth which will continue to increase the rate of growth in revenue, particularly in our Merchant Services segment where network fees and other costs are a higher percentage of revenue. However, this does not materially affect the rate of growth of our net revenue as such costs are generally passed through to our clients. We also expect our results of operations to be impacted by anticipated changes to our expenses, as described above, as well as by the factors affecting the comparability of our results of operations and regulatory reform described below.

Factors Affecting the Comparability of Our Results of Operations

As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Transition, Acquisition and Integration Costs

Subsequent to our separation from Fifth Third Bank in June 2009, our expenses included certain transition costs, including costs incurred for our human resources, finance, marketing and legal functions and severance costs, consulting fees related to non-recurring transition projects and expenses related to various strategic and separation initiatives. In connection with our acquisitions in 2010, we incurred acquisition and integration costs, consisting primarily of consulting fees for integration services. These costs are included in other operating costs and general and administrative expenses. For the three months ended March 31, 2012 and 2011, transition, acquisition and integration costs were $2.1 million and $13.0 million, respectively.

Share-Based Compensation

Prior to our IPO, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan. In connection with the IPO, outstanding awards under the Vantiv Holding Management Phantom Equity Plan were converted into unrestricted and restricted stock, issued under the 2012 Equity Incentive Plan. On the IPO date, we also granted restricted stock units to members of our board of directors and certain employees and intend to grant additional share-based awards in the future. During the three months ended March 31, 2012 and 2011, we incurred share-based compensation expense of $8.7 million and $0.7 million, respectively, which is included in general and administrative expense. Total share-based compensation expense is expected to be approximately $35.0 million during the year ending December 31, 2012.

Non-operating Expenses

During the three months ended March 31, 2012, we recorded $85.8 million within non-operating expenses related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in March 2012. Also recorded within non-operating expenses for the three months ended March 31, 2012 was a $6.0 million compliance fee assessed by MasterCard as a result of our IPO.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third  subsequent to our IPO and by Fifth Third and JPDN prior to our IPO, our results of operations include net income (loss) attributable to non-controlling interests. Net income (loss) attributable to non-controlling interests during the three months ended March 31, 2012 and 2011 was $(24.6) million and $1.2 million, respectively. The sale or redemption of ownership interests in Vantiv Holding by Fifth Third pursuant to the Exchange Agreement will reduce the amount recorded as non-controlling interest and increase net earnings attributable to our stockholders.

Cash Net Income

In order to provide better comparability in assessing our results of operations on a period over period basis, we calculate and review cash net income, which includes adjustments to exclude amortization of intangible assets acquired in business combinations; share-based compensation expense; transition costs associated with our separation from Fifth Third Bank; integration costs incurred in connection with acquisitions; and conversion of non-controlling interests into shares of Class A common stock.  For purposes of providing better comparability, we also made adjustment to interest and depreciation expense in 2011.  Cash net income is a non-GAAP financial measure and should be considered together with GAAP operating results (see reconciliation of cash net income to GAAP net income (loss) below).

The table below provides a reconciliation of cash net income to GAAP net income (loss) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net (loss) income	$(42,928)	$4,699
Transition, acquisition and integration costs (1)	2,059	12,981
Share-based compensation	8,663	652
Intangible amortization (2)	29,289	31,204
Depreciation and amortization adjustment (3)	—	(2,597)
Interest expense adjustment (4)	—	3,996
Non-operating expenses	91,836	—
Income tax expense adjustment (5)	(46,555)	(18,462)
Cash net income	$42,364	$32,473

(1)          Represents costs associated with our separation from Fifth Third Bank and acquisition and integration costs in connection with our acquisitions in 2010.

(2)          Represents amortization of intangible assets acquired in business combinations, primarily customer related intangible assets.

(3)          Represents adjustment to depreciation and amortization associated with our property and equipment, assuming that our property and equipment at December 31, 2011 was in place on January 1, 2011.

(4)          Represents adjustment to interest expense to reflect what our interest expense would have been for the three months ended March 31, 2011 if our level of debt and applicable terms as of December 31, 2011 was outstanding on January 1, 2011.

(5)          Represents adjustment to income tax expense assuming conversion of non-controlling interests into shares of Class A common stock.

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenue	$432,789	$371,446	$61,343	17%
Network fees and other costs	200,208	182,216	17,992	10
Net revenue	232,581	189,230	43,351	23
Sales and marketing	72,757	56,219	16,538	29
Other operating costs	39,009	37,740	1,269	3
General and administrative	28,597	21,383	7,214	34
Depreciation and amortization	38,895	36,700	2,195	6
Income from operations	$53,323	$37,188	$16,135	43%
Non-financial data:
Transactions (in millions)	3,367	3,002		12%

	Three Months Ended March 31,
	2012	2011
Net revenue	100.0%	100.0%
Sales and marketing	31.3	29.7
Other operating costs	16.8	19.9
General and administrative	12.3	11.3
Depreciation and amortization	16.7	19.4
Income from operations	22.9%	19.7%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Revenue increased 17% to $432.8 million for the three months ended March 31, 2012 from $371.4 million for the three months ended March 31, 2011. The increase was due to transaction growth of 12% as well as an increase in revenue per transaction driven primarily by our Merchant Services segment.

Network Fees and Other Costs

Network fees and other costs increased 10% to $200.2 million for the three months ended March 31, 2012 from $182.2 million for the three months ended March 31, 2011. The increase was due primarily to transaction growth of 12%.

Net Revenue

Net revenue increased 23% to $232.6 million for three months ended March 31, 2012 from $189.2 million for the three months ended March 31, 2011. The increase in net revenue was due primarily to transaction growth of 12% and an increase in revenue per transaction.

Sales and Marketing

Sales and marketing expense increased 29% to $72.8 million for the three months ended March 31, 2012 from $56.2 million for the three months ended March 31, 2011 associated with growth in revenue and an increase in sales and marketing personnel and related costs, including residual payments made to ISOs and other third-party organizations.

Other Operating Costs

Other operating costs increased 3% to $39.0 million for the three months ended March 31, 2012 from $37.7 million for the three months ended March 31, 2011. The increase was primarily driven by an increase in information technology infrastructure and personnel costs associated with growth in transactions, partially offset by a reduction in transition costs and acquisition and integration costs of $5.8 million.

General and Administrative

General and administrative expenses increased 34% to $28.6 million for the three months ended March 31, 2012 from $21.4 million for the three months ended March 31, 2011. The increase was due primarily to an increase in share-based compensation of $8.0 million to $8.7 million for the three months ended March 31, 2012. Such increase was related to share-based compensation triggered in connection with our IPO. This increase was partially offset by a decrease in transition costs and acquisition and integration costs of $5.1 million.

Depreciation and Amortization

Depreciation and amortization expense increased 6% to $38.9 million for the three months ended March 31, 2012 from $36.7 million for the three months ended March 31, 2011. The increase was primarily related to increased depreciation and amortization expense as a result of an increase in capital expenditures largely related to our information technology infrastructure.

Income from Operations

Income from operations increased 43% to $53.3 million for the three months ended March 31, 2012 from $37.2 million for the three months ended March 31, 2011. Excluding the impact of share-based compensation and acquisition and integration costs of $10.7 million for the three months ended March 31, 2012 as compared to $13.6 million for the three months ended March 31, 2011, income from operations increased 26%.

Interest Expense—Net

Interest expense—net decreased to $24.5 million for the three months ended March 31, 2012 from $30.6 million for the three months ended March 31, 2011. The decrease was due primarily to the reduced interest rate on our outstanding debt to a weighted average interest rate of approximately 4.5% during the three months ended March 31, 2012 from 5.9% during the three months ended March 31, 2011 as a result of our debt refinancing in May 2011.

Non-Operating Expenses

Non-operating expenses were $91.8 million for the three months ended March 31, 2012 and consisted of $85.8 million in charges related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing as well as a $6.0 million compliance fee assessed by MasterCard as a result of our IPO.

Income Tax Expense

As a result of our loss before applicable income taxes, we recognized an income tax benefit of $20.0 million for the three months ended March 31, 2012 as compared to income tax expense of $1.9 million for the three months ended March 31, 2011.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$322,978	$262,686	$60,292	23%
Network fees and other costs	165,526	146,911	18,615	13
Net revenue	157,452	115,775	41,677	36
Sales and marketing	66,699	48,887	17,812	36
Segment profit	$90,753	$66,888	$23,865	36%
Non-financial data:
Transactions (in millions)	2,544	2,184		16%

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$109,811	$108,760	$1,051	1%
Network fees and other costs	34,682	35,305	(623)	(2)
Net revenue	75,129	73,455	1,674	2
Sales and marketing	6,058	6,710	(652)	(10)
Segment profit	$69,071	$66,745	$2,326	3%
Non-financial data:
Transactions (in millions)	823	818		1%

Net Revenue

Merchant Services

Net revenue in this segment increased 36% to $157.5 million for the three months ended March 31, 2012 from $115.8 million for the three months ended March 31, 2011. The increase was primarily due to a 16% increase in transactions and a 17% increase in revenue per transaction as we expand our channels and increase our focus on small and mid-sized merchants. During the remainder of 2012, we expect revenue per transaction to be more consistent with prior year. The result of the debit interchange legislation from the Durbin Amendment contributed less than half of the increase in revenue per transaction.

Financial Institution Services

Net revenue in this segment increased 2% to $75.1 million for the three months ended March 31, 2012 from $73.5 million for the three months ended March 31, 2011 as organic growth more than offset the attrition of a large client that occurred in the third quarter of 2011.

Sales and Marketing

Merchant Services

Sales and marketing expense increased 36% to $66.7 million for the three months ended March 31, 2012 from $48.9 million for the three months ended March 31, 2011. The increase was primarily attributable to the increase in revenue and continued expansion of distribution channels.

Financial Institution Services

Sales and marketing expense decreased 10% to $6.1 million for the three months ended March 31, 2012 from $6.7 million for the three months ended March 31, 2011. The decrease was primarily due to a decrease in personnel and related costs.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under tax receivable agreements, debt service, acquisitions and public company expenses. As of March 31, 2012, our principal sources of liquidity consisted of $156.4 million of cash and cash equivalents and $250.0 million of availability under the  revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $1.3 billion as of March 31, 2012.

Our principal needs for liquidity have been, and for the foreseeable future will continue to be, debt service, capital expenditures, working capital and acquisitions. Additionally, our strategy includes expansion into high growth segments and verticals, entry into new geographic markets and development of additional payment processing services. We anticipate that the execution of these components of our strategy will not require a significant amount of resources and will be funded primarily through cash provided by operations.

We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, equity financings or a combination. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2011 (in thousands).

	Three Months Ended March 31,
	2012	2011
Net cash (used in) provided by operating activities	$(50,674)	$1,985
Net cash used in investing activities	(18,443)	(11,727)
Net cash used in financing activities	(145,070)	(4,000)

Cash Flow from Operating Activities

Net cash used in operating activities was $50.7 million for the three months ended March 31, 2012 as compared to net cash provided by operating activities of $2.0 million for the three months ended March 31, 2011. The decrease reflects a decrease in earnings and net cash outflow due to changes in working capital. Changes in working capital were driven largely by changes in net settlement assets and obligations, which represent settlement funds received by us and not yet remitted to our clients for the settlement of transactions we processed. Settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $18.4 million for the three months ended March 31, 2012 as compared to $11.7 million for the year the three months ended March 31, 2011. The increase was primarily due to increased capital expenditures during the three months ended March 31, 2012.

Cash Flow from Financing Activities

Net cash used in financing activities was $145.1 million for the three months ended March 31, 2012 as compared to $4.0 million for the three months ended March 31, 2011. The net impact of our IPO proceeds and March 2012 debt refinancing, including payment of related debt issuance costs, was an outflow of approximately $81.1 million. As a result of transactions related to our IPO, we made distributions of approximately $55.1 million. We also made tax distributions of $7.2 million to our non-controlling interest holders. During the three months ended March 31, 2011, net cash provided by financing activities consisted of repayments of debt and capital lease obligations and tax distributions to our non-controlling interest holders.

Credit Facilities

March 2012 Debt Refinancing

Upon the closing of our IPO, we used proceeds net of underwriting discounts and commissions and cash on hand of $538.9 million to repay outstanding debt under our first lien loan agreement. Contemporaneous with the repayment, we refinanced the remaining debt outstanding under the first lien loan agreement, which consisted of two tranches, “term B-1” and “term B-2”, terms of which are disclosed in the table below, and terminated our $150.0 million revolving credit facility.

The first lien loan agreement (“original debt”) was refinanced into a new loan agreement (“refinanced debt”) consisting of term A loans and term B loans and a $250.0 million revolving credit facility. As of the date of refinancing, the term A loans and term B loans had balances of $1,000.0 million and $250.0 million, respectively. The maturity dates and debt service requirements related to the term A loans and term B loans are listed in the table below. The revolving credit facility matures in March 2017 and includes a $75.0 million swing line facility and a $40.0 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.50% per year.

As of March 31, 2012, Fifth Third Bank held $320.0 million of the term A loans.

As of March 31, 2012 and December 31, 2011, our debt consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
$1,621.1 million term B-1 loans, expiring on November 3, 2016 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (325 basis points) with a floor of 125 basis points (total rate of 4.5% at December 31, 2011)	$—	$1,608,905

$150.0 million term B-2 loans, expiring on November 3, 2017 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (350 basis points) with a floor of 150 basis points (total rate of 5.0% at December 31, 2011)	—	150,000

$1,000.0 million term A loans, expiring on March 27, 2017, bearing interest payable quarterly based on our leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.49% at March 31, 2012) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	1,000,000	—

$250.0 million term B loans, expiring on March 27, 2019, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at March 31, 2012) and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	250,000	—

$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at March 31, 2012)	10,131	10,131

Less: Current portion of note payable and current portion of note payable to related party	(52,500)	(16,211)

Less: Original issue discount	(5,414)	(14,327)

Note payable and note payable to related party	$1,202,217	$1,738,498

The refinanced debt requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters beginning with the four fiscal quarters ended June 30, 2012. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio	Interest Coverage Ratio
April 1, 2012 to September 30, 2013	4.25 to 1.00	3.25 to 1.00
October 1, 2013 to September 30, 2014	4.00 to 1.00	3.50 to 1.00
Thereafter	3.75 to 1.00	3.75 to 1.00

Interest Rate Swaps

In connection with our debt refinancing in March 2012, we terminated the interest rate swap agreements associated with our refinanced senior secured credit facilities and incurred a charge of $31.1 million included within non-operating expenses.

Building Loan

On July 12, 2011, we entered into a term loan agreement for approximately $10.1 million for the purchase of our corporate headquarters facility. The interest rate is fixed at 6.22%, with interest only payments required for the first 84 months. Thereafter, and until maturity, we will pay interest and principal based upon a 30 year amortization schedule, with the remaining principal amount due at maturity, August 2021.

Contractual Obligations

Our prospectus discloses certain contractual obligations and commitments that existed as of December 31, 2011. The following paragraphs describe the significant additional contractual obligations and commitments that have arisen subsequent to December 31, 2011.

Tax Receivable Agreements

In connection with our IPO, we entered into four tax receivable agreements (“TRAs”) which obligate us to make payments to our pre-IPO investors. A description of each TRA is as follows:

•                  TRA with Fifth Third:  Provides for the payment by us to Fifth Third equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third or from the future exchange of Vantiv Holding units by Fifth Third for cash or shares of Class A common stock, as well as the tax benefits attributable to payments made under such TRA. Any actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income.

Subsequent to the IPO, the underwriters exercised their option to purchase additional shares of our Class A common stock.  As a result, we purchased 2.1 million units of Vantiv Holding from Fifth Third for $33.5 million and recorded a liability under the TRA accordingly.

•                  TRA with Advent:  Provides for the payment by us to Advent equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax realized as a result of the use of our tax attributes under IRC Section 743(b) in existence prior to the effective date of our IPO, as well as the tax benefits attributable to payments made under such TRA.

•                  TRA with all pre-IPO investors:  Provides for the payment by us to our pre-IPO investors of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that NPC realizes as a result of its use of its NOLs and other tax attributes, as well as the tax benefits attributable to payments made under such TRA, with any such payment being paid to Advent, Fifth Third and JPDN according to their respective ownership interests in Vantiv Holding immediately prior to the IPO.

•                  TRA with JPDN:  Provides for the payment to JPDN of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize as a result in the increase of tax basis that may result from the Vantiv Holding units exchanged for our Class A common stock by JPDN, as well as the tax benefits attributable to payments made under such TRA.  As part of the recapitalization of Vantiv, Inc. and Vantiv Holding immediately prior to the IPO, JPDN contributed its units of Vantiv Holding to Vantiv, Inc. in exchange for shares of  our Class A common stock.

As of March 31, 2012, our liability pursuant to the TRAs was as follows (in thousands):

March 31, 2012
TRA with Fifth Third	$11,100
TRA with Advent	185,200
TRA with all pre-IPO investors	135,000
TRA with JPDN	1,700
Total	$333,000

As a result of the exchange of units of Vantiv Holding by Fifth Third and JPDN, we recorded a deferred tax asset of $7.0 million and $1.0 million, respectively, associated with the increase in tax basis. We recorded a corresponding reduction to paid-in capital for the difference between the TRA liability and the related deferred tax asset.

We will retain the benefit of the remaining 15% of these tax savings. We may be required to make additional payments under the tax receivable agreements related to future purchases by us of units in Vantiv Holding from Fifth Third.  The TRAs will have no impact on our consolidated effective tax rate.

Borrowings

Principal and variable interest payments due under our senior secured credit facilities refinanced in March 2012 total $65.3 million during the remainder of 2012, $188.7 million during 2013 and 2014, $231.3 million during 2015 and 2016 and $937.2 million thereafter. Variable interest payments were calculated using interest rates as of March 31, 2012.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, derivative financial instruments, income taxes and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2012, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2011. Our critical accounting estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our prospectus filed with the SEC on March 21, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

Based on the amount outstanding under our senior secured credit facilities at March 31, 2012, the annualized effect of a one percentage point change in variable interest rates would have a pre-tax impact on our earnings and cash flows of approximately $12.5 million.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31,

2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Vantiv, Inc.

PART II — OTHER INFORMATION

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes none of these matters, either individually or in the aggregate, would have a material adverse effect on us.

Item 1A. Risk Factors

 Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q and in our prospectus filed with the SEC in connection with our IPO. Any of these risks could harm our business, results of operations, and financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

If we cannot keep pace with rapid developments and change in our industry and provide new services to our clients, the use of our services could decline, reducing our revenues.

The electronic payments market in which we compete is subject to rapid and significant changes. This market is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs and the entrance of non-traditional competitors. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants, including the development of mobile phone payment applications, prepaid card offerings, ecommerce services and other new offerings emerging in the electronic payments industry. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of customer acceptance. In the electronic payments industry these risks are acute. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to our clients. Furthermore, even though the market for alternative payment processing services is evolving, it may not continue to develop rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market.

In addition, the services we deliver are designed to process very complex transactions and provide reports and other information on those transactions, all at very high volumes and processing speeds. Any failure to deliver an effective and secure service or any performance issue that arises with a new service could result in significant processing or reporting errors or other losses. As a result of these factors, our development efforts could result in increased costs and/or we could also experience a loss in business that could reduce our earnings or could cause a loss of revenue if promised new services are not timely delivered to our clients or do not perform as anticipated. We also rely in part on third parties, including some of our competitors and potential competitors, for the development of, and access to new technologies. Our future success will depend in part on our ability to develop or adapt to technological changes and evolving industry standards. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost effective basis, our business, financial condition and results of operations would be materially adversely affected.

Furthermore, our competitors may have the ability to devote more financial and operational resources than we can to the development of new technologies and services, including ecommerce and mobile payment processing services, that provide improved operating functionality and features to their existing service offerings. If successful, their development efforts could render our services less desirable to clients, resulting in the loss of clients or a reduction in the fees we could generate from our offerings.

The payment processing industry is highly competitive, and we compete with certain firms that are larger and that have greater financial resources. Such competition could adversely affect the transaction and other fees we receive from merchants and financial institutions, and as a result, our margins, business, financial condition and results of operations.

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small and mid-sized merchant and financial institution processing and servicing sector, as well as servicing large merchants and financial institutions, which are the markets in which we are principally focused. We also face competition from non-traditional payment processors that have significant financial resources. Our growth will depend on a combination of the continued growth of electronic payments and our ability to increase our market share. The weakness of the current economic recovery could cause future growth of electronic payments to slow compared to historical rates of growth.

Our competitors include financial institutions, subsidiaries of financial institutions and well-established payment processing companies, including Bank of America Merchant Services, Chase Paymentech Solutions, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Global Payments, Inc., Heartland Payment Systems, Inc. and WorldPay US, Inc. in our Merchant Services segment, and Fidelity National Information Services, Inc., First Data Corporation, Fiserv, Inc., Total System Services, Inc. and Visa Debit Processing Service in our Financial Institution Services segment. With respect to our Financial Institutions Services segment, in addition to competition with direct competitors, we also compete with the capabilities of many larger potential clients that have either historically developed their key payment processing applications in-house, or have recently moved such application in-house, and therefore weigh whether they should develop these capabilities in-house or acquire them from a third party.

Our competitors that are financial institutions or are affiliated with financial institutions may not incur the sponsorship costs we incur for registration with the payment networks. Many of our competitors also have substantially greater financial, technological and marketing resources than we have. Accordingly, these competitors may be able to offer more attractive fees to our current and prospective clients, or especially with respect to our financial institution clients, other services that we do not offer. Competition may influence the fees we receive. If competition causes us to reduce the fees we charge, we will have to aggressively control our costs in order to maintain our profit margins. Competition could also result in a loss of existing clients, and greater difficulty attracting new clients, which we may not be able to do. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we are facing new competition emerging from non-traditional competitors offering alternative payment methods, such as PayPal and Google. These non-traditional competitors have significant financial resources and robust networks and are highly regarded by consumers. If these non-traditional competitors gain a greater share of total electronic payments transactions, it could also have material adverse effect on our business, financial condition and results of operations.

Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

We are responsible for certain third parties under Visa, MasterCard and other payment network rules and regulations, including merchants, ISOs, third party service providers and other agents, which we refer to collectively as associated participants. We and certain of our associated participants process, store and/or transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers, driver’s license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with Visa, MasterCard and other payment networks for our failure or the failure of our associated participants to protect this data in accordance with payment network requirements. The loss of merchant or cardholder data by us or our associated participants could result in significant fines and sanctions by the payment networks or governmental bodies, which could have a material adverse effect on our business, financial condition and results of operations.

These concerns about security are increased when we transmit information over the Internet. Computer viruses can be distributed and spread rapidly over the Internet and could infiltrate our systems, which might disrupt our delivery of services and make them unavailable. In addition, a significant cybersecurity breach could result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks.

We and our associated participants have been in the past and could be in the future, subject to breaches of security by hackers. In such circumstances, our encryption of data and other protective measures have not prevented and may not prevent unauthorized access. Although we have not incurred material losses or liabilities as a result of those breaches, a future breach of our system or that of one of our associated participants may subject us to material losses or liability, including payment network fines and assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter clients from using electronic payments generally and our services specifically, increase our operating expenses in order to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits, result in the imposition of material penalties and fines under state and federal laws or by the payment networks, and adversely affect our continued payment network registration and financial institution sponsorship.

We cannot assure you that there are written agreements in place with every associated participant or that such written agreements will prevent the unauthorized use or disclosure of data or allow us to seek reimbursement from associated participants. Any such unauthorized use or disclosure of data could result in protracted and costly litigation, which could have a material adverse effect on our business, financial condition and results of operations.

Our systems and our third party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer systems, software, data centers and telecommunications networks, as well as the systems of third parties. Our systems and operations or those of our third party providers, could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in:

•                  loss of revenues;

•                  loss of clients;

•                  loss of merchant and cardholder data;

•                  fines imposed by payment network associations;

•                  harm to our business or reputation resulting from negative publicity;

•                  exposure to fraud losses or other liabilities;

•                  additional operating and development costs; and/or

•                  diversion of technical and other resources.

We may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend, in part, upon our continued expansion within the markets in which we currently operate, the further expansion of these markets, the emergence of other markets for payment processing, and our ability to penetrate these markets. Future growth and profitability of our business will depend upon our ability to penetrate other markets for payment processing. We may not be able to successfully identify suitable acquisition, investment and partnership or joint venture candidates in the future, and if we do, they may not provide us with the benefits we anticipated. Once completed, investments, partnerships and joint ventures may not realize the value that we expect.

Our expansion into new markets is also dependent upon our ability to apply our existing technology or to develop new applications to meet the particular service needs of each new market. We may not have adequate financial or technological resources to develop effective and secure services or distribution channels that will satisfy the demands of these new markets. If we fail to expand into new and existing payment processing markets, we may not be able to continue to grow our revenues and earnings.

Furthermore, in response to market developments, we may expand into new geographical markets and foreign countries in which we do not currently have any operating experience. We cannot assure you that we will be able to successfully expand in such markets or internationally due to our lack of experience and the multitude of risks associated with global operations.

Any acquisitions, partnerships or joint ventures that we make could disrupt our business and harm our financial condition.

Acquisitions, partnerships and joint ventures effected through our subsidiaries are part of our growth strategy. We evaluate, and expect in the future to evaluate potential strategic acquisitions of and partnerships or joint ventures with complementary businesses, services or technologies. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture. For instance, we may not be able to successfully integrate the recently acquired NPC platforms into our existing platforms. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Certain partnerships and joint ventures we make with merchants may prevent us from competing for certain clients or in certain lines of business. We may spend time and money on projects that do not increase our revenue. As a subsidiary of a bank holding company, Fifth Third Bancorp, for purposes of the Bank Holding Company Act of 1956, as amended, or the BHC Act, we may conduct only activities authorized under the BHC Act for a bank holding company or a financial holding company, and as a subsidiary of a bank, Fifth Third Bank, for purposes of relevant federal and state banking laws, we may conduct only activities authorized under such laws. These activities and restrictions may limit our ability to acquire other businesses or enter into other strategic transactions. In addition, in connection with any acquisitions, we must comply with state and federal antitrust requirements. It is possible that perceived or actual violations of these requirements could give rise to regulatory enforcement action or result in us not receiving all necessary approvals in order to complete a desired acquisition. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. To the extent we pay the purchase price with proceeds from the incurrence of debt, it would increase our already high level of indebtedness and could negatively affect our liquidity and restrict our operations. Our competitors may be willing or able to pay more than us for acquisitions, which may cause us to lose certain acquisitions that we would otherwise desire to complete. In addition, pursuant to the Fifth Third Bank consent rights in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement, Fifth Third Bank’s approval is required for acquisitions and incurrences of indebtedness by us based on certain thresholds. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

If we fail to comply with the applicable requirements of the Visa, MasterCard or other payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our financial institution sponsors. Fines could have a material adverse effect on our business, financial condition or results of operations, and if these registrations are terminated, we may not be able to conduct our business.

A significant source of our revenue comes from processing transactions through the Visa, MasterCard and other payment networks. The payment networks routinely update and modify their requirements. Changes in the requirements may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our clients or associated participants. Furthermore, if we do not comply with the payment network requirements, the payment networks could seek to fine us, suspend us or terminate our registrations which allow us to process transactions on their networks. On occasion, we have received notices of non-compliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures on the part of a merchant. If we are unable to recover fines from or pass through costs to our merchants or other associated participants, we would experience a financial loss. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing payment network services to the Visa, MasterCard or other payment networks, which would have a material adverse effect on our business, financial condition and results of operations.

Changes in payment network rules or standards could adversely affect our business, financial condition and results of operations.

In order to provide our transaction processing services, we are registered through our bank partnerships with the Visa, MasterCard and other payment networks as service providers for member institutions. As such, we and many of our clients are subject to card association and payment network rules that could subject us or our clients to a variety of fines or penalties that may be levied by the card associations or payment networks for certain acts or omissions by us or our associated participants. On occasion, we have received notices of non-compliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures on the part of a merchant. If we are unable to recover fines from our merchants, we would experience a financial loss. Payment network rules are established and changed from time to time by each payment network as they may determine in their sole discretion and with or without advance notice to their participants. Payment networks generally establish their rules to allocate responsibilities among the payment networks’ participants and generally structure and change such rules for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants or to serve their own strategic initiatives. In some cases, payment networks compete with us and their ability to modify and enhance their rules in their sole discretion may provide them an advantage in selling or developing their own services that may compete directly or indirectly with our services. The termination of our member registration or our status as a certified service provider, or any changes in card association or other payment network rules or standards, including interpretation and implementation of the rules or standards, that increase our cost of doing business or limit our ability to provide transaction processing services to or through our clients, could have a material adverse effect on our business, financial condition and results of operations.

If we cannot pass increases from payment networks including interchange, assessment, transaction and other fees along to our merchants, our operating margins will be reduced.

We pay interchange and other fees set by the payment networks to the card issuing financial institution and the payment networks for each transaction we process. From time to time, the payment networks increase the interchange fees and other fees that they charge payment processors and the financial institution sponsors. At their sole discretion, our financial institution sponsors have the right to pass any increases in interchange and other fees on to us and they have consistently done so in the past. We are generally permitted under the contracts into which we enter, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to pass through these and other fees in the future, it could have a material adverse effect on our business, financial condition and results of operations.

We rely on financial institution sponsors, which have substantial discretion with respect to certain elements of our business practices, and financial institution clearing service providers, in order to process electronic payment transactions. If these sponsorships or clearing services are terminated and we are unable to secure new bank sponsors or financial institutions, we will not be able to conduct our business.

Because we are not a bank, we are not eligible for membership in the Visa, MasterCard or other payment networks and are, therefore, unable to directly access the payment networks, which are required to process transactions. The Visa, MasterCard and other payment network operating regulations require us to be sponsored by a member bank in order to process electronic payment transactions. We are currently registered with the Visa, MasterCard and other payment networks through Fifth Third Bank, which has maintained that registration since we were established as a separate entity in 2009. Our wholly-owned subsidiary NPC Group, Inc. is currently registered with the Visa, MasterCard and other payment networks through First National Bank of Omaha which will expire in December 2012, when we plan to consolidate our registration sponsorship with Fifth Third Bank. Our current agreement with Fifth Third Bank expires in June 2019. Furthermore, our agreements with our financial institution sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a materially adverse effect on our business, financial condition and results of operations. We also rely on various financial institutions to provide clearing services in connection with our settlement activities. If our sponsorships or clearing services agreements are terminated and we are unable to secure another bank sponsor or clearing service provider, we will not be able to process Visa, MasterCard and other payment network transactions or settle transactions which would have a material adverse effect on our business, financial condition and results of operations.

Increased merchant, ISO or referral partner attrition could cause our revenues to decline.

We experience attrition in merchant credit, debit or prepaid card processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to contract breaches by merchants or a reduction in same store sales. Our ISO and referral partner channels, which purchase and resell our electronic payments services to their own portfolios of merchant customers, are strong contributors to our revenue growth in our Merchant Services segment. If an ISO or referral partner switches to another transaction processor, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the ISO or referral partner, and we risk losing existing merchants that were originally enrolled by the ISO or referral partner. NPC, which was acquired in 2010, has higher rates of attrition due to the makeup of its customer base, which primarily consists of small and mid-sized merchants. We cannot predict the level of attrition in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations.

If we do not successfully renew or renegotiate our agreements with our clients or ISOs, our business will suffer.

A significant amount of our revenue is derived under contracts with clients and ISOs. Consolidation among financial institutions and merchants has resulted in an increasingly concentrated client base. The financial position of our clients and ISOs and their willingness to pay for our services are affected by general market conditions, competitive pressures and operating margins within their respective industries. Contract renewal or renegotiation time presents our clients and ISOs with the opportunity to consider other providers. The loss or renegotiation of our contracts with existing clients or ISOs or a significant decline in the number of transactions we process for them could have a material adverse effect on our business, financial condition and results of operations.

We are subject to economic and political risk, the business cycles and credit risk of our clients and the overall level of consumer, business and government spending, which could negatively impact our business, financial condition and results of operations.

The electronic payments industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates may adversely affect our financial performance by reducing the number or average purchase amount of transactions made using electronic payments. A reduction in the amount of consumer spending could result in a decrease in our revenue and profits. If cardholders of our financial institution clients make fewer transactions with their cards, our merchants make fewer sales of their products and services using electronic payments or people spend less money per transaction, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

A further weakening in the economy could have a negative impact on our clients, as well as their customers who purchase products and services using our payment processing systems, which could, in turn, negatively impact our business, financial condition and results of operations, particularly if the recessionary environment disproportionately affects some of the discretionary market segments that represent a larger portion of our payment processing volume. In addition, a further weakening in the economy could force retailers to close, resulting in exposure to potential credit losses and future transaction declines. Furthermore, credit card issuers have been reducing credit limits, closing accounts, and more selective with respect to whom they issue credit cards. We also have a certain amount of fixed and semi-fixed costs, including rent, debt service, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely impact our future revenues and profits and cause a materially adverse effect on our business, financial condition and results of operations.

In addition, a recessionary economic environment could affect our merchants through a higher rate of bankruptcy filings, resulting in lower revenues and earnings for us. Our merchants are liable for any charges properly reversed by the card issuer on behalf of the cardholder. Our associated participants are also liable for any fines, or penalties, that may be assessed by any payment networks. In the event that we are not able to collect such amounts from the associated participants, due to fraud, breach of contract, insolvency, bankruptcy or any other reason, we may be liable for any such charges. Furthermore, in the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final months of operation, all of which would negatively impact our business, financial condition and results of operations.

We incur liability when our merchants refuse or cannot reimburse us for chargebacks resolved in favor of their customers, fees, fines or other assessments we incur from the payment networks. We cannot accurately anticipate these liabilities, which may adversely affect our business, financial condition and results of operations.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Furthermore, such disputes are more likely to arise during economic downturns, such as the one we are currently experiencing. If we are unable to collect such amounts from the merchant’s account or reserve account (if applicable), or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we may bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a materially adverse effect on our business, financial condition and results of operations.

Fraud by merchants or others could have a material adverse effect on our business, financial condition and results of operations.

We face potential liability for fraudulent electronic payment transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit, debit or prepaid card, card number or other credentials to record a false sales transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition and results of operations.

A decline in the use of credit, debit or prepaid cards as a payment mechanism for consumers or adverse developments with respect to the payment processing industry in general could have a materially adverse effect on our business, financial condition and results of operations.

If consumers do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit, debit and prepaid cards which is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations. In response to rules implementing the Durbin Amendment, financial institutions may charge their customers additional fees for the use of debit cards. If such fees result in decreased use of debit cards by cardholders, our business, financial condition and results of operations may be adversely affected. We believe future growth in the use of credit, debit and prepaid cards and other electronic payments will be driven by the cost, ease-of-use, and quality of services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods including, credit, debit and prepaid cards. Moreover, if there is an adverse development in the payments industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our business, financial condition and results of operations may be adversely affected.

Continued consolidation in the banking and retail industries could adversely affect our growth.

Historically, the banking industry has been the subject of consolidation, regardless of overall economic conditions, while the retail industry has been the subject of consolidation due to cyclical economic events. As banks and retail merchants consolidate, our ability to successfully offer our services will depend in part on whether the institutions that survive are willing to outsource their electronic payment processing to third party vendors and whether those institutions have pre-existing relationships with us or any of our competitors. Larger banks and merchants with greater transaction volumes may demand lower fees, which could result in lower revenues and earnings for us. In addition, in times of depressed economic conditions, similar to those experienced in the last few years, a higher number of financial institutions are taken over by the Federal Deposit Insurance Corporation, or FDIC. The government seizure of a potential or current financial institution customer could have a negative effect on our business, by eliminating the institution’s need for our services or by voiding any contracts we may have had in place with such institution.

If Fifth Third Bank fails or is acquired by a third party, it could place certain of our material contracts at risk, decrease our revenue, and would transfer the ultimate voting power of a significant amount of our securities to a third party.

If Fifth Third Bank, as one of our largest clients and provider of the services under our Clearing, Settlement and Sponsorship Agreement, Referral Agreement and Master Services Agreement, were to be placed into receivership or conservatorship, it could jeopardize our ability to generate revenue and conduct our business. Fifth Third Bank accounted for approximately 4% of our revenue in the year ended December 31, 2011 and provides crucial services to us. The loss of both a major client and material service provider due to a receivership or conservatorship, could have a materially adverse effect on our business, financial condition and results of operations.

If Fifth Third Bank were to be acquired by a third party, it could affect certain of our contractual arrangements with them. For instance, in the event of a change of control or merger of Fifth Third Bank, our Clearing Settlement and Sponsorship Agreement and our Referral Agreement provide that Fifth Third Bank may assign the contract to an affiliate or successor, in which case we would not have the right to terminate the contract regardless of such assignee’s ability to perform such services. Our Master Services Agreement provides that Fifth Third Bank would be in default under the agreement upon a change of control, in which case we would have the right to terminate the agreement effective upon 60 days notice to Fifth Third Bank unless the surviving entity assumes Fifth Third Bank’s obligation and the level of fees paid to us pursuant to the Master Services Agreement remains equal or greater than fees paid to us prior to the change of control. In addition, the acquiring company may choose to terminate the terms of such contracts, requiring us to litigate if we believe such termination is not pursuant to contract terms, and find alternative clients, counterparties or sponsorships. The added expense of litigation and the inability to find suitable substitute clients or counterparties in a timely manner would have a material adverse effect on our business, financial condition and results of operations.

Furthermore, such an acquisition would place in the hands of the acquiring third party the voting power of Fifth Third Bank’s stock ownership in Vantiv, Inc. (including any shares of Class A common stock that may be issued in exchange for Fifth Third Bank’s Class B units in Vantiv Holding) and, in some circumstances, certain of Fifth Third Bank’s consent rights in Vantiv, Inc. and Vantiv Holding. We may not have a historical relationship with the acquiring party, and the acquiring party may be a competitor of ours or provide many of the same services that we provide. The acquiring party may vote its shares of our common stock or units or exercise its consent rights in a manner adverse to us and our other stockholders.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

We operate in a rapidly changing industry, and we have experienced significant change in the past three years including our separation from Fifth Third Bank in June 2009, certain acquisitions and our March 2012 initial public offering and listing on the New York Stock Exchange. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage our risks. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise inaccessible by us. In some cases, however, that information may not be accurate, complete or up-to-date. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations, or industry standards affecting the electronic payments industry and other industries in which we operate may have an unfavorable impact on our business, financial condition and results of operations.

Our business is impacted by laws and regulations that affect our industry. The number of new and proposed regulations has increased significantly, particularly pertaining to interchange fees on credit and debit card transactions, which are paid to the card issuing financial institution. In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which significantly changed financial regulation. Changes affecting the payment processing industry include restricting amounts of debit card fees that certain issuing financial institutions can charge merchants and allowing merchants to set minimum dollar amounts for the acceptance of credit cards and offer discounts for different payment methods. These restrictions could negatively affect the number of debit transactions, and prices changed per transaction, which would negatively affect our business. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau, or the CFPB, that became operational on July 21, 2011 and will assume responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. In addition, the Dodd-Frank Act created a Financial Stability Oversight Council that has the authority to determine whether non-bank financial companies, such as us, should be supervised by the Board of Governors of the Federal Reserve System, or the Federal Reserve, because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business.

Rules released by the Federal Reserve in July 2011 to implement the so-called Durbin Amendment to the Dodd-Frank Act mandate a cap on debit transaction interchange fees for card issuers with assets greater than $10 billion. The rules also contain prohibitions on network exclusivity and routing restrictions. Beginning in October 2011, (i) a card payment network may not prohibit a card issuer from contracting with any other card payment network for the processing of electronic debit transactions involving the issuer’s debit cards and (ii) card issuing financial institutions and card payment networks may not inhibit the ability of merchants to direct the routing of debit card transactions over any card payment networks that can process the transactions. By April 2012, most debit card issuers will be required to enable at least two unaffiliated card payment networks on each debit card. The interchange fee cap has the potential to alter the type or volume of card based transactions that we process on behalf of our clients. These new regulations could result in the need for us to make capital investments to modify our services to facilitate our existing clients’ and potential clients’ compliance and reduce the fees we are able to charge our clients. These new regulations also could result in greater pricing transparency and increased price-based competition leading to lower margins and higher rates of client attrition. Furthermore, the requirements of the new regulations and the timing of their effective dates could result in changes in our clients’ business practices that may alter their delivery of their products and services to consumers and the timing of their investment decisions, which could change the demand for our services as well as alter the type or volume of transactions that we process on behalf of our clients.

In addition, the Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, created new requirements applicable to credit card issuers. The CARD Act, along with the Federal Reserve’s amended Regulation E, created new requirements applicable to certain prepaid cards. In the future, we may have to obtain state licenses to expand our distribution network for prepaid cards, which licenses we may not be able to obtain. If we fail or are unable to comply with these requirements, our clients (or in certain instances, we) could be subject to the imposition of fines, civil liability (and/or in the case of willful and deliberate non-compliance, criminal liability) which may impact our ability to offer our credit issuer processing services, prepaid or other related services which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, on July 26, 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act’s regulations to “prepaid access” products and services. This rulemaking clarifies the anti-money laundering obligations for entities engaged in the provision and sale of prepaid services such as prepaid cards, including a requirement that will cause us to register with FinCEN as a “money services business—provider of prepaid access.” Notwithstanding previously implemented anti-money laundering procedures pursuant to various contractual obligations, the rule increases our regulatory risks and, as with other regulatory requirements, violations of the rule could have a material adverse effect on our business, financial condition and results of operations.

Separately, the Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code of 1986, as amended, or the Code, that requires information returns to be made for each calendar year by merchant acquiring entities and third-party settlement organizations with respect to payments made in settlement of payment card transactions and third-party payment network transactions occurring in that calendar year. This requirement to make information returns applies to returns for calendar years beginning after December 31, 2010. Reportable transactions are also subject to backup withholding requirements. We could be liable for penalties if our information return is not in compliance with the new regulations. In addition, these new regulations will require us to incur additional costs to modify our systems so that we may provide compliant services. This law will result in significant additional Form 1099 reporting requirements for us in the first half of 2012.

The overall impact of these regulations on us is difficult to estimate, in part because certain regulations need to be adopted by the CFPB with respect to consumer financial products and services and regulations have only recently been adopted by the Federal Reserve with respect to certain interchange fees and in part because such regulations have only recently taken effect. These and other laws and regulations could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.

Governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to effectively provide our services to merchants.

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. While our operations are subject to certain provisions of these privacy laws, we have limited our use of consumer information solely to providing services to other businesses and financial institutions. In connection with providing services to our clients, we are required by regulations and contracts with our merchants and financial institution clients to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts require periodic audits by independent companies regarding our compliance with industry standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information shared by our clients with us. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws or their interpretations, or becoming subject to additional U.S., state or local taxes that cannot be passed through to our clients, could negatively affect our business, financial condition and results of operations.

We are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Furthermore, companies in the payment processing industry, including us, may become subject to taxation in various tax jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our clients, our costs would increase and our net income would be reduced, and it could have a material adverse effect on our business, financial condition and results of operations.

For purposes of federal and state banking laws, we are deemed to be controlled by Fifth Third Bank and Fifth Third Bancorp, and as such we are subject to supervision and examination by federal and state banking regulators, and our activities are limited to those permissible for Fifth Third Bank and Fifth Third Bancorp. We may therefore be restricted from engaging in new activities or businesses, whether organically or by acquisition. We are also subject to supervision and examination by the new Federal Consumer Financial Protection Bureau.

Fifth Third Bank currently owns approximately 39.2% of the voting and economic interest in Vantiv Holding and approximately 18.5% of the voting interest in Vantiv, Inc.

Because of the size of Fifth Third Bank’s beneficial voting and economic interest, we and Vantiv Holding are deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank and are therefore considered to be a subsidiary of Fifth Third Bancorp for purposes of the BHC Act and of Fifth Third Bank for purposes of relevant federal and state banking laws. We are therefore subject to regulation and supervision by the Federal Reserve and the Ohio Division of Financial Institutions, or the ODFI. We will remain subject to regulation and examination until Fifth Third Bancorp and Fifth Third Bank are no longer deemed to control us for bank regulatory purposes, which we do not have the ability to control and which will not occur until Fifth Third Bank has significantly reduced its equity interest in us, as well as certain other factors. The BHC Act and relevant federal and state banking laws and regulations include different thresholds for regulatory purposes to define control as compared to GAAP requirements, and as a result, Fifth Third Bancorp does not consolidate Vantiv Holding for financial reporting purposes. For financial reporting purposes, we have consolidated the results of Vantiv Holding due to our ownership of a majority voting ownership interest in Vantiv Holding.

For as long as we are deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank for bank regulatory purposes, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and the ODFI and to most banking laws, regulations and orders that apply to Fifth Third Bancorp and Fifth Third Bank. Any restrictions placed on Fifth Third Bancorp or Fifth Third Bank as a result of any supervisory actions may also restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. Further, as long as we are deemed to be controlled by Fifth Third Bancorp for bank regulatory purposes, we may conduct only activities that are authorized under the BHC Act for a bank holding company, or a BHC, which include activities so closely related to banking as to be a proper incident thereto, or for a financial holding company, or FHC, which include activities that are financial in nature or incidental to financial activities. In addition, as long as Fifth Third Bank holds an equity interest in us or Vantiv Holding, directly or indirectly, our activities are further limited to those that are permissible for Fifth Third Bank to engage in directly, which include activities that are part of, or incidental to, the business of banking. Accordingly, we have agreed to a covenant in the Amended and Restated Vantiv Holding Limited Liability Company Agreement that is intended to facilitate compliance by Fifth Third Bank with relevant federal and state banking laws.

In addition, new activities that we may wish to commence in the future may not be permissible for us under the BHC Act or other relevant federal or state banking laws, or may require prior regulatory approvals. More generally, the Federal Reserve has broad powers to approve, deny or refuse to act upon applications or notices for us to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. Because of the foregoing limitations, and in particular, Fifth Third Bank’s interest in us, it may be difficult for us to invest in a non-U.S. company and doing so may require prior regulatory approval, including from the Federal Reserve.

For example, in certain circumstances, we and Fifth Third Bank may decide to establish a “financial subsidiary” (which is a special type of bank subsidiary permitted by the Gramm-Leach-Bliley Act of 1999 and implemented in this case by Federal Reserve Regulation H) in order to acquire a foreign entity. Among other things, a financial subsidiary may engage, either directly or through a foreign subsidiary, in a wide range of international financial activities, including the types of data processing activities we provide. Such financial subsidiary would be deemed to be a financial subsidiary of Fifth Third Bank. As such, the banking agencies will have substantial discretion as to whether a financial subsidiary may be formed and under what conditions it may operate. If permitted by the Federal Reserve and the ODFI, Vantiv Holding could establish a direct or indirect financial subsidiary that is a foreign entity or that may directly or indirectly acquire the stock of a foreign entity. In addition to the initial filing and application requirements, because the financial subsidiary must be considered a subsidiary of Fifth Third Bank for banking law purposes at all times, establishing and maintaining a financial subsidiary will subject Fifth Third Bank, and to a lesser extent us, to several banking law requirements and limitations. More specifically, at all times (i) if the financial subsidiary or any subsidiary engages in any activities as principal rather than as agent, Fifth Third Bank must have at least one issue of eligible debt outstanding currently given one of the highest three investment grade ratings by a national ratings agency; (ii) the financial subsidiary would be deemed an “affiliate” of Fifth Third Bank and us for purposes of Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder (which would place limits on, among other things, the amount of capital and credit arrangements that could be provided to the financial subsidiary and any subsidiary thereof by Fifth Third Bank and its subsidiaries and by us and our other subsidiaries), and all contractual arrangements between Fifth Third Bank and its subsidiaries and us and our other subsidiaries, on the one hand, with the financial subsidiary, and any subsidiary thereof, on the other hand, must be on not better than arm’s-length terms from the perspective of such financial subsidiary; (iii) Fifth Third Bank must be “well capitalized” and “well managed” under applicable banking regulations; (iv) the financial subsidiary may not exceed a threshold for maximum assets; (v) Fifth Third Bank must comply with capital deduction requirements regarding investments and retained earnings in the financial subsidiary; (vi) safeguards for monitoring the risk at Fifth Third Bank and the financial subsidiary must be established; and (vii) the financial subsidiary is deemed a subsidiary of the bank holding company and not the member bank for purposes of anti-tying prohibitions under the BHC Act.

We may not receive regulatory authority to create such a financial subsidiary, or, if created, we may be unable to comply with all requirements. We will need Fifth Third’s cooperation to form and operate the financial subsidiary, and the regulatory burdens imposed upon Fifth Third Bank may be too extensive to justify its establishment or continuation. If after the financial subsidiary is formed we or Fifth Third Bank are at any time unable to comply with the regulatory requirements set forth above, the Federal Reserve or ODFI may impose additional limitations or restrictions on Fifth Third Bank’s or our operations, which could potentially force us to limit the activities or dispose of the financial subsidiary. Moreover, if the financial subsidiary is at some point deemed to not be a subsidiary of Fifth Third Bank for bank purposes, as a result of future reductions in ownership in Vantiv, Inc. by Fifth Third Bank but Fifth Third Bank nonetheless retains the ownership interest in us, we would need to seek another basis for permitting Fifth Third Bank’s indirect ownership interest in foreign companies, and we cannot be certain that such efforts would be commercially viable or successful.

In light of the foregoing, there can be no assurance that we will be able to successfully engage in activities abroad or invest in a non-U.S. company. Any activities or other regulatory restrictions or approval requirements applicable to us as a result of our affiliation for bank regulatory purposes with Fifth Third Bancorp and Fifth Third Bank may inhibit our expansion into new markets or new business lines and may limit our ability to acquire other businesses or enter into other strategic transactions, which may in turn have a material adverse effect on our business, financial condition and results of operations.

We are subject to direct supervision and examination by the CFPB because we are an affiliate of Fifth Third Bank (which is an insured depository institution with greater than $10 billion in assets) for bank regulatory purposes and because we are a service provider to insured depository institutions with assets of $10 billion or more in connection with their consumer financial products and to entities that are larger participants in markets for consumer financial products and services such as prepaid cards. The CFPB was created by the Dodd-Frank Act and will assume rulemaking authority over several enumerated federal consumer financial protection laws. It is also authorized to issue rules prohibiting unfair, deceptive or abusive acts or practices by persons offering consumer financial products or services and those, such as us, who are service providers to such persons. The CFPB has authority to enforce these consumer financial protection laws and rules. CFPB rules and examinations may require us to adjust our activities and may increase our compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, financial position and results of operations.

We are involved in various litigation matters and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully manage our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Others, including our competitors may independently develop similar technology, duplicate our services or design around our intellectual property, and in such cases we could not assert our intellectual property rights against such parties. Further, our contractual arrangements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure of our confidential information. We may have to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, because of the rapid pace of technological change in our industry, aspects of our business and our services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all. The loss of intellectual property protection or the inability to obtain third party intellectual property could harm our business and ability to compete.

We may also be subject to costly litigation in the event our services and technology infringe upon or otherwise violate a third party’s proprietary rights. Third parties may have, or may eventually be issued, patents that could be infringed by our services or technology. Any of these third parties could make a claim of infringement against us with respect to our services or technology. We may also be subject to claims by third parties for breach of copyright, trademark, license usage or other intellectual property rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Additionally, in recent years, individuals and groups have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even if we believe that intellectual property related claims are without merit, defending against such claims is time consuming and expensive and could result in the diversion of the time and attention of our management and employees. Claims of intellectual property infringement also might require us to redesign affected services, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our services. Even if we have an agreement for indemnification against such costs, the indemnifying party, if any in such circumstances, may be unable to uphold its contractual obligations. If we cannot or do not license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

Finally, we use open source software in connection with our technology and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the ownership of open source software. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor the use of open source software in our technology and services and try to ensure that none is used in a manner that would require us to disclose the source code to the related technology or service, such use could inadvertently occur and any requirement to disclose our proprietary source code could be harmful to our business, financial condition and results of operations.

If we lose key personnel our business, financial condition and results of operations may be adversely affected.

We are dependent upon the ability and experience of a number of our key personnel who have substantial experience with our operations, the rapidly changing payment processing industry and the selected markets in which we offer our services. Many of our key personnel have worked for us for a significant amount of time or were recruited by us specifically due to their industry experience. It is possible that the loss of the services of one or a combination of our senior executives or key managers, including Charles D. Drucker, our chief executive officer, could have a material adverse effect on our business, financial condition and results of operations.

In a dynamic industry like ours, the ability to attract, recruit, retain and develop qualified employees is critical to our success and growth.

Our business functions at the intersection of rapidly changing technological, social, economic and regulatory developments that require a wide ranging set of expertise and intellectual capital. In order for us to successfully compete and grow, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. While we have a number of our key personnel who have substantial experience with our operations, we must also develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. We have hired significant numbers of new personnel since our separation from Fifth Third Bank and must continue to hire additional personnel to execute our strategic plans. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure that qualified employees will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly net income.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues have been strongest in our third and fourth quarters, and weakest in our first quarter. This is due to the increase in the number and amount of electronic payment transactions related to seasonal retail events.

We may need to raise additional funds to finance our future capital needs, which may prevent us from growing our business.

We may need to raise additional funds to finance our future capital needs, including developing new services and technologies, and to fund ongoing operating expenses. We also may need additional financing earlier than we anticipate if we, among other things:

•                  purchase residual equity (the portion of our commissions or residuals that we have committed to our distribution channel partners for as long as the merchant processes with us, which we may buy out at an agreed multiple) from a large number of distribution channel partners;

•                  need to reduce pricing in response to competitive or regulatory pressures;

•                  are required to pay significant settlements or fines;

•                  repurchase our common stock; or

•                  finance Vantiv, Inc.’s purchase of Class B units of Vantiv Holding from Fifth Third Bank upon the exercise of their right to put their Class B units of Vantiv Holding to Vantiv, Inc. in exchange for cash to the extent that we decide to purchase rather than exchange such units for Class A common stock.

If we raise additional funds through the sale of equity securities, these transactions may dilute the value of our outstanding Class A common stock. In addition, any issuance of securities constituting more than 20% of the total of our outstanding common stock, with certain limited exceptions, and incurrences of indebtedness that cause us to fail to meet a specified leverage ratio are subject to the consent rights of Fifth Third Bank set forth in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement. We may also decide to issue securities, including debt securities that have rights, preferences and privileges senior to our Class A common stock. Any debt financing would increase our already high level of indebtedness and could negatively affect our liquidity and restrict our operations. We may be unable to raise additional funds on terms favorable to us or at all. If financing is not available or is not available on acceptable terms, we may be unable to fund our future needs. This may prevent us from increasing our market share, capitalizing on new business opportunities or remaining competitive in our industry.

Potential clients may be reluctant to switch to a new vendor, which may adversely affect our growth.

Many potential clients, including both financial institutions and merchants, worry about potential disadvantages associated with switching payment processing vendors, such as a loss of accustomed functionality, increased costs and business disruption. For potential clients of our Merchant Services and Financial Institution Services segments, switching from one vendor of core processing or related software and services (or from an internally-developed system) to a new vendor is a significant undertaking. As a result, potential clients often resist change. We seek to overcome this resistance through strategies such as making investments to enhance the functionality of our software. However, there can be no assurance that our strategies for overcoming potential clients’ reluctance to change vendors will be successful, and this resistance may adversely affect our growth.

We have a long sales cycle for many of our services, and if we fail to close sales after expending significant time and resources to do so, our business, financial condition and results of operations could be adversely affected.

The initial installation and set-up of many of our services often involve significant resource commitments by our clients, particularly those with larger operational scale. Potential clients generally commit significant resources to an evaluation of available services and require us to expend substantial time (up to six to nine months), effort and money educating them as to the value of our services. We incur substantial costs in order to obtain each new customer. We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our clients’ budgetary constraints or for other reasons. If we are unsuccessful in closing sales after expending significant funds and management resources or we experience delays, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Company and Our Organizational Structure

We have a limited operating history as a stand-alone company upon which you can evaluate our performance, and accordingly, our prospects must be considered in light of the risks that any newly stand-alone company encounters. Furthermore, we maintain many relationships with our former parent entity.

Historically, our business has been conducted as a business unit of Fifth Third Bank, and many key services required by us for the operation of our business were provided by Fifth Third Bank until recently. Thus, we have limited experience operating as a stand-alone company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and with the periodic reporting obligations of the Exchange Act), treasury administration, investor relations, internal audit, insurance and information technology, as well as the accounting for items such as equity compensation and income taxes. Our business is subject to the substantial risks inherent in the commencement of a new business enterprise in an intensely regulated and competitive industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies that are heavily affected by economic conditions and operate in highly regulated and competitive environments. Furthermore, we currently use services from Fifth Third Bank, such as treasury management services and limited information technology services. If Fifth Third Bank were to stop providing such services and we were unable to replace these services or enter into appropriate third party agreements on terms and conditions, including cost, comparable to those with Fifth Third Bank, it could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We have a high level of indebtedness. As of March 31, 2012, after giving effect to the application of net proceeds from our initial public offering, we had total indebtedness of $1.3 billion. Our high degree of leverage could have significant negative consequences, including:

•                  increasing our vulnerability to adverse economic, industry or competitive developments;

•                  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•                  exposing us to the risk of increased interest rates because certain of our borrowings, including and most significantly borrowings under our senior secured credit facilities, are at variable rates of interest;

•                  making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing such indebtedness;

•                  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•                  making it more difficult for us to obtain payment network sponsorship and clearing services from financial institutions;

•                  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•                  limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

The majority of our indebtedness consists of indebtedness under our senior secured credit facilities which mature in 2017 and 2019. We may not be able to refinance our senior secured credit facilities or any other existing indebtedness because of our high level of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

Despite our high indebtedness level, we still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. For example, we may incur up to $350.0 million of additional debt pursuant to an incremental facility under our senior secured credit facilities, subject to certain terms and conditions. If new debt is added to our outstanding debt levels, the risks related to our indebtedness that we will face would increase.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition and results of operations.

Our balance sheet includes goodwill and intangible assets that represent 70% of our total assets at December 31, 2011. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and certain other intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition and results of operations.

We are party to four tax receivable agreements with our pre-IPO investors, and the amounts we may be required to pay could be significant.

Prior to the consummation of our initial public offering, we entered into four tax receivable agreements with our existing investors. One tax receivable agreement provides for the payment by us to the Fifth Third investors of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from the Fifth Third investors or from the future exchange of units by the Fifth Third investors for cash or shares of our Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. The second of these tax receivable agreements provides for the payment by us to Advent of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result of our use of our tax attributes in existence prior to  our initial public offering, as well as the tax benefits attributable to payments made under such tax receivable agreement. The third of these tax receivable agreements provides for the payment by us to our existing investors of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that NPC actually realizes as a result of its use of its NOLs and other tax attributes, as well as the tax benefits attributable to payments made under such tax receivable agreement, with any such payment being paid to Advent, the Fifth Third investors and JPDN according to their respective ownership interests in Vantiv Holding immediately prior to the reorganization transactions. The fourth of these tax receivable agreements provides for the payment to JPDN of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result in the increase of tax basis that may result from the Vantiv Holding units exchanged for our Class A common stock by JPDN, as well as the tax benefits attributable to payments made under such tax receivable agreement.

The payments we will be required to make under the tax receivable agreements could be substantial. As of March 31, 2012, we have recorded a liability of $333 million associated with the tax receivable agreements. We will incur additional liabilities in connection with future purchases by us of units in Vantiv Holding from the Fifth Third investors or from the future exchange of units by the Fifth Third investors for cash or shares of our Class A common stock, which we cannot quantify at this time and which could be significant.  It is possible that future transactions or events, including changes in tax rates, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material adverse effect on our liquidity if, as a result of timing discrepancies or otherwise, distributions to us by Vantiv Holding are not sufficient to permit us to make payments under the tax receivable agreements after we have paid taxes. The payments under the tax receivable agreements are not conditioned upon the continued ownership of us or Vantiv Holding by the other parties to that agreement.

In certain cases, payments under the tax receivable agreements may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreements.

The tax receivable agreements provide that, upon certain mergers, asset sales, other forms of business combination or certain other changes of control, our obligations to make payments with respect to tax benefits would be based on certain assumptions, including that we would have sufficient taxable income to fully use the NOLs or deductions arising from increased tax basis of assets. As a result, upon a merger or other change of control, we could be required to make payments under the tax receivable agreements that are greater than 85% of our actual tax savings.

We may elect to terminate any or all of the tax receivable agreements prior to the time they terminate in accordance with their terms. If we were to so elect, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits taken into account under the tax receivable agreements. In addition, if we materially breach a material obligation in any or all of the tax receivable agreements and we do not cure such breach within a specified time period, we would also be required to make an immediate payment equal to the present value of the anticipated future tax benefits taken into account under such tax receivable agreement. In the event of either a termination or a material breach of a material obligation, the anticipated future tax benefits would be determined under certain assumptions that in general assume that we would recognize the greatest amount of benefits at the earliest time. As a result, the payments we would be required to make if we elect to terminate any or all of the tax receivable agreements or a material breach occurs that is not cured within a specified time period could exceed 85% of the tax savings that we actually realize from the increased tax basis and/or the NOLs, and we could be required to make those payments significantly in advance of the time the tax savings arise.

We will not be reimbursed for any payments made under the tax receivable agreements in the event that any tax benefits are disallowed.

If the Internal Revenue Service, or the IRS, challenges the tax basis increases or NOLs that give rise to payments under the tax receivable agreements and the tax basis increases or NOLs are subsequently disallowed, the recipients of payments under those agreements will not reimburse us for any payments we previously made to them. Any such disallowance would be taken into account in determining future payments under the tax receivable agreements and would, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis increases or NOLs are disallowed, our payments under the tax receivable agreements could exceed our actual tax savings, and we may not be able to recoup payments under the tax receivable agreements that were calculated on the assumption that the disallowed tax savings were available.

We are a holding company and our principal assets are our interests in Vantiv Holding, and we depend on dividends, distributions and other payments, advances and transfers of funds from Vantiv Holding to meet any existing or future debt service and other obligations and to pay dividends, if any, and taxes and other expenses.

We are a holding company (and are required to remain as one until the Exchange Agreement is no longer in effect), and we conduct all of our operations through Vantiv Holding and its subsidiaries. We have no material assets other than our ownership of units of Vantiv Holding. We have no independent means of generating revenues. We intend to, in accordance with the Amended and Restated Vantiv Holding Limited Liability Company Agreement, cause Vantiv Holding to make periodic tax distributions to its members computed based on an estimate of the net taxable income of Vantiv Holding allocable to a holder of its units multiplied by an assumed tax rate and only to the extent that the amount of all distributions from Vantiv Holding for the relevant year is less than such computed amount. The Amended and Restated Vantiv Holding Limited Liability Company Agreement will contain consent rights that will effectively require Fifth Third Bank’s approval of all distributions paid by Vantiv Holding, other than periodic tax distributions, payments required under the Exchange Agreement and payments under the Advancement Agreement, which allows us to make payments under our tax receivable agreement related to the NPC NOLs, make payments under our other tax receivable agreements to the extent not covered by payments made pursuant to the Amended and Restated Vantiv Holding Limited Liability Company Agreement and make payments required under the Exchange Agreement, pay our franchise taxes and cover our reasonable administrative and corporate expenses. To the extent that we need funds and Vantiv Holding is restricted from making such distributions under applicable law or regulation, as a result of Fifth Third Bank’s consent rights at Vantiv Holding, or by the terms of Vantiv Holding’s indebtedness, or Vantiv Holding is otherwise unable to provide such funds, it could materially adversely affect our liquidity and, consequently, our business, financial condition and results of operations.

Each of Advent and Fifth Third Bank independently have substantial control over us and Vantiv Holding. Advent and Fifth Third Bank may have interests that differ from each other and from those of our other stockholders.

Advent and Fifth Third Bank directly or indirectly hold, in the aggregate, approximately 55.0% and 18.5% of the voting power of our outstanding common stock, respectively. In addition, Fifth Third Bank also has consent rights pursuant to our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement with respect to certain significant matters. As a result, each of Advent and Fifth Third Bank will be able to strongly influence the election of our directors and potentially control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. The total value and voting power of the Class A common stock and the Class B common stock that Fifth Third Bank holds (not including, for the avoidance of doubt, any ownership interest in units of Vantiv Holding) will be limited to 18.5% at any time other than in connection with a stockholder vote with respect to a change of control, in which event Fifth Third Bank will have the right to that full number of votes equal to the number of shares of Class A common stock and Class B common stock it owns, which amount will represent voting power equal to such ownership as a percentage of all Class A common stock and Class B common stock (and any preferred stock we may issue in the future which is entitled to vote with the Class A common stock). In addition, three of our 11 directors are employees of Advent. Fifth Third Bank will have the right to elect a number of our directors proportionate to the voting power represented by the Class B common stock owned by Fifth Third Bank but not exceeding 18.5% of the board of directors; accordingly, two of our 11 directors are employees of Fifth Third Bank or its affiliates.

The interests of Advent and Fifth Third Bank may not coincide with each other or the best interests of other holders of our Class A common stock. This concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to the stockholders of our Class A common stock.

Fifth Third Bank is able to significantly influence our operations and management because of certain consent rights and other rights in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement.

All of our business and operations is conducted through Vantiv Holding, and our control of Vantiv Holding is subject to the consent rights provided to Fifth Third Bank in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement. Fifth Third Bank has consent rights with respect to certain significant matters, including certain change of control transactions; acquisitions, dispositions, incurrences of indebtedness by us if we fail to meet a specified leverage ratio after giving effect to such incurrences; investments by us; equity issuances above specified thresholds; declaration and payment of dividends by Vantiv Holding; transactions with affiliates; changes to Vantiv Holding’s business plan; capital expenditures; material changes to the Vantiv Holding Management Phantom Equity Plan; hiring or firing of auditors; material tax elections; and changes in constituent documents or governance of our subsidiaries. Moreover, to the extent that the interests of Fifth Third Bank differ from those of us or the holders of our Class A common stock, Fifth Third Bank’s ability to block certain actions may have a materially adverse effect on our business, financial condition and results of operations.

Certain of our existing stockholders have interests and positions that could present potential conflicts with our and our stockholders’ interests.

Advent makes investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Advent and Fifth Third Bank may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Advent, through one of its private equity investments, owns an equity interest in WorldPay US, Inc., one of our direct competitors, which may result in their being provided with business opportunities through their relationship with Advent instead of us. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with Advent and Fifth Third Bank in certain corporate opportunities. Accordingly, the interests of Advent and Fifth Third Bank may supersede ours, causing them or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Advent and Fifth Third Bank and inaction on our part could have a material adverse effect on our business, financial condition and results of operations.

Some provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:

•                  restrictions on the ability of our stockholders to call a special meeting and the business that can be conducted at such meeting;

•                  prohibition on the ability of our stockholders to remove directors elected by the holders of our Class A common stock without cause;

•                  our ability to issue additional shares of Class A common stock and to issue preferred stock with terms that the board of directors may determine, in each case without stockholder approval (other than as specified in our amended and restated certificate of incorporation);

•                  the absence of cumulative voting in the election of directors;

•                  supermajority approval requirements for amending or repealing provisions in the amended and restated certificate of incorporation and bylaws;

•                  a classified board of directors;

•                  a prohibition on action by written consent of stockholders following the date when Advent and Fifth Third Bank collectively cease to beneficially own 50% or more of our outstanding shares of, collectively, Class A common stock and Class B common stock; and

•                  advance notice requirements for stockholder proposals and nominations.

These provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.

Risks Related to the Ownership of our Class A Common Stock

Future sales of our Class A common stock of securities convertible into or exchangeable for Class A common stock could depress the market price of our Class A common stock.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock. We, our directors and executive officers and other stockholders have agreed to lock-up agreements with the underwriters of our initial public offering that restrict us, our directors and executive officers, and these stockholders, subject to specified exceptions, from selling or otherwise disposing of any shares of our stock for a period of 180 days after March 21, 2012, the date of our initial public offering, subject to a potential extension under certain circumstances, without the prior consent of the underwriters. As of March 31, 2012, we had 127,267,829 shares of Class A common stock outstanding. After these lock-up agreements have expired and subject to vesting requirements and the requirements of Rule 144 of the Securities Act, approximately 199,741,192 additional shares will be eligible for sale in the public market, including any shares of Class A common stock that Fifth Third Bank obtains through the exercise of their right to exchange Class B units of Vantiv Holding for shares of our Class A common stock, as well as any shares of Class A common stock obtained through any conversion of Class C non-voting units of Vantiv Holding issuable upon exercise of the Warrant. After the expiration of the lock-up period, Advent and Fifth Third Bank (and certain permitted transferees thereof) will have registration rights with respect to Class A common stock they hold. We have also registered 35,500,000 shares of our Class A common stock that we have issued or have reserved for issuance under our equity incentive plan. These shares may be sold in the public market upon issuance and once vested, subject to the 180-day lock-up period and other restrictions provided under the terms of the plan and applicable award agreement.

The underwriters may, in their sole discretion and without notice, release all or any portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. We also may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders.  Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to or could sell shares, could reduce the market price of our common stock.  Any decline in the price of shares of our Class A common stock could impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.

There may not be an active, liquid trading market for our Class A common stock, or securities or industry analysts may not publish research reports or may publish research reports containing negative information about our business.

Prior to our March 2012 initial public offering, there was no public market for shares of our Class A common stock. We cannot predict the extent to which investor interest in our company will lead to the development of a trading market on the NYSE or how liquid that market may become. If an active trading market does not develop, you may have difficulty selling any of our Class A common stock that you purchase due to the limited public float. In addition, the trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, financial condition and results of operations.

We do not currently document or test our compliance with these controls on a periodic basis in accordance with Section 404. Furthermore, we have not tested our internal controls in accordance with Section 404 and, due to our lack of documentation, such a test would not be possible to perform at this time.

We are in the early stages of addressing our internal control procedures to satisfy the requirements of Section 404, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to attest to the effectiveness of our internal control over financial reporting. If we are unable to maintain adequate internal control over financial reporting, we may be unable to report our financial information on a timely basis, may suffer adverse regulatory consequences or violations of applicable stock exchange listing rules and may breach the covenants under our credit facilities. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements.

In addition, we will incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.

Our stock price of our Class A common stock may be volatile.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of our Class A common stock regardless of our results of operations. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide price fluctuations in response to various factors, including, among other things, the risk factors described in this section of this Quarterly Report on Form 10-Q, and other factors beyond our control.  Factors affecting the trading price of our common stock will include:

•                  market conditions in the broader stock market;

•                  actual or anticipated variations in our quarterly financial and operating results;

•                  variations in operating results of similar companies;

•                  introduction of new services by us, our competitors or our clients;

•                  issuance of new or changed securities analysts’ reports or recommendations or estimates;

•                  investor perceptions of us and the industries in which we or our clients operate;

•                  sales, or anticipated sales, of our stock, including sales by existing stockholders;

•                  additions or departures of key personnel;

•                  regulatory or political developments;

•                  stock-based compensation expense under applicable accounting standards;

•                  litigation and governmental investigations; and

•                  changing economic conditions.

These and other factors may cause the market price and demand for shares of our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise negatively affect the liquidity of our Class A common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert the time and attention of our management from our business, which could significantly harm our business, profitability and reputation.

We do not anticipate paying any dividends on our Class A common stock for the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to support our general corporate purposes. We do not intend in the forseeable future to pay any dividends to holders of our Class A common stock. As a result, capital appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On March 21, 2012, we completed the IPO of our Class A common stock. In the IPO, we issued and sold 29,412,000 shares of Class A common stock at a public offering price of $17.00 per share. Subsequent to the IPO, in connection with the exercise of the underwriters’ overallotment option, an additional 4,411,800 shares of Class A common stock were sold to the public at an offering price of $17.00 per share. Of the shares sold in the overallotment, 2,325,736 shares were sold by the selling stockholders, with us selling an additional 2,086,064 shares pursuant to the Exchange Agreement with Fifth Third. J.P. Morgan, Morgan Stanley, and Credit Suisse acted as joint book running managers of the offering and as representatives of the underwriters. Net proceeds of the IPO to the Company were $494.4 million, determined as follows (in thousands):

Aggregate offering proceeds to the Company	$535,467
Underwriting discounts and commissions	(29,451)
Other fees and expenses	(11,591)
Total fees	$(41,042)
Net proceeds to the Company	$494,425

We deposited with the administrative agent under our senior secured credit facilities $460.9 million of our net proceeds from the IPO to repay in part amounts outstanding under our senior secured credit facilities. We used net proceeds of $33.5 million resulting from the shares we sold in the overallotment option to redeem 2,086,064 Class B units of Vantiv Holding held by Fifth Third pursuant to the Exchange Agreement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	—	—	—	—
February 1, 2012 to February 29, 2012	—	—	—	—
March 1, 2012 to March 31, 2012	701,665	$17.00	—	—

(1)          Consists of delivery of shares of Class A common stock to us on vesting of restricted shares to pay taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTIV, INC.

Dated: May 7, 2012	By:	/s/ Mark L. Heimbouch
Mark. L. Heimbouch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Recapitalization Agreement by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and the Vantiv, Inc. stockholders party thereto					X
3.1	Amended and Restated Certificate of Incorporation of Vantiv, Inc.					X
3.2	Amended and Restated Bylaws of Vantiv, Inc.					X
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-177875	4.1	March 14, 2012
10.1	Second Amended and Restated Limited Liability Company Agreement of Vantiv Holding, LLC.					X
10.2	Advancement Agreement by and among Vantiv Holding, LLC and Vantiv, Inc.					X
10.3	Exchange Agreement among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units from time to time party thereto					X
10.4	Registration Rights Agreement by and among Vantiv, Inc. and the stockholders party thereto.					X
10.5	Warrant issued by Vantiv Holding, LLC (f/k/a FTPS Holding, LLC) to Fifth Third Bank.					X
10.6	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank and FTPS Partners, LLC.					X
10.7	Tax Receivable Agreement by and among Vantiv, Inc., the Advent Stockholders and Advent International Corporation.					X
10.8	Tax Receivable Agreement by and between Vantiv, Inc. and JPDN Enterprises, LLC.					X
10.9	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, the Advent Stockholders, Advent International Corporation and JPDN Enterprises, LLC.					X
10.10

Loan Agreement, dated as of March 27, 2012, among Vantiv, LLC, the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other agents party thereto

X
10.11	Vantiv, Inc. 2012 Equity Incentive Plan.	S-8	333-180268	4.1	March 22, 2012
10.12	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for Holders of Phantom Units under the Vantiv Holding, LLC Management Phantom Equity Plan	S-1/A	333-177875	10.24	March 5, 2012
10.13	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for the Chief Executive Officer	S-1/A	333-177875	10.38	March 14, 2012

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.14	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under the Vantiv, Inc. 2012 Equity Incentive Plan	S-1/A	333-177875	10.39	March 14, 2012
10.15	Vantiv, LLC Executive Severance Plan.	S-1/A	333-177875	10.25	March 5, 2012
10.16	Form of Indemnification Agreement between the Registrant and each of its Directors	S-1/A	333-177875	10.37	March 16, 2012
10.17	Amended and Restated Offer Letter, dated March 15, 2012, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.26	March 16, 2012
10.18	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Mark L. Heimbouch.	S-1/A	333-177875	10.27	March 8, 2012
10.19	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Donald Boeding.	S-1/A	333-177875	10.34	March 8, 2012
10.20	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Royal Cole.	S-1/A	333-177875	10.35	March 8, 2012
10.21	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Adam Coyle.	S-1/A	333-177875	10.36	March 8, 2012
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive Data Files					X