Form 10-Q
period 2012-06-30
Vantiv, Inc.
filed 2012-07-30
CIK 1533932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2012, there were 129,123,210 shares of the Registrant’s Class A common stock outstanding and 83,919,136 shares of the Registrant’s Class B common stock outstanding.

VANTIV, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except share data)

	Three Months Ended June 30,
	2012	2011
Revenue:
External customers	$450,250	$384,785
Related party revenues	19,372	17,779
Total revenue	469,622	402,564
Network fees and other costs	209,244	185,694
Sales and marketing	70,532	59,570
Other operating costs	40,417	34,980
General and administrative	29,190	28,224
Depreciation and amortization	39,667	39,001
Income from operations	80,572	55,095
Interest expense—net	(10,169)	(28,952)
Non-operating expenses	(836)	(13,799)
Income before applicable income taxes	69,567	12,344
Income tax expense	21,989	683
Net income	47,578	11,661
Less: Net income attributable to non-controlling interests	(24,622)	(6,281)
Net income attributable to Vantiv, Inc.	$22,956	$5,380
Net income per share of Class A common stock attributable to Vantiv, Inc.:
Basic	$0.19	$0.06
Diluted	$0.18	$0.06
Shares used in computing net income per share of Class A common stock:
Basic	122,777,349	89,515,617
Diluted	130,093,491	89,515,617

See Notes to Unaudited Consolidated Financial Statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(In thousands, except share data)

	Six Months Ended June 30,
	2012	2011
Revenue:
External customers	$864,870	$739,377
Related party revenues	37,541	34,633
Total revenue	902,411	774,010
Network fees and other costs	409,452	367,910
Sales and marketing	143,289	115,789
Other operating costs	79,426	72,720
General and administrative	57,787	49,607
Depreciation and amortization	78,562	75,701
Income from operations	133,895	92,283
Interest expense—net	(34,619)	(59,573)
Non-operating expenses	(92,672)	(13,799)
Income before applicable income taxes	6,604	18,911
Income tax expense	1,954	2,551
Net income	4,650	16,360
Less: Net income attributable to non-controlling interests	(58)	(7,481)
Net income attributable to Vantiv, Inc.	$4,592	$8,879
Net income per share of Class A common stock attributable to Vantiv, Inc.:
Basic	$0.04	$0.10
Diluted	$0.03	$0.10
Shares used in computing net income per share of Class A common stock:
Basic	107,897,927	89,515,617
Diluted	160,053,473	89,515,617

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)

	Three Months Ended June 30,
	2012	2011
Net income	$47,578	$11,661
Other comprehensive loss, net of tax:
Unrealized loss on hedging activities	—	(9,719)
Comprehensive income	47,578	1,942
Less: Comprehensive (income) loss attributable to non-controlling interests	(24,622)	230
Comprehensive income attributable to Vantiv, Inc.	$22,956	$2,172

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(In thousands)

	Six Months Ended June 30,
	2012	2011
Net income	$4,650	$16,360
Other comprehensive income, net of tax:
Reclassification adjustment for losses included in net income	23,929	—
Unrealized loss on hedging activities	—	(7,902)
Comprehensive income	28,579	8,458
Less: Comprehensive income attributable to non-controlling interests	(14,473)	(2,065)
Comprehensive income attributable to Vantiv, Inc.	$14,106	$6,393

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Unaudited

(In thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$308,823	$370,549
Accounts receivable—net	359,282	368,658
Related party receivable	4,887	4,361
Settlement assets	118,300	46,840
Prepaid expenses	11,783	8,642
Other	34,319	20,947
Total current assets	837,394	819,997
Customer incentives	18,684	17,493
Property and equipment—net	157,704	152,310
Intangible assets—net	862,234	916,198
Goodwill	1,532,374	1,532,374
Deferred taxes	12,292	4,292
Other assets	24,950	47,046
Total assets	$3,445,632	$3,489,710
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$187,618	$193,706
Related party payable	760	3,814
Settlement obligations	275,078	208,669
Current portion of note payable to related party	16,000	3,803
Current portion of note payable	36,500	12,408
Deferred income	10,886	7,313
Current maturities of capital lease obligations	4,274	4,607
Other	2,087	6,400
Total current liabilities	533,203	440,720
Long-term liabilities:
Note payable to related party	300,000	373,592
Note payable	889,355	1,364,906
Tax receivable agreement obligations	333,000	—
Capital lease obligations	9,985	12,322
Deferred taxes	9,263	9,263
Other	891	33,187
Total long-term liabilities	1,542,494	1,793,270
Total liabilities	2,075,697	2,233,990
Commitments and contingencies (See Note 6)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 129,123,210 shares issued and outstanding at June 30, 2012; 89,515,617 shares issued and outstanding at December 31, 2011	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 83,919,136 shares issued and outstanding at June 30, 2012; no shares issued and outstanding at December 31, 2011	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	669,008	581,241
Retained earnings	16,476	51,970
Accumulated other comprehensive loss	—	(9,514)
Treasury stock, at cost; 800,643 shares at June 30, 2012	(14,045)	—
Total Vantiv, Inc. equity	671,440	623,698
Non-controlling interests	698,495	632,022
Total equity	1,369,935	1,255,720
Total liabilities and equity	$3,445,632	$3,489,710

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income	$4,650	$16,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	78,562	75,701
Loss on derivative assets	—	100
Amortization of customer incentives	2,898	1,648
Amortization and write-off of debt issuance costs	57,406	14,726
Share-based compensation expense	17,492	1,393
Other non-cash items	—	662
Change in operating assets and liabilities:
Decrease in accounts receivable and related party receivable	8,850	28,162
Decrease in net settlement assets and obligations	(5,051)	(45,720)
Increase in customer incentives	(4,089)	(7,249)
(Increase) decrease in prepaid and other assets	(12,621)	809
Decrease in accounts payable and accrued expenses	(15,126)	(12,787)
Decrease in payable to related party	(3,054)	(4,891)
Increase in other liabilities	2,758	1,086
Net cash provided by operating activities	132,675	70,000
Investing Activities:
Purchases of property and equipment	(24,492)	(28,568)
Acquisition of customer portfolios and related assets	(5,454)	(736)
Purchase of investments	—	(3,300)
Net cash used in investing activities	(29,946)	(32,604)
Financing Activities:
Proceeds from initial public offering, net of offering costs of $39,091	460,913	—
Proceeds from follow-on offering, net of offering costs of $1,951	33,512	—
Proceeds from issuance of long-term debt	1,248,750	—
Repayment of debt and capital lease obligations	(1,780,400)	(9,009)
Payment of debt issuance costs	(28,949)	(6,276)
Purchase of Class B units in Vantiv Holding from Fifth Third	(33,512)	—
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(14,045)	—
Tax benefit from employee share-based compensation	11,900	—
Distribution to funds managed by Advent International Corporation	(40,086)	—
Distribution to non-controlling interests	(22,538)	(2,792)
Net cash used in financing activities	(164,455)	(18,077)
Net (decrease) increase in cash and cash equivalents	(61,726)	19,319
Cash and cash equivalents—Beginning of period	370,549	236,512
Cash and cash equivalents—End of period	$308,823	$255,831
Cash Payments:
Interest	$41,981	$55,830
Taxes	4,800	5,718
Noncash Items:
Issuance of tax receivable agreements	$333,000	$—
Assets acquired under capital lease obligations	—	12,234
Accrual of secondary offering costs	3,000	—

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

Unaudited

(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests
Beginning Balance, January 1, 2012	$1,255,720	89,516	$1	—	$—	—	$—	$581,241	$51,970	$(9,514)	$632,022
Net income	4,650	—	—	—	—	—	—	—	4,592	—	58
Issuance of Class A common stock upon initial public offering, net of offering costs	457,913	29,412	—	—	—	—	—	457,913	—	—	—
Issuance of Class A common stock in connection with follow-on offering, net of offering costs	33,512	2,086	—	—	—	—	—	33,512	—	—	—
Issuance of Class A common stock to prior unit holders under the Vantiv Holding Management Phantom Equity Plan	—	8,716	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	11,900	—	—	—	—	—	—	11,900	—	—	—
Issuance of Class A common stock to JPDN in exchange for Class A and Class B units in Vantiv Holding held by JPDN	—	240	—	—	—	—	—	4,074	—	—	(4,074)
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(14,045)	(801)	—	—	—	801	(14,045)	—	—	—	—
Issuance of Class B common stock under Recapitalization Agreement	—	—	—	86,005	—	—	—	—	—	—	—
Purchase of Class B units in Vantiv Holding from Fifth Third and cancellation of related Class B common stock	(33,512)	—	—	(2,086)	—	—	—	—	—	—	(33,512)
Issuance of tax receivable agreements	(325,000)	—	—	—	—	—	—	(325,000)	—	—	—
Cash flow hedge reclassification adjustment	23,929	—	—	—	—	—	—	—	—	9,514	14,415
Distribution to non-controlling interests	(22,538)	—	—	—	—	—	—	—	—	—	(22,538)
Distribution to funds managed by Advent International Corporation	(40,086)	—	—	—	—	—	—	—	(40,086)	—	—
Share-based compensation	17,492	—	—	—	—	—	—	10,482	—	—	7,010
Forfeitures of restricted stock awards	—	(46)	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interests of Vantiv Holding	—	—	—	—	—	—	—	(105,114)	—	—	105,114
Ending Balance, June 30, 2012	$1,369,935	129,123	$1	83,919	$—	801	$(14,045)	$669,008	$16,476	$—	$698,495

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.

CONSOLIDATED STATEMENTS OF EQUITY

Unaudited

(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests
Beginning Balance, January 1, 2011	$1,194,713	89,516	$1	—	$—	—	$—	$579,726	$15,730	$—	$599,256
Net income	16,360	—	—	—	—	—	—	—	8,879	—	7,481
Unrealized gain on hedging activities, net of tax	(7,902)	—	—	—	—	—	—	—	—	(2,486)	(5,416)
Distribution to non-controlling interests	(2,792)	—	—	—	—	—	—	—	—	—	(2,792)
Share-based compensation	1,393	—	—	—	—	—	—	709	—	—	684
Ending Balance, June 30, 2011	$1,201,772	89,516	$1	—	$—	—	$—	$580,435	$24,609	$(2,486)	$599,213

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

Initial Public Offering and Reorganization Transactions

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

•                  Execution of a recapitalization agreement with Vantiv Holding’s pre-IPO investors, pursuant to which, among other things, the Company paid Fifth Third Bank a $15.0 million fee related to the modification of its consent rights under the Amended and Restated Vantiv Holding Limited Liability Company Agreement, which is reflected as a distribution to non-controlling interests within the accompanying consolidated statements of cash flows and equity for the six months ended June 30, 2012. Additionally, the Company made a $40.1 million cash distribution to funds managed by Advent International Corporation (“Advent”), which is reflected as such in the accompanying statements of cash flows and equity for the six months ended June 30, 2012; and

•                  Conversion of outstanding awards under the Vantiv Holding Management Phantom Equity Plan (“Phantom Equity Plan”) into unrestricted and restricted Class A common stock issued under the 2012 Vantiv, Inc. Equity Incentive Plan (“2012 Equity Incentive Plan”) (see Note 9 for a discussion of the Company’s share-based compensation plans).

In the IPO, Vantiv, Inc. issued and sold 29,412,000 shares of Class A common stock at a public offering price of $17.00 per share for net proceeds of $457.9 million after deducting underwriting discounts and commissions and other offering expenses, including $460.9 million from the IPO and $3.0 million accrued for offering costs associated with contractually obligated future offerings. The Company used the net proceeds to pay down a portion of the amount outstanding under its senior secured credit facilities. Vantiv, Inc. also issued 86,005,200 shares of Class B common stock, which give voting rights, but no economic interests, to Fifth Third. No proceeds were generated from the issuance of the Class B common stock. In connection with the exercise of the underwriters’ overallotment option, an additional 4,411,800 shares of Class A common stock were sold to the public at an offering price of $17.00 per share. Of the shares sold in the overallotment, 2,325,736 shares were sold by the selling stockholders and 2,086,064 shares were sold by Vantiv, Inc. Vantiv, Inc. used the net proceeds resulting from the shares it sold in the overallotment option to redeem an equivalent number of Class B units of Vantiv Holding held by Fifth Third pursuant to the Exchange Agreement. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Principles of Consolidation

The accompanying consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof and all intercompany balances and transactions have been eliminated upon consolidation.

As of June 30, 2012, Vantiv, Inc. and Fifth Third owned interests in Vantiv Holding of 60.61% and 39.39%, respectively. Prior to the IPO, Vantiv, Inc., Fifth Third and JPDN owned interests in Vantiv Holding of 50.93%, 48.93% and 0.14%, respectively. Also prior to the IPO, Vantiv, Inc. owned a majority interest in Transactive Ecommerce Solutions Inc. (“Transactive”) which was reorganized as a wholly-owned subsidiary of Vantiv, LLC immediately prior to the IPO for bank regulatory purposes. Vantiv, LLC is a wholly-owned subsidiary of Vantiv Holding.

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests represent the minority shareholders’ share of net income or

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

loss of and equity in Vantiv Holding. Net income attributable to non-controlling interests does not include expenses incurred directly by Vantiv, Inc., such as income tax expense attributable to Vantiv, Inc. All of the Company’s non-controlling interests are presented after Vantiv Holding income tax expense or benefit in the consolidated statements of income as “Net income attributable to non-controlling interests.” Non-controlling interests are presented as a component of equity in the consolidated statements of financial position.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s 2011 audited financial statements and notes thereto included in the Company’s registration statement on Form S-1 (File no. 333-182802) (the “registration statement”) filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements are unaudited; however, in the opinion of management they include all normal recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2012, the results of its operations for the three months and six months ended June 30, 2012 and 2011 and cash flows and changes in shareholders’ equity for the six months ended June 30, 2012 and 2011. The accompanying consolidated statement of financial position as of December 31, 2011 was derived from the Company’s 2011 audited financial statements included within the registration statement.

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

•                  Non-operating expenses consist of charges related to the refinancing of the Company’s senior secured credit facilities (see Note 3) and the early termination of the Company’s interest rate swaps (see Note 5) in connection with the March 2012 debt refinancing, and a one-time activity fee of $6.0 million assessed by MasterCard as a result of the IPO.

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

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of June 30, 2012 and December 31, 2011, the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 29.6% and 13.5%, respectively, for the six months ended June 30, 2012 and 2011. The effective rate for each period reflects the impact of the Company’s non-controlling interests. The Company’s TRAs had no impact on its effective tax rate.  The effective rate during the six months ended June 30, 2011 reflects a $2.5 million benefit recognized as a result of a reduction in a state income tax rate.

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

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of June 30, 2012, the allowance for doubtful accounts was not material to the Company’s statement of financial position.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for certain of its reporting units as of July 31, 2011 and for the remainder of its reporting units as of November 30, 2011 using market data and discounted cash flow analyses, which indicated there was no impairment. As of June 30, 2012, there have been no indications of impairment.

Intangible assets consist primarily of acquired customer relationships amortized over their estimated useful lives and an indefinite lived trade name not subject to amortization. The Company reviews the acquired customer relationships for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The indefinite lived trade name is tested for impairment annually. The Company performed its most recent annual trade name impairment test as of November 30, 2011, which indicated there was no impairment. As of June 30, 2012, there have been no indications of impairment.

Settlement Assets and Obligations

Settlement assets and obligations result from Financial Institution Services when funds are transferred from or received by the Company prior to receiving or paying funds to a different entity. This timing difference results in a settlement asset or obligation. The amounts are generally collected or paid the following business day.

The settlement assets and obligations recorded by Merchant Services represent intermediary balances due to differences between the amount the Sponsoring Member receives from the card associations and the amount funded to the merchants. Such differences arise from timing differences, interchange expenses, merchant reserves and exception items. In addition, certain card associations limit the Company from accessing or controlling merchant settlement funds and, instead, require that these funds be controlled by the Sponsoring Member. The Company follows a net settlement process whereby, if the settlement received from the card associations precedes the funding obligation to the merchant, the Company temporarily

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

records a corresponding liability. Conversely, if the funding obligation to the merchant precedes the settlement from the card associations, the amount of the net receivable position is recorded by the Company, or in some cases, the Sponsoring Member may cover the position with its own funds in which case a receivable position is not recorded by the Company.

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

3. LONG-TERM DEBT

March 2012 Debt Refinancing

Upon the closing of the Company’s IPO, the Company used proceeds net of underwriting discounts and commissions and cash on hand of $538.9 million to repay outstanding debt under the Company’s first lien loan agreement. Contemporaneous with the repayment, the Company refinanced the remaining debt outstanding under the first lien loan agreement, which consisted of two tranches, “term B-1” and “term B-2”, the terms of which are disclosed in the table below, and terminated its $150.0 million revolving credit facility.

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

As of June 30, 2012, Fifth Third Bank held $316.0 million of the term A loans.

As of June 30, 2012 and December 31, 2011, the Company’s debt consisted of the following:

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2012	December 31, 2011
	(in thousands)
$1,621.1 million term B-1 loans, expiring on November 3, 2016 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (325 basis points) with a floor of 125 basis points (total rate of 4.5% at December 31, 2011)	$—	$1,608,905

$150.0 million term B-2 loans, expiring on November 3, 2017 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (350 basis points) with a floor of 150 basis points (total rate of 5.0% at December 31, 2011)	—	150,000

$1,000.0 million term A loans, expiring on March 27, 2017, bearing interest payable quarterly based on the Company’s leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.50% at June 30, 2012) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	987,500	—

$250.0 million term B loans, expiring on March 27, 2019, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at June 30, 2012) and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	249,375	—

$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at June 30, 2012)	10,131	10,131

Less: Current portion of note payable and current portion of note payable to related party	(52,500)	(16,211)

Less: Original issue discount	(5,151)	(14,327)

Note payable and note payable to related party	$1,189,355	$1,738,498

Original Issue Discount and Deferred Financing Fees

As a result of the Company’s debt pay down and based on the changes in the composition of the syndicate of lenders participating in the refinancing, the Company wrote off approximately $22.6 million of unamortized deferred financing fees and $9.7 million of original issue discount (“OID”) associated with the original debt. Of the original unamortized deferred financing fees and OID, $9.8 million and $4.1 million remain capitalized, respectively. Further, the Company incurred approximately $17.5 million of debt issuance costs and $1.3 million of OID associated with the refinanced debt. Approximately $11.1 million of the debt issuance costs were expensed at the date of the refinancing, with the remaining $6.4 million capitalized as deferred financing costs. The amount of OID associated with the refinanced debt was also capitalized. The total amount of deferred financing fees and OID expensed at the date of the refinancing was primarily driven by the changes in the composition of the syndicate of lenders participating in the refinanced debt, which resulted in a component of the refinancing to be accounted for as a debt extinguishment. The Company capitalized costs in proportion to the refinancing accounted for as a modification. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the six months ended June 30, 2012. At June 30, 2012, deferred financing fees of approximately $15.5 million and OID of approximately $5.2 million are recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statement of financial position.

Other Fees

In connection with the March 2012 debt refinancing, the Company paid a call premium equal to 1% of the outstanding balance of the original debt prior to refinancing, or $12.2 million, which is included within non-

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

operating expenses in the accompanying consolidated statement of income for the six months ended June 30, 2012.

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

Subsequent to the IPO, the underwriters exercised their option to purchase additional shares of the Company’s Class A common stock.  As a result, the Company purchased 2,086,064 units of Vantiv Holding from Fifth Third for $33.5 million and recorded a liability under the TRA accordingly.

•                  TRA with Advent:  Provides for the payment by the Company to Advent equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result of the use of the Company’s tax attributes in existence prior to the effective date of the Company’s IPO, as well as the tax benefits attributable to payments made under such TRA.

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

As of June 30, 2012, the Company’s liability pursuant to the TRAs was as follows (in thousands):

June 30, 2012
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

The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	June 30, 2012	December 31, 2011
Interest rate swaps	Other non-current liabilities	$—	$30,094

Any ineffectiveness associated with such derivative instruments is recorded immediately as interest expense in the accompanying consolidated statements of income. As a result of the refinancing of the Company’s debt during March 2012, the Company accelerated the reclassification of amounts in accumulated other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming no longer probable of occurring.  The accelerated amounts were a loss of approximately $31.1 million, which was recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the six months ended June 30, 2012. The tables below present the effect of the Company’s interest rate swaps on the consolidated statements of income for the six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives in cash flow hedging relationships:
Amount of loss recognized in OCI (effective portion)(1)	$—	$(14,946)	$(4,256)	$(12,712)
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	—	(1,674)	(2,600)	(1,674)
Amount of loss recognized in earnings (ineffective portion)(2)	—	(1,235)	(31,079)	(3,388)

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)          “OCI” represents other comprehensive income.

(2)          For the six months ended June 30, 2012, amount represents loss due to missed forecasted transaction and is recorded as a component of non-operating expenses in the accompanying consolidated statement of loss. For the three and six months ended June 30, 2011, amount represents ineffectiveness and is recorded as a component of interest expense—net in the accompanying consolidated statement of income.

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

As of June 30, 2012, Vantiv, Inc.’s interest in Vantiv Holding was 60.61%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	JPDN	Total
As of December 31, 2011	50,930,455	48,933,182	136,363	100,000,000
% of ownership	50.93%	48.93%	0.14%
Recapitalization transactions:
Incremental units as a result of split	38,585,162	37,072,018	103,309	75,760,489
JPDN exchange for Class A common stock	239,672	—	(239,672)	—
IPO transactions:
Issuance of Class A common stock to public	29,412,000	—	—	29,412,000
Issuance of Class A common stock under equity plan	7,869,857	—	—	7,896,857
Underwriters’ purchase of additional shares	2,086,064	(2,086,064)	—	—
As of June 30, 2012	129,123,210	83,919,136	—	213,042,346
% of ownership	60.61%	39.39%	0.00%

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $105.1 million has been recognized in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on ownership interests as of June 30, 2012.

The table below provides a reconciliation of net income (loss) attributable to non-controlling interests based on relative ownership interests in Vantiv Holding as discussed in Note 1 (in thousands):

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$47,578	$11,661	$4,650	$16,360
Items not allocable to non-controlling interests:
Miscellaneous expenses (a)	—	127	—	156
Vantiv, Inc. income tax expense (benefit) (b)	15,177	1,013	(10,558)	(1,270)
Net income (loss) attributable to Vantiv Holding	62,755	12,801	(5,908)	15,246
Net income attributable to non-controlling interests (c)	$24,622	$6,281	$58	$7,481

(a)                                  Represents miscellaneous expenses incurred by Vantiv, Inc.

(b)                                 Represents income tax benefit related to Vantiv, Inc., not including consolidated subsidiaries.

(c)                                  Net income attributable to non-controlling interests reflects the allocation of Vantiv Holding’s net income (loss) based on the proportionate ownership interests in Vantiv Holding held by the non-controlling unitholders. For the six months ended June 30, 2012, the net loss attributable to non-controlling unitholders reflects the changes in ownership interests summarized in the table above.

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

As discussed in Note 1, on March 21, 2012, the Company completed the IPO of its Class A common stock. In the IPO, an aggregate of 33,823,800 shares of Class A common stock were issued and sold to the public (including 4,411,800 Class A shares representing an over-allotment option granted by the Company and the selling stockholders to the underwriters in the IPO) at a price per share of $17.00. In conjunction with the IPO, the Company also issued 86,005,200 shares of Class B common stock. As of June 30, 2012, 129,123,210 shares of Class A common stock and 83,919,136 shares of Class B common stock were issued and outstanding.

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. As of June 30, 2012, there was no preferred stock outstanding.

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

The Company issued 3,560,223 shares of restricted Class A common stock in connection with the conversion of Performance Awards under the Phantom Equity Plan.  The fair value of restricted Class A common stock was based on the IPO price of $17.00 per share. Prior to the IPO, the occurrence of a qualifying event underlying the Performance Awards had not been considered probable, thus, no compensation cost related to the Performance Awards had been recognized. Upon the IPO and conversion of Performance Awards into restricted Class A common stock, compensation cost was recognized in accordance with ASC 718, Compensation — Stock Compensation, as an “improbable-to-probable” modification. As such, unrecognized compensation costs associated with the converted Performance Awards will be recognized on a straight-line basis over the three-year vesting period of the underlying restricted Class A common stock based on the fair value of such restricted Class A common stock.

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

The following table summarizes equity award activity from the date of the IPO through June 30, 2012:

	Restricted Class A Common Stock	Restricted Stock Units
Conversion of Phantom Units in connection with the IPO:
Time Awards	3,073,118	—
Performance Awards	3,560,223	—
Conversion of Restricted Class A common stock to Class A common stock upon vesting	(348,619)	—
Issuance of Restricted Stock Units to directors and employees	—	310,121
Forfeitures	(45,641)	(19,100)
Total	6,239,081	291,021

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2012 and 2011, share-based compensation expense totaled $17.5 million and $1.4 million, respectively. At June 30, 2012, there was approximately $78.7 million of share-based compensation expense not yet recognized related to restricted Class A common stock and restricted stock units.

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

The following table summarizes assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011(in thousands):

	June 30, 2012			December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$30,094	$—

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

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes carrying amounts and estimated fair values for assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$308,823	$308,823	$370,549	$370,549
Settlement assets	118,300	118,300	46,840	46,840
Liabilities:
Settlement obligations	275,078	275,078	208,669	208,669
Note payable	1,241,855	1,245,090	1,754,709	1,769,035

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

11.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to Vantiv, Inc. by the weighed-average shares of Class A common stock outstanding during the period.

During the six months ended June 30, 2012, diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of non-controlling interests. As such, due to the Company’s structure as a C corporation and Vantiv Holding’s structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted to reflect the Company’s income tax expense assuming the conversion of the non-controlling interest into Class A common stock. The denominator is adjusted to include the impact of securities that would have a dilutive effect on net income per share, including restricted stock awards, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding and, pursuant to the Exchange Agreement, the weighted-average shares of Class A common stock outstanding assuming conversion of the Class B units of Vantiv Holding held by the non-controlling interest on an “if-converted” basis.  During the three months ended June 30, 2012, the 83,919,136 Class B units of Vantiv Holding were excluded in computing diluted net income per share because including them would have had an antidilutive effect. As the Class B units of Vantiv Holding were not included the numerator used in the calculation of diluted net income per share is equal to the numerator used in the calculation of basic net income per share.

During the three and six months ended June 30, 2011, potentially dilutive securities consisted of phantom equity awards issued under the Phantom Equity Plan and the warrant held by Fifth Third. Phantom equity awards issued by and settled in units of Vantiv Holding had an anti-dilutive effect on the Company’s net income per share and were therefore excluded from the calculation of diluted net income per share. The warrant held by Fifth Third was out of the money and was therefore also excluded from the calculation of diluted net income per share. During the three and six months ended June 30, 2011, the Exchange Agreement permitting the conversion of Class B units of Vantiv Holding to Class A common stock of the Company was not in place, therefore Class B units of Vantiv Holding were not considered in the calculation of diluted net income per share.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

The weighted-average Class A common shares used in computing basic and diluted net income per share reflect the retrospective application of the stock split which occurred in connection with the IPO. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)
Basic:
Net income attributable to Vantiv, Inc.	$22,956	$5,380	$4,592	$8,879
Shares used in computing basic net income per share:
Weighted-average Class A common shares	122,777,349	89,515,617	107,897,927	89,515,617
Basic net income per share	$0.19	$0.06	$0.04	$0.10

Diluted:
Consolidated income before applicable income taxes	$—	—	$6,604	—
Income tax benefit excluding impact of non-controlling interest	—	—	2,543	—
Net income	$22,956	$5,380	$4,061	$8,879
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	122,777,349	89,515,617	107,897,927	89,515,617
Weighted-average Class B units of Vantiv Holding	—	—	46,639,281	—
Restricted stock and phantom equity awards	1,950,537	—	277,841	—
Warrant	5,365,605	—	5,238,424	—
Diluted weighted-average shares outstanding	130,093,491	89,515,617	160,053,473	89,515,617
Diluted net income per share	$0.18	$0.06	$0.03	$0.10

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) was as follows for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Pretax activity	$29,424	$(11,037)
Tax effect	(5,495)	3,135
Net activity	23,929	(7,902)
Other comprehensive income (loss) attributable to non-controlling interests	14,415	(5,416)
Other comprehensive income (loss) attributable to Vantiv, Inc.	$9,514	$(2,486)

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

Vantiv, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2012
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$351,828	$117,794	$—	$469,622
Network fees and other costs	174,889	34,355	—	209,244
Sales and marketing	63,649	6,883	—	70,532
Segment profit	$113,290	$76,556	$—	$189,846

	Three Months Ended June 30, 2011
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$291,735	$110,829	$—	$402,564
Network fees and other costs	151,573	34,121	—	185,694
Sales and marketing	52,628	6,601	341	59,570
Segment profit	$87,534	$70,107	$(341)	$157,300

	Six Months Ended June 30, 2012
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$674,806	$227,605	$—	$902,411
Network fees and other costs	340,415	69,037	—	409,452
Sales and marketing	130,348	12,941	—	143,289
Segment profit	$204,043	$145,627	$—	$349,670

	Six Months Ended June 30, 2011
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$554,421	$219,589	$—	$774,010
Network fees and other costs	298,484	69,426	—	367,910
Sales and marketing	101,515	13,311	963	115,789
Segment profit	$154,422	$136,852	$(963)	$290,311

A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total segment profit	$189,846	$157,300	$349,670	$290,311
Less: Other operating costs	(40,417)	(34,980)	(79,426)	(72,720)
Less: General and administrative	(29,190)	(28,224)	(57,787)	(49,607)
Less: Depreciation and amortization	(39,667)	(39,001)	(78,562)	(75,701)
Less: Interest expense—net	(10,169)	(28,952)	(34,619)	(59,573)
Less: Non-operating expenses	(836)	(13,799)	(92,672)	(13,799)
Income before applicable income taxes	$69,567	$12,344	$6,604	$18,911

Vantiv, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements for the year ended December 31, 2011 included in our registration statement on Form S-1 (File no. 333-182802) filed with the SEC.

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

•                  Non-operating expenses consist of charges related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing and a one-time activity fee assessed by MasterCard as a result of our IPO.

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

Transition, Acquisition and Integration Costs

Subsequent to our separation from Fifth Third Bank in June 2009, our expenses included certain transition costs, including costs incurred for our human resources, finance, marketing and legal functions and severance costs, consulting fees related to non-recurring transition projects and expenses related to various strategic and separation initiatives. In connection with our acquisitions in 2010, we incurred acquisition and integration costs, consisting primarily of consulting fees for integration services. These costs are included in other operating costs and general and administrative expenses.  For the three months ended June 30, 2012 and 2011, transition, acquisition and integration costs were $2.0 million and $14.6 million, respectively.  For the six months ended June 30, 2012 and 2011, transition, acquisition and integration costs were $4.0 million and $27.6 million, respectively.

Share-Based Compensation

Prior to our IPO, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan. In connection with the IPO, outstanding awards under the Vantiv Holding Management Phantom Equity Plan were converted into unrestricted and restricted stock, issued under the 2012 Equity Incentive Plan. On the IPO date, we also granted restricted stock units to members of our board of directors and certain employees and intend to grant additional share-based awards in the future. During the three months ended June 30, 2012 and 2011, we incurred share-based compensation expense of $8.8 million and $0.7 million, respectively, which is included in general and administrative expense.  During the six months ended June 30, 2012 and 2011, we incurred share-based compensation expense of $17.5 million and $1.4 million, respectively, which is included in general and administrative expense.  Total share-based compensation expense is expected to be approximately $35.0 million during the year ending December 31, 2012. We will incur additional charges in the future related to additional equity grants under the 2012 Equity Incentive Plan. See Note 9 in “Item I - Unaudited Consolidated Financial Statements.”

Non-operating Expenses.

For the six months ended June 30, 2012, we recorded $86.7 million within non-operating expenses related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in March 2012. Also recorded within non-operating expenses for the six months ended June 30, 2012 was a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.  For the six months ended June 30, 2011, we recorded $13.8 million within non-operating expenses related to the refinancing of our senior secured credit facilities in May 2011.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third subsequent to our IPO and by Fifth Third and JPDN prior to our IPO, our results of operations include net income attributable to non-controlling interests. Net income attributable to non-controlling interests during the three months ended June 30, 2012 and 2011 was $24.6 million and $6.3 million, respectively. Net income attributable to non-controlling interests during the six months ended June 30, 2012 and 2011 was $0.1 million and $7.5 million, respectively. The sale or redemption of ownership interests in Vantiv Holding by Fifth Third pursuant to the Exchange Agreement will reduce the amount recorded as non-controlling interest and increase net earnings attributable to our stockholders.

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

The table below provides a reconciliation of cash net income to GAAP net income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income	$47,578	$11,661	$4,650	$16,360
Transition, acquisition and integration costs (1)	1,980	14,648	4,039	27,629
Share-based compensation	8,829	741	17,492	1,393
Intangible amortization (2)	29,286	30,975	58,575	62,179
Depreciation and amortization adjustment (3)	—	(68)	—	(2,665)
Interest expense adjustment (4)	—	2,327	—	6,323
Non-operating expenses (5)	836	13,799	92,672	13,799
Income tax expense adjustment (6)	(20,553)	(28,101)	(67,108)	(46,563)
Cash net income	$67,956	$45,982	$110,320	$78,455

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

(4)          Represents adjustment to interest expense to reflect what our interest expense would have been for the three and six months ended June 30, 2011 if our level of debt and applicable terms as of December 31, 2011 was outstanding on January 1, 2011.

(5)          Expenses primarily associated with the refinancing of our debt in March 2012 and May 2011 and the termination of our interest rate swaps in March 2012.

(6)          Represents adjustment to income tax expense assuming conversion of non-controlling interests into shares of Class A common stock.

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenue	$469,622	$402,564	$67,058	17%
Network fees and other costs	209,244	185,694	23,550	13
Net revenue	260,378	216,870	43,508	20
Sales and marketing	70,532	59,570	10,962	18
Other operating costs	40,417	34,980	5,437	16
General and administrative	29,190	28,224	966	3
Depreciation and amortization	39,667	39,001	666	2
Income from operations	$80,572	$55,095	$25,477	46%
Non-financial data:
Transactions (in millions)	3,895	3,222		21%

	Three Months Ended June 30,
	2012	2011
Net revenue	100.0%	100.0%
Sales and marketing	27.1	27.5
Other operating costs	15.5	16.1
General and administrative	11.2	13.0
Depreciation and amortization	15.2	18.0
Income from operations	30.9%	25.4%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenue	$902,411	$774,010	$128,401	17%
Network fees and other costs	409,452	367,910	41,542	11
Net revenue	492,959	406,100	86,859	21
Sales and marketing	143,289	115,789	27,500	24
Other operating costs	79,426	72,720	6,706	9
General and administrative	57,787	49,607	8,180	16
Depreciation and amortization	78,562	75,701	2,861	4
Income from operations	$133,895	$92,283	$41,612	45%
Non-financial data:
Transactions (in millions)	7,263	6,224		17%

	Six Months Ended June 30,
	2012	2011
Net revenue	100.0%	100.0%
Sales and marketing	29.1	28.5
Other operating costs	16.1	17.9
General and administrative	11.7	12.2
Depreciation and amortization	15.9	18.6
Income from operations	27.2%	22.7%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 and Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue

Revenue increased 17% to $469.6 million for the three months ended June 30, 2012 from $402.6 million for the three months ended June 30, 2011. The increase was due primarily to transaction growth of 21%.

Revenue increased 17% to $902.4 million for the six months ended June 30, 2012 from $774.0 million for the six months ended June 30, 2011. The increase was due primarily to transaction growth of 17%.

Network Fees and Other Costs

Network fees and other costs increased 13% to $209.2 million for the three months ended June 30, 2012 from $185.7 million for the three months ended June 30, 2011. The increase was due primarily to transaction growth of 21%.

Network fees and other costs increased 11% to $409.5 million for the six months ended June 30, 2012 from $367.9 million for the six months ended June 30, 2011. The increase was due primarily to transaction growth of 17%.

Net Revenue

Net revenue increased 20% to $260.4 million for three months ended June 30, 2012 from $216.9 million for the three months ended June 30, 2011. The increase in net revenue was due primarily to transaction growth of 21%.

Net revenue increased 21% to $493.0 million for six months ended June 30, 2012 from $406.1 million for the six months ended June 30, 2011. The increase in net revenue was due primarily to transaction growth of 17%.

Sales and Marketing

Sales and marketing expense increased 18% to $70.5 million for the three months ended June 30, 2012 from $59.6 million for the three months ended June 30, 2011 associated with growth in revenue and an increase in sales and marketing personnel and related costs, including residual payments made to ISOs and other third-party organizations.

Sales and marketing expense increased 24% to $143.3 million for the six months ended June 30, 2012 from $115.8 million for the six months ended June 30, 2011 associated with growth in revenue and an increase in sales and marketing personnel and related costs, including residual payments made to ISOs and other third-party organizations.

Other Operating Costs

Other operating costs increased 16% to $40.4 million for the three months ended June 30, 2012 from $35.0 million for the three months ended June 30, 2011. The increase was primarily driven by an increase in information technology infrastructure and personnel costs associated with growth in transactions, partially offset by a reduction in transition costs and acquisition and integration costs of $2.1 million.

Other operating costs increased 9% to $79.4 million for the six months ended June 30, 2012 from $72.7 million for the six months ended June 30, 2011. The increase was primarily driven by an increase in information technology infrastructure and personnel costs associated with growth in transactions, partially offset by a reduction in transition costs and acquisition and integration costs of $7.9 million.

General and Administrative

General and administrative expenses increased 3% to $29.2 million for the three months ended June 30, 2012 from $28.2 million for the three months ended June 30, 2011. The increase was due primarily to an increase in share-based compensation of $8.1 million to $8.8 million and higher personnel costs, offset by a decrease in transition, acquisition and integration costs of $10.6 million.  The increase in share-based compensation was the result of compensation cost associated awards triggered by our initial public offering in March 2012.

General and administrative expenses increased 16% to $57.8 million for the six months ended June 30, 2012 from $49.6 million for the six months ended June 30, 2011. The increase was due primarily to an increase in share-based compensation of $16.1 million to $17.5 million and higher personnel costs, offset by a decrease in transition, acquisition and integration costs of $15.7 million.  The increase in share-based compensation was the result of compensation cost associated awards triggered by our initial public offering in March 2012.

Depreciation and Amortization

Depreciation and amortization expense increased 2% to $39.7 million for the three months ended June 30, 2012 from $39.0 million for the three months ended June 30, 2011. Depreciation and amortization expense increased 4% to $78.6 million for the six months ended June 30, 2012 from $75.7 million for the six months ended June 30, 2011. The increase during each period was primarily related to increased depreciation and amortization expense as a result of an increase in capital expenditures largely related to our information technology infrastructure.

Income from Operations

Income from operations increased 46% to $80.6 million for the three months ended June 30, 2012 from $55.1 million for the three months ended June 30, 2011. Excluding the impact of share-based compensation and transition, acquisition and integration costs of $10.8 million for the three months ended June 30, 2012 as compared to $15.4 million for the three months ended June 30, 2011, income from operations increased 30%.

Income from operations increased 45% to $133.9 million for the six months ended June 30, 2012 from $92.3 million for the six months ended June 30, 2011. Excluding the impact of share-based compensation and transition, acquisition and integration costs of $21.5 million for the six months ended June 30, 2012 as compared to $29.0 million for the six months ended June 30, 2011, income from operations increased 28%.

Interest Expense—Net

As a result of our debt refinancing in March 2012, interest expense—net decreased to $10.2 million for the three months ended June 30, 2012 from $29.0 million for the three months ended June 30, 2011 and to $34.6 million for the six months ended June 30, 2012 from $59.6 million for the six months ended June 30, 2011. The decrease was due primarily to the reduction of our outstanding debt to $1.2 billion at June 30, 2012 from $1.8 billion at June 30, 2011and a reduction in our weighted average interest rate of approximately 3.6% during the current year compared to 5.5% during the prior year.

Non-Operating Expenses

Non-operating expenses were $0.8 million and $92.7 million for the three months and six months ended June 30, 2012, respectively, and consisted of $86.7 million in charges related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing as well as a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.  Non-operating expenses were $13.8 million for the three months and six months ended June 30, 2011 and consisted of expenses related to the May 2011 debt refinancing.

Income Tax Expense

Income tax expense for the three months ended June 30, 2012 was $22.0 million compared to $0.7 million for the three months ended June 30, 2011, reflecting effective rates of 31.6% and 5.5%, respectively.  For the six months ended June 30, 2012, income tax expense was $2.0 million compared to $2.6 million for the six months ended June 30, 2011, reflecting effective rates of 29.6% and 13.5%, respectively.  The TRAs had no impact on the effective rate.  Income tax expense during the prior year reflects a benefit recognized during the prior year as a result of the reduction in the Michigan state income tax rate.  The effective rate for each period also reflects the impact of the Company’s non-controlling interest.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$351,828	$291,735	$60,093	21%
Network fees and other costs	174,889	151,573	23,316	15
Net revenue	176,939	140,162	36,777	26
Sales and marketing	63,649	52,628	11,021	21
Segment profit	$113,290	$87,534	$25,756	29%
Non-financial data:
Transactions (in millions)	3,021	2,338		29%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$674,806	$554,421	$120,385	22%
Network fees and other costs	340,415	298,484	41,931	14
Net revenue	334,391	255,937	78,454	31
Sales and marketing	130,348	101,515	28,833	28
Segment profit	$204,043	$154,422	$49,621	32%
Non-financial data:
Transactions (in millions)	5,566	4,522		23%

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$117,794	$110,829	$6,965	6%
Network fees and other costs	34,355	34,121	234	1
Net revenue	83,439	76,708	6,731	9
Sales and marketing	6,883	6,601	282	4
Segment profit	$76,556	$70,107	$6,449	9%
Non-financial data:
Transactions (in millions)	874	884		(1)%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$227,605	$219,589	$8,016	4%
Network fees and other costs	69,037	69,426	(389)	(1)
Net revenue	158,568	150,163	8,405	6
Sales and marketing	12,941	13,311	(370)	(3)
Segment profit	$145,627	$136,852	$8,775	6%
Non-financial data:
Transactions (in millions)	1,697	1,702		0%

Net Revenue

Merchant Services

Net revenue in this segment increased 26% to $176.9 million for the three months ended June 30, 2012 from $140.2 million for the three months ended June 30, 2011. The increase was primarily due to a 29% increase in transactions.  Net revenue in this segment increased 31% to $334.4 million for the six months ended June 30, 2012 from $255.9 million for the six months ended June 30, 2011. The increase was primarily due to a 23% increase in transactions.

Financial Institution Services

Net revenue in this segment increased 9% to $83.4 million for the three months ended June 30, 2012 from $76.7 million for the three months ended June 30, 2011 and increased 6% to $158.6 million for the six months ended June 30, 2012 from $150.2 million for the six months ended June 30, 2011 primarily due to organic growth from value added services.

Sales and Marketing

Merchant Services

Sales and marketing expense increased 21% to $63.6 million for the three months ended June 30, 2012 from $52.6 million for the three months ended June 30, 2011 and increased 28% to $130.3 million for the six months ended June 30, 2012 from $101.5 million for the six months ended June 30, 2011. The increase was primarily attributable to the increase in revenue and continued expansion of distribution channels.

Financial Institution Services

Sales and marketing expense increased 4% to $6.9 million for the three months ended June 30, 2012 from $6.6 million for the three months ended June 30, 2011. The increase was primarily due to the increase in revenue. Sales and marketing expense decreased 3% to $12.9 million for the six months ended June 30, 2012 from $13.3 million for the six months ended June 30, 2011. The decrease was primarily due to a decrease in personnel and related costs.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under tax receivable agreements, debt service, acquisitions and public company expenses. As of June 30, 2012, our principal sources of liquidity consisted of $308.8 million of cash and cash equivalents and $250.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $1.3 billion as of June 30, 2012.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011 (in thousands).

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$132,675	$70,000
Net cash used in investing activities	(29,946)	(32,604)
Net cash used in financing activities	(164,455)	(18,077)

Cash Flow from Operating Activities

Net cash provided by operating activities was $132.7 million for the six months ended June 30, 2012 as compared to $70.0 million for the six months ended June 30, 2011.  The increase is due primarily to the impact of non-cash expense items, primarily related to charges associated with our debt refinancing and share-based compensation, as well as changes in working capital. Changes in working capital were driven largely by changes in net settlement assets and obligations, which represent settlement funds received by us and not yet remitted to our clients for the settlement of transactions we processed. Settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $29.9 million for the six months ended June 30, 2012 as compared to $32.6 million for the six months ended June 30, 2011. The decrease was primarily due to decreased investment activity and capital expenditures during the six months ended June 30, 2012, partially offset by the acquisition of customer portfolios and related assets during the six months ended June 30, 2012.

Cash Flow from Financing Activities

Net cash used in financing activities was $164.5 million for the six months ended June 30, 2012 as compared to $18.1 million for the six months ended June 30, 2011. The net impact of our IPO proceeds and March 2012 debt refinancing, including payment of related debt issuance costs, was an outflow of approximately $81.1 million. As a result of transactions related to our IPO, we made distributions of approximately $55.1 million. We also made tax distributions of $7.5 million to our non-controlling interest holders. During the six months ended June 30, 2011, net cash provided by financing activities consisted of repayments of debt and capital lease obligations and tax distributions to our non-controlling interest holders.

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

As of June 30, 2012, Fifth Third Bank held $316.0 million of the term A loans.

As of June 30, 2012 and December 31, 2011, our debt consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
$1,621.1 million term B-1 loans, expiring on November 3, 2016 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (325 basis points) with a floor of 125 basis points (total rate of 4.5% at December 31, 2011)	$—	$1,608,905

$150.0 million term B-2 loans, expiring on November 3, 2017 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (350 basis points) with a floor of 150 basis points (total rate of 5.0% at December 31, 2011)	—	150,000

$1,000.0 million term A loans, expiring on March 27, 2017, bearing interest payable quarterly based on our leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.50% at June 30, 2012) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	987,500	—

$250.0 million term B loans, expiring on March 27, 2019, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at June 30, 2012) and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	249,375	—

$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at March 31, 2012)	10,131	10,131

Less: Current portion of note payable and current portion of note payable to related party	(52,500)	(16,211)

Less: Original issue discount	(5,151)	(14,327)

Note payable and note payable to related party	$1,189,355	$1,738,498

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

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
April 1, 2012 to September 30, 2013	4.25 to 1.00	3.25 to 1.00
October 1, 2013 to September 30, 2014	4.00 to 1.00	3.50 to 1.00
Thereafter	3.75 to 1.00	3.75 to 1.00

As of June 30, 2012, we were in compliance with these covenants with a leverage ratio of 2.66 to 1.00 and an interest coverage ratio of 6.09 to 1.00.

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

•                  TRA with Advent:  Provides for the payment by us to Advent equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize as a result of the use of our tax attributes in existence prior to the effective date of our IPO, as well as the tax benefits attributable to payments made under such TRA.

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

As of June 30, 2012, our liability pursuant to the TRAs was as follows (in thousands):

June 30, 2012
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

Borrowings

Principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters facility total $43.9 million during the remainder of 2012, $190.1 million during 2013 and 2014, $232.7 million during 2015 and 2016 and $950.7 million thereafter. Variable interest payments were calculated using interest rates as of June 30, 2012.

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

During the six months ended June 30, 2012, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2011. Our critical accounting estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our prospectus filed with the SEC on March 21, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

Based on the amount outstanding under our senior secured credit facilities at June 30, 2012, the annualized effect of a one percentage point change in variable interest rates would have a pre-tax impact on our earnings and cash flows of approximately $12.4 million.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30,

2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Any of these risks could harm our business, results of operations, and financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

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

For example, “EMV” is a credit and debit card authentication methodology that both Visa and MasterCard are mandating that U.S. processors be able to support beginning in 2013. It will require us to invest significant resources and man-hours to develop and implement. We are not certain if or when our merchants or our financial institution customers will use or accept the methodology and/or whether we will be able to recoup our costs associated with the development and support of this methodology.

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

Acquisitions, partnerships and joint ventures effected through our subsidiaries are part of our growth strategy. We evaluate, and expect in the future to evaluate potential strategic acquisitions of and partnerships or joint ventures with complementary businesses, services or technologies. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture. For instance, we may not be able to successfully integrate the recently acquired NPC platforms into our existing platforms. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Certain partnerships and joint ventures we make may prevent us from competing for certain clients or in certain lines of business. We may spend time and money on projects that do not increase our revenue. As a subsidiary of a bank holding company, Fifth Third Bancorp, for purposes of the Bank Holding Company Act of 1956, as amended, or the BHC Act, we may conduct only activities authorized under the BHC Act for a bank holding company or a financial holding company, and as a subsidiary of a bank, Fifth Third Bank, for purposes of relevant federal and state banking laws, we may conduct only activities authorized under such laws. These activities and restrictions may limit our ability to acquire other businesses or enter into other strategic transactions. In addition, in connection with any acquisitions, we must comply with state and federal antitrust requirements. It is possible that perceived or actual violations of these requirements could give rise to regulatory enforcement action or result in us not receiving all necessary approvals in order to complete a desired acquisition. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. To the extent we pay the purchase price with proceeds from the incurrence of debt, it would increase our already high level of indebtedness and could negatively affect our liquidity and restrict our operations. Our competitors may be willing or able to pay more than us for acquisitions, which may cause us to lose certain acquisitions that we would otherwise desire to complete. In addition, pursuant to the Fifth Third Bank consent rights in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement, Fifth Third Bank’s approval is required for acquisitions and incurrences of indebtedness by us based on certain thresholds. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

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

If consumers do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit, debit and prepaid cards which is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations. In response to rules implementing the Durbin Amendment, financial institutions may charge their customers additional fees for the use of debit cards. If such fees result in decreased use of debit cards by cardholders, our business, financial condition and results of operations may be adversely affected.  In addition, on July 13, 2012, it was announced that Visa, MasterCard and the named member banks agreed to a memorandum of understanding, or the MOU, to enter into a settlement agreement to resolve the plaintiff’s claims in the U.S. merchant class multi-district interchange litigation. Among other terms, the MOU provides for the modification of Visa and MasterCard’s rules to allow retailers to impose a surcharge on credit card transactions at the point of sale under certain conditions. This provision or other provisions in any final settlement agreement stemming from this litigation may result in decreased use of credit cards or have other adverse impacts that are not readily known and that we may not know for some time.  We believe future growth in the use of credit, debit and prepaid cards and other electronic payments will be driven by the cost, ease-of-use, and quality of services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods including, credit, debit and prepaid cards. Moreover, if there is an adverse development in the payments industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our business, financial condition and results of operations may be adversely affected.

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

If Fifth Third Bank, as one of our largest clients and provider of the services under our Clearing, Settlement and Sponsorship Agreement, Referral Agreement and Master Services Agreement, were to be placed into receivership or conservatorship, it could jeopardize our ability to generate revenue and conduct our business. Fifth Third Bank accounted for approximately 4% and 4% of our revenue, respectively, in the three months ended June 30, 2012 and the year ended December 31, 2011 and provides crucial services to us. The loss of both a major client and material service provider due to a receivership or conservatorship, could have a materially adverse effect on our business, financial condition and results of operations.

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

Rules released by the Federal Reserve in July 2011 to implement the so-called Durbin Amendment to the Dodd-Frank Act mandate a cap on debit transaction interchange fees for card issuers with assets greater than $10 billion. The rules also contain prohibitions on network exclusivity and routing restrictions. Beginning in October 2011, (i) a card payment network may not prohibit a card issuer from contracting with any other card payment network for the processing of electronic debit transactions involving the issuer’s debit cards and (ii) card issuing financial institutions and card payment networks may not inhibit the ability of merchants to direct the routing of debit card transactions over any card payment networks that can process the transactions. Since April 2012, most debit card issuers have been required to enable at least two unaffiliated card payment networks on each debit card. The interchange fee cap has the potential to alter the type or volume of card based transactions that we process on behalf of our clients. These new regulations could result in the need for us to make capital investments to modify our services to facilitate our existing clients’ and potential clients’ compliance and reduce the fees we are able to charge our clients. These new regulations also could result in greater pricing transparency and increased price-based competition leading to lower margins and higher rates of client attrition. Furthermore, the requirements of the new regulations and the timing of their effective dates could result in changes in our clients’ business practices that may alter their delivery of their products and services to consumers and the timing of their investment decisions, which could change the demand for our services as well as alter the type or volume of transactions that we process on behalf of our clients.

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

Fifth Third Bank currently owns an equity interest representing approximately 39.4% of the voting and economic equity interest of Vantiv Holding and 18.5% of the voting interest in Vantiv, Inc.

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

Because of the foregoing limitations, and in particular, Fifth Third Bank’s interest in us, it may be difficult for us to engage in activities abroad or invest in a non-U.S. company. We and Fifth Third Bank may seek to engage in offshore acquisitions and activities through various regulatory structures and entities, each of which will generally require prior regulatory approval. The Federal Reserve and the ODFI would therefore have substantial discretion as to whether any such entity could be formed and under what conditions it could operate. In addition to the initial filing and application requirements, because any such entity would be considered a subsidiary of Fifth Third Bank for banking law purposes, establishing and maintaining such an entity would subject Fifth Third Bank, and to a lesser extent us, to several banking law requirements and limitations.

We may not receive regulatory authority to create such an entity, or, if created, we may be unable to comply with all requirements. We will need Fifth Third’s cooperation to form and operate any such entity for offshore activities, and the regulatory burdens imposed upon Fifth Third Bank may be too extensive to justify its establishment or continuation. If, after the entity is formed, we or Fifth Third Bank are at any time unable to comply with any ongoing regulatory requirements, the Federal Reserve or ODFI may impose additional limitations or restrictions on Fifth Third Bank’s or our operations, which could potentially force us to limit the activities or dispose of the entity.

As stated above, we may not be able to obtain regulatory approval to establish any such entity for foreign acquisitions or to comply with all applicable requirements for such an entity. If the regulatory burdens are too severe, there can also be no assurance that Fifth Third will find it acceptable to engage in offshore activities through these vehicles.

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

•                  repurchase our common stock; or

•                  finance Vantiv, Inc.’s purchase of Class B units of Vantiv Holding from the Fifth Third investors upon the exercise of their right to put their Class B units of Vantiv Holding to Vantiv, Inc. in exchange for cash to the extent that we decide to purchase rather than exchange such units for Class A common stock.

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

We have a high level of indebtedness. As of June 30, 2012, we had total indebtedness of $1.3 billion. For the year ended December 31, 2011, total payments under our annual debt service obligations, including interest and principal, were $113.4 million. Furthermore, assuming the application of the net proceeds from our initial public offering and our debt refinancing had each occurred on January 1, 2011, our interest expense—net for the year ended December 31, 2011 would have been $43.9 million and total payments under our annual debt service obligation, including interest and principal, would have been $90.6 million.  Our high degree of leverage could have significant negative consequences, including:

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

Our balance sheet includes goodwill and intangible assets that represent 69% of our total assets at June 30, 2012. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and certain other intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition and results of operations.

We are party to four tax receivable agreements with our pre-initial public offering investors and the amounts we may be required to pay under these agreements could be significant.

Prior to the consummation of our initial public offering, we entered into four tax receivable agreements with our pre-initial public offering investors. One tax receivable agreement provides for the payment by us to the Fifth Third investors of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from the Fifth Third investors or from the future exchange of units by the Fifth Third investors for cash or shares of our Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. The second of these tax receivable agreements provides for the payment by us to Advent of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result of our use of our tax attributes in existence prior to our initial public offering, as well as the tax benefits attributable to payments made under such tax receivable agreement. The third of these tax receivable agreements provides for the payment by us to our pre-initial public offering investors of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that NPC actually realizes as a result of its use of its NOLs and other tax attributes, as well as the tax benefits attributable to payments made under such tax receivable agreement, with any such payment being paid to Advent, the Fifth Third investors and JPDN according to their respective ownership interests in Vantiv Holding immediately prior to the reorganization transactions. The fourth of these tax receivable agreements provides for the payment to JPDN of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result in the increase of tax basis that may result from the Vantiv Holding units exchanged for our Class A common stock by JPDN, as well as the tax benefits attributable to payments made under such tax receivable agreement.

The payments we will be required to make under the tax receivable agreements could be substantial. As of June 30, 2012, we have recorded a liability of $333 million associated with the tax receivable agreements. We will incur additional liabilities in connection with any future purchases by us of units in Vantiv Holding from the Fifth Third investors or from the future exchange of units by the Fifth Third investors for cash or shares of our Class A common stock, which we cannot quantify at this time and which could be significant.  It is possible that future transactions or events, including changes in tax rates, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material adverse effect on our liquidity if, as a result of timing discrepancies or otherwise, distributions to us by Vantiv Holding are not sufficient to permit us to make payments under the tax receivable agreements after we have paid taxes. The payments under the tax receivable agreements are not conditioned upon the continued ownership of us or Vantiv Holding by the other parties to that agreement.

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

We are a holding company (and are required to remain as one until the Exchange Agreement is no longer in effect), and we conduct all of our operations through Vantiv Holding and its subsidiaries. We have no material assets other than our ownership of units of Vantiv Holding. We have no independent means of generating revenues. We intend to, in accordance with the Amended and Restated Vantiv Holding Limited Liability Company Agreement, cause Vantiv Holding to make periodic tax distributions to its members computed based on an estimate of the net taxable income of Vantiv Holding allocable to a holder of its units multiplied by an assumed tax rate and only to the extent that the amount of all distributions from Vantiv Holding for the relevant year is less than such computed amount. The Amended and Restated Vantiv Holding Limited Liability Company Agreement contains consent rights that effectively require Fifth Third Bank’s approval of all distributions paid by Vantiv Holding, other than periodic tax distributions, payments required under the Exchange Agreement and payments under the Advancement Agreement, which allows us to make payments under our tax receivable agreement related to the NPC NOLs, make payments under our other tax receivable agreements to the extent not covered by payments made pursuant to the Amended and Restated Vantiv Holding Limited Liability Company Agreement and make payments required under the Exchange Agreement, pay our franchise taxes and cover our reasonable administrative and corporate expenses. To the extent that we need funds and Vantiv Holding is restricted from making such distributions under applicable law or regulation, as a result of Fifth Third Bank’s consent rights at Vantiv Holding, or by the terms of Vantiv Holding’s indebtedness, or Vantiv Holding is otherwise unable to provide such funds, it could materially adversely affect our liquidity and, consequently, our business, financial condition and results of operations.

Each of Advent and Fifth Third Bank independently have substantial control over us and Vantiv Holding and will be able to influence corporate matters with respect to us and Vantiv Holding.  Advent and Fifth Third Bank may have interests that differ from each other and from those of our other stockholders.

Advent and Fifth Third Bank directly or indirectly hold, in the aggregate, approximately 55.0% and 18.5% of the voting power of our outstanding common stock, respectively. In addition, Fifth Third Bank also has consent rights pursuant to our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement with respect to certain significant matters. As a result, each of Advent and Fifth Third Bank will be able to strongly influence the election of our directors and potentially control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. The total value and voting power of the Class A common stock and the Class B common stock that Fifth Third Bank holds (not including, for the avoidance of doubt, any ownership interest in units of Vantiv Holding) is limited to 18.5% at any time other than in connection with a stockholder vote with respect to a change of control, in which event Fifth Third Bank will have the right to that full number of votes equal to the number of shares of Class A common stock and Class B common stock it owns, which amount will represent voting power equal to such ownership as a percentage of all Class A common stock and Class B common stock (and any preferred stock we may issue in the future which is entitled to vote with the Class A common stock). In addition, three of our 11 directors are employees of Advent. Fifth Third Bank will have the right to elect a number of our directors proportionate to the voting power represented by the Class B common stock owned by Fifth Third Bank but not exceeding 18.5% of the board of directors; accordingly, two of our 11 directors are employees of Fifth Third Bank or its affiliates.

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

Certain of our stockholders and investors have interests and positions that could present potential conflicts with our and our other stockholders’ interests.

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

Risks Related to the Ownership of our Class A Common Stock

Future sales of our Class A common stock or securities convertible into or exchangeable for Class A common stock could depress the market price of our Class A common stock.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock. We, our directors, executive officers, Advent, the Fifth Third investors and certain of our other stockholders have agreed to lock-up agreements with the underwriters of our initial public offering that restrict us, our directors and executive officers, and these stockholders, subject to specified exceptions, from selling or otherwise disposing of any shares of our stock for a period of 180 days after March 21, 2012, the date of our initial public offering, subject to a potential extension under certain circumstances, without the prior consent of the underwriters. As of June 30, 2012, we had 129,123,210 shares of Class A common stock outstanding. After these lock-up agreements have expired and subject to vesting requirements and the requirements of Rule 144 of the Securities Act, approximately 199,741,192 additional shares will be eligible for sale in the public market, including any shares of Class A common stock that Fifth Third Bank obtains through the exercise of their right to exchange Class B units of Vantiv Holding for shares of our Class A common stock, as well as any shares of Class A common stock obtained through any conversion of Class C non-voting units of Vantiv Holding issuable upon exercise of the Warrant. Advent and Fifth Third Bank (and certain permitted transferees thereof) have registration rights with respect to the Class A common stock they hold. We have also registered 35,500,000 shares of our Class A common stock that we have issued or have reserved for issuance under our equity incentive plan. These shares may be sold in the public market upon issuance and once vested, subject to the 180-day lock-up period and other restrictions provided under the terms of the equity incentive plan and applicable award agreement.

The underwriters may, in their sole discretion and without notice, release all or any portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Subject to the terms of the lock-up agreements, we also may issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders.  Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to or could sell shares, could reduce the market price of our common stock.  Any decline in the price of shares of our Class A common stock could impede our ability to raise capital through the issuance of additional shares of our Class A common stock or other equity securities.

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

The price of our Class A common stock may be volatile.

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

•                  issuance of new, negative or changed securities analysts’ reports or recommendations or estimates;

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

We do not anticipate paying any dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to support our general corporate purposes. We do not intend in the forseeable future to pay any dividends to holders of our Class A common stock.  We are a holding company that does not conduct any business operations of our own. As a result our ability to pay dividends on our Class A common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to Fifth Third Bank’s consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. Excepted from the consent rights are quarterly tax distributions made pursuant to the Amended and Restated Vantiv Holding Limited Liability Company Agreement. In addition, Vantiv Holding is permitted under the Amended and Restated Vantiv Holding Limited Liability Company Agreement to make payments to us that are required under the Exchange Agreement and the Advancement Agreement, which allows us to make payments under our tax receivable agreement related to the NPC NOLs, make payments under our other tax receivable agreements to the extent not covered by payments made pursuant to the Amended and Restated Vantiv Holding Limited Liability Company Agreement, make payments required under the Exchange Agreement, pay our franchise taxes and cover our reasonable administrative and corporate expenses. Our subsidiaries’ debt agreements limit the amounts available to us to pay cash dividends, and, to the extent that we require additional funding, sources may prohibit the payment of a dividend.  As a result, capital appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	55,241	$20.74	—	—
May 1, 2012 to May 31, 2012	19,588	$22.15	—	—
June 1, 2012 to June 30, 2012	24,149	$22.15	—	—

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

VANTIV, INC.

Dated: July 30, 2012	By:	/s/ Mark L. Heimbouch
Mark. L. Heimbouch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files

**In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.