Form 10-Q
period 2012-09-30
Vantiv, Inc.
filed 2012-11-01
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of September 30, 2012, there were 128,688,231 shares of the Registrant’s Class A common stock outstanding and 83,919,136 shares of the Registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
External customers	$447,126	$391,916	$1,311,996	$1,131,293
Related party revenues	19,610	17,448	57,151	52,081
Total revenue	466,736	409,364	1,369,147	1,183,374
Network fees and other costs	208,239	192,466	617,691	560,376
Sales and marketing	69,313	56,495	212,602	172,284
Other operating costs	40,376	35,028	119,802	107,748
General and administrative	28,600	18,896	86,387	68,503
Depreciation and amortization	40,618	40,066	119,181	115,767
Income from operations	79,590	66,413	213,484	158,696
Interest expense—net	(10,056)	(26,198)	(44,675)	(85,771)
Non-operating expenses	—	—	(92,672)	(13,799)
Income before applicable income taxes	69,534	40,215	76,137	59,126
Income tax expense	20,895	11,532	22,848	14,083
Net income	48,639	28,683	53,289	45,043
Less: Net income attributable to non-controlling interests	(24,375)	(17,035)	(24,433)	(24,516)
Net income attributable to Vantiv, Inc.	$24,264	$11,648	$28,856	$20,527
Net income per share of Class A common stock attributable to Vantiv, Inc.:
Basic	$0.20	$0.13	$0.26	$0.23
Diluted	$0.19	$0.13	$0.24	$0.23
Shares used in computing net income per share of Class A common stock:
Basic	122,959,429	89,515,617	112,953,425	89,515,617
Diluted	131,127,197	89,515,617	119,600,082	89,515,617

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$48,639	$28,683	$53,289	$45,043
Other comprehensive income (loss), net of tax:
Reclassification adjustment for losses included in net income	—	—	23,929	—
Unrealized loss on hedging activities	—	(13,211)	—	(21,113)
Comprehensive income	48,639	15,472	77,218	23,930
Less: Comprehensive income attributable to non-controlling interests	(24,375)	(7,982)	(38,848)	(10,047)
Comprehensive income attributable to Vantiv, Inc.	$24,264	$7,490	$38,370	$13,883

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$380,757	$370,549
Accounts receivable—net	367,047	368,658
Related party receivable	4,394	4,361
Settlement assets	110,946	46,840
Prepaid expenses	11,512	8,642
Other	17,765	20,947
Total current assets	892,421	819,997
Customer incentives	19,709	17,493
Property and equipment—net	161,219	152,310
Intangible assets—net	837,001	916,198
Goodwill	1,532,374	1,532,374
Deferred taxes	12,292	4,292
Other assets	24,281	47,046
Total assets	$3,479,297	$3,489,710
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$213,017	$193,706
Related party payable	752	3,814
Settlement obligations	248,752	208,669
Current portion of note payable to related party	16,000	3,803
Current portion of note payable	36,500	12,408
Deferred income	9,830	7,313
Current maturities of capital lease obligations	5,068	4,607
Other	2,477	6,400
Total current liabilities	532,396	440,720
Long-term liabilities:
Note payable to related party	296,000	373,592
Note payable	880,480	1,364,906
Tax receivable agreement obligations	333,000	—
Capital lease obligations	9,552	12,322
Deferred taxes	9,263	9,263
Other	1,423	33,187
Total long-term liabilities	1,529,718	1,793,270
Total liabilities	2,062,114	2,233,990
Commitments and contingencies (See Note 7)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 128,688,231 shares issued and outstanding at September 30, 2012; 89,515,617 shares issued and outstanding at December 31, 2011	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 83,919,136 shares issued and outstanding at September 30, 2012; no shares issued and outstanding at December 31, 2011	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	676,232	581,241
Retained earnings	40,740	51,970
Accumulated other comprehensive loss	—	(9,514)
Treasury stock, at cost; 891,904 shares at September 30, 2012	(16,126)	—
Total Vantiv, Inc. equity	700,847	623,698
Non-controlling interests	716,336	632,022
Total equity	1,417,183	1,255,720
Total liabilities and equity	$3,479,297	$3,489,710

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net income	$53,289	$45,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	119,181	115,767
Loss on derivative assets	—	100
Amortization of customer incentives	4,567	2,574
Amortization and write-off of debt issuance costs	58,407	17,346
Share-based compensation expense	26,889	2,202
Deferred taxes	—	(2,255)
Other non-cash items	—	711
Change in operating assets and liabilities:
Decrease in accounts receivable and related party receivable	1,578	19,403
Decrease in net settlement assets and obligations	(24,023)	(31,380)
Increase in customer incentives	(6,783)	(8,243)
Decrease (increase) in prepaid and other assets	4,192	(708)
Increase (decrease) in accounts payable and accrued expenses	11,333	(8,234)
Decrease in payable to related party	(3,062)	(1,932)
Increase (decrease) in other liabilities	1,332	(694)
Net cash provided by operating activities	246,900	149,700
Investing Activities:
Purchases of property and equipment	(38,245)	(46,232)
Acquisition of customer portfolios and related assets	(10,530)	(1,226)
Purchase of investments	—	(3,300)
Net cash used in investing activities	(48,775)	(50,758)
Financing Activities:
Proceeds from initial public offering, net of offering costs of $39,091	460,913	—
Proceeds from follow-on offering, net of offering costs of $1,951	33,512	—
Proceeds from issuance of long-term debt	1,248,750	—
Repayment of debt and capital lease obligations	(1,793,074)	(15,443)
Payment of debt issuance costs	(28,949)	(6,276)
Purchase of Class B units in Vantiv Holding from Fifth Third	(33,512)	—
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(16,126)	—
Tax benefit from employee share-based compensation	13,436	—
Distribution to funds managed by Advent International Corporation	(40,086)	—
Distribution to non-controlling interests	(32,781)	(2,792)
Net cash used in financing activities	(187,917)	(24,511)
Net increase in cash and cash equivalents	10,208	74,431
Cash and cash equivalents—Beginning of period	370,549	236,512
Cash and cash equivalents—End of period	$380,757	$310,943
Cash Payments:
Interest	$50,720	$82,267
Taxes	12,247	5,950
Non-cash Items:
Issuance of tax receivable agreements	$333,000	$—
Assets acquired under capital lease obligations	1,202	18,702
Assets acquired under debt obligations	—	19,227
Accrual of secondary offering costs	3,000	—
 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests
Beginning Balance, January 1, 2012	$1,255,720	89,516	$1	—	$—	—	$—	$581,241	$51,970	$(9,514)	$632,022
Net income	53,289	—	—	—	—	—	—	—	28,856	—	24,433
Issuance of Class A common stock upon initial public offering, net of offering costs	457,913	29,412	—	—	—	—	—	457,913	—	—	—
Issuance of Class A common stock in connection with follow-on offering, net of offering costs	33,512	2,086	—	—	—	—	—	33,512	—	—	—
Issuance of Class A common stock to prior unit holders under the Vantiv Holding Management Phantom Equity Plan	—	8,716	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	13,436	—	—	—	—	—	—	13,436	—	—	—
Issuance of Class A common stock to JPDN in exchange for Class A and Class B units in Vantiv Holding held by JPDN	—	240	—	—	—	—	—	4,074	—	—	(4,074)
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(16,126)	(892)	—	—	—	892	(16,126)	—	—	—	—
Issuance of Class B common stock under Recapitalization Agreement	—	—	—	86,005	—	—	—	—	—	—	—
Purchase of Class B units in Vantiv Holding from Fifth Third and cancellation of related Class B common stock	(33,512)	—	—	(2,086)	—	—	—	—	—	—	(33,512)
Issuance of tax receivable agreements	(325,000)	—	—	—	—	—	—	(325,000)	—	—	—
Cash flow hedge reclassification adjustment	23,929	—	—	—	—	—	—	—	—	9,514	14,415
Distribution to non-controlling interests	(32,781)	—	—	—	—	—	—	—	—	—	(32,781)
Distribution to funds managed by Advent International Corporation	(40,086)	—	—	—	—	—	—	—	(40,086)	—	—
Share-based compensation	26,889	—	—	—	—	—	—	16,170	—	—	10,719
Forfeitures of restricted stock awards	—	(390)	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interests of Vantiv Holding	—	—	—	—	—	—	—	(105,114)	—	—	105,114
Ending Balance, September 30, 2012	$1,417,183	128,688	$1	83,919	$—	892	$(16,126)	$676,232	$40,740	$—	$716,336

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests
Beginning Balance, January 1, 2011	$1,194,713	89,516	$1	—	$—	—	$—	$579,726	$15,730	$—	$599,256
Net income	45,043	—	—	—	—	—	—	—	20,527	—	24,516
Unrealized gain on hedging activities, net of tax	(21,113)	—	—	—	—	—	—	—	—	(6,644)	(14,469)
Distribution to non-controlling interests	(2,792)	—	—	—	—	—	—	—	—	—	(2,792)
Share-based compensation	2,202	—	—	—	—	—	—	1,121	—	—	1,081
Ending Balance, September 30, 2011	$1,218,053	89,516	$1	—	$—	—	$—	$580,847	$36,257	$(6,644)	$607,592

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

•
Financial Institution Services—Provides card issuer processing, payment network processing, fraud protection, card production, prepaid program management, automated teller machine (“ATM”) driving and network gateway and switching services that utilize the Company’s proprietary Jeanie personal identification number ("PIN") debit payment network to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional PIN networks. Financial Institution Services also provides statement production, collections and inbound/outbound call centers for credit transactions, and other services such as credit card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services.

Initial Public Offering and Reorganization Transactions

On March 21, 2012, Vantiv, Inc. completed the initial public offering (“IPO”) of its Class A common stock. Immediately prior to the consummation of the IPO, the Company executed several reorganization transactions, collectively referred to as the “Reorganization Transactions.” The Reorganization Transactions included, among other things, the following:

•	Amendment and restatement of Vantiv, Inc.’s certificate of incorporation to provide for Class A and Class B common stock (see Note 9 for further discussion of the Company’s capital stock);

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

•
Execution of an exchange agreement (the “Exchange Agreement”) among the Company and Fifth Third Bank, a subsidiary of Fifth Third Bancorp, and FTPS Partners, LLC, a wholly-owned subsidiary of Fifth Third Bank, collectively referred to as “Fifth Third,” to provide for a 1 to 1 ratio between the units of Vantiv Holding and the common stock of Vantiv, Inc., and the exchange of Class B units and Class C non-voting units of Vantiv Holding for Class A common stock of Vantiv, Inc. on a one-for-one basis, or, at Vantiv, Inc.’s option, for cash;

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•
Execution of a recapitalization agreement with Vantiv Holding’s pre-IPO investors, pursuant to which, among other things, the Company paid Fifth Third Bank a $15.0 million fee related to the modification of its consent rights under the Amended and Restated Vantiv Holding Limited Liability Company Agreement, which is reflected as a distribution to non-controlling interests within the accompanying consolidated statements of cash flows and equity for the nine months ended September 30, 2012. Additionally, the Company made a $40.1 million cash distribution to funds managed by Advent International Corporation (“Advent”), which is reflected as such in the accompanying statements of cash flows and equity for the nine months ended September 30, 2012; and

•
Conversion of outstanding awards under the Vantiv Holding Management Phantom Equity Plan (“Phantom Equity Plan”) into unrestricted and restricted Class A common stock issued under the 2012 Vantiv, Inc. Equity Incentive Plan (“2012 Equity Incentive Plan”) (see Note 10 for a discussion of the Company’s share-based compensation plans).

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

On August 2, 2012, a secondary offering took place in which selling shareholders sold 14,064,500 shares of Vantiv Class A common stock at a price of $21.90 per share. The Company did not receive any proceeds from the sale of these shares.

Principles of Consolidation

The accompanying consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof and all intercompany balances and transactions have been eliminated upon consolidation.

As of September 30, 2012, Vantiv, Inc. and Fifth Third owned interests in Vantiv Holding of 60.53% and 39.47%, respectively. Prior to the IPO, Vantiv, Inc., Fifth Third and JPDN owned interests in Vantiv Holding of 50.93%, 48.93% and 0.14%, respectively. Also prior to the IPO, Vantiv, Inc. owned a majority interest in Transactive Ecommerce Solutions Inc. (“Transactive”) which was reorganized as a wholly-owned subsidiary of Vantiv, LLC immediately prior to the IPO for bank regulatory purposes. Vantiv, LLC is a wholly-owned subsidiary of Vantiv Holding.

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests represent the minority shareholders’ share of net income or loss of and equity in Vantiv Holding. Net income attributable to non-controlling interests does not include expenses incurred directly by Vantiv, Inc., including income tax expense attributable to Vantiv, Inc. All of the Company’s non-controlling interests are presented after Vantiv Holding income tax expense or benefit in the consolidated statements of income as “Net income attributable to non-controlling interests.” Non-controlling interests are presented as a component of equity in the consolidated statements of financial position.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company’s 2011 audited financial statements and notes thereto included in the Company’s registration statement on Form S-1 (File no. 333-182802) (the “registration statement”) filed with the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements are unaudited; however, in the opinion of management they include all normal recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2012, the results of its operations for the three months and nine months ended September 30, 2012 and 2011 and cash flows and changes in shareholders’ equity for the nine months ended September 30, 2012 and 2011. The accompanying consolidated statement of financial position as of December 31, 2011 was derived from the Company’s 2011 audited financial statements included within the registration statement. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Revenue Recognition

The Company has contractual agreements with its clients that set forth the general terms and conditions of the relationship including line item pricing, payment terms and contract duration. Revenues are recognized as earned (i.e., for transaction based fees, when the underlying transaction is processed) in conjunction with ASC 605, Revenue Recognition. ASC 605, Revenue Recognition, establishes guidance as to when revenue is realized or realizable and earned by using the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3)the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•
Non-operating expenses consist of charges related to the refinancing of the Company’s senior secured credit facilities (see Note 3) and the early termination of the Company’s interest rate swaps (see Note 6) in connection with the March 2012 debt refinancing, and a one-time activity fee of $6.0 million assessed by MasterCard as a result of the IPO.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of September 30, 2012 and December 31, 2011, the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 30.1% and 28.7% and 30.0% and 23.8%, respectively, for the three months ended and the nine months ended September 30, 2012 and 2011. The effective rate for each period reflects the impact of the Company’s non-controlling interests. The Company’s TRAs had no impact on its effective tax rate.  The effective rate during the nine months ended September 30, 2011 reflects a $2.5 million benefit recognized as a result of a change in state income tax law.

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

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of September 30, 2012, the allowance for doubtful accounts was not material to the Company’s statement of financial position.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2012 in accordance with ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment," which permits the Company to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on this analysis, it was determined that it is not more likely than not that the fair value of the reporting units is less than the carrying value.

Intangible assets consist primarily of acquired customer relationships amortized over their estimated useful lives and an indefinite lived trade name not subject to amortization. The Company reviews the acquired customer relationships for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The indefinite lived trade name is tested for impairment annually. The Company performed its most recent annual trade name impairment test as of July 31, 2012, which indicated there was no impairment.

Settlement Assets and Obligations

Settlement assets and obligations result from Financial Institution Services when funds are transferred from or received by the Company prior to receiving or paying funds to a different entity. This timing difference results in a settlement asset or obligation. The amounts are generally collected or paid the following business day.

The settlement assets and obligations recorded by Merchant Services represent intermediary balances due to differences between the amount the Sponsoring Member receives from the card associations and the amount funded to the merchants. Such differences arise from timing differences, interchange expenses, merchant reserves and exception items. In addition, certain card associations limit the Company from accessing or controlling merchant settlement funds and, instead, require that these funds be controlled by the Sponsoring Member. The Company follows a net settlement process whereby, if the settlement received from the card associations precedes the funding obligation to the merchant, the Company temporarily records a corresponding liability. Conversely, if the funding obligation to the merchant precedes the settlement from the card associations, the amount of the net receivable position is recorded by the Company, or in some cases, the Sponsoring Member may cover the position with its own funds in which case a receivable position is not recorded by the Company.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in ASU 2011-4 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. As such, ASU 2011-4 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For several of the requirements, the FASB does not intend for the amendments in ASU 2011-4 to result in a change in the application of the requirements in ASC 820, Fair Value Measurement. ASU 2011-4 is effective prospectively for annual and interim reporting periods beginning after December 15, 2011. The Company’s adoption of this principle did not have a material effect on the Company’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other," which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

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

As of September 30, 2012, Fifth Third Bank held $312.0 million of the term A loans.

As of September 30, 2012 and December 31, 2011, the Company’s debt consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
$1,621.1 million term B-1 loans, expiring on November 3, 2016 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (325 basis points) with a floor of 125 basis points (total rate of 4.5% at December 31, 2011)	$—	$1,608,905
$150.0 million term B-2 loans, expiring on November 3, 2017 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (350 basis points) with a floor of 150 basis points (total rate of 5.0% at December 31, 2011)	—	150,000
$1,000.0 million term A loans, expiring on March 27, 2017, bearing interest payable quarterly based on the Company’s leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.47% at September 30, 2012) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	975,000	—
$250.0 million term B loans, expiring on March 27, 2019, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at September 30, 2012) and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	248,750	—
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at September 30, 2012)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(52,500)	(16,211)
Less: Original issue discount	(4,901)	(14,327)
Note payable and note payable to related party	$1,176,480	$1,738,498

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Original Issue Discount and Deferred Financing Fees

As a result of the Company’s debt pay down and based on the changes in the composition of the syndicate of lenders participating in the refinancing, the Company wrote off approximately $22.6 million of unamortized deferred financing fees and $9.7 million of original issue discount (“OID”) associated with the original debt. Of the original unamortized deferred financing fees and OID, $9.8 million and $4.1 million remain capitalized, respectively and continue to be amortized. Further, the Company incurred approximately $17.5 million of debt issuance costs and $1.3 million of OID associated with the refinanced debt. Approximately $11.1 million of the debt issuance costs were expensed at the date of the refinancing, with the remaining $6.4 million capitalized as deferred financing costs. The amount of OID associated with the refinanced debt was also capitalized. The total amount of deferred financing fees and OID expensed at the date of the refinancing was primarily driven by the changes in the composition of the syndicate of lenders participating in the refinanced debt, which resulted in a component of the refinancing to be accounted for as a debt extinguishment. The Company capitalized costs in proportion to the refinancing accounted for as a modification. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the nine months ended September 30, 2012. At September 30, 2012, deferred financing fees of approximately $14.7 million and OID of approximately $4.9 million are recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statement of financial position.

Other Fees

In connection with the March 2012 debt refinancing, the Company paid a call premium equal to 1% of the outstanding balance of the original debt prior to refinancing, or $12.2 million, which is included within non-operating expenses in the accompanying consolidated statement of income for the nine months ended September 30, 2012.

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

Covenants

There are certain financial and non-financial covenants contained in the loan agreement for the refinanced debt, which are tested quarterly. At September 30, 2012 the Company was in compliance with these covenants.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•
TRA with JPDN:  Provides for the payment to JPDN of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result in the increase of tax basis that may result from the Vantiv Holding units exchanged for the Company’s Class A common stock by JPDN, as well as the tax benefits attributable to payments made under such TRA.  As part of the recapitalization of Vantiv, Inc. and Vantiv Holding immediately prior to the IPO, JPDN contributed its units of Vantiv Holding to Vantiv, Inc. in exchange for shares of Class A common stock of Vantiv, Inc.

As of September 30, 2012, the Company’s liability pursuant to the TRAs was as follows (in thousands):

September 30, 2012
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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INTANGIBLE ASSETS

As of September 30, 2012 and December 31, 2011, the Company's intangible assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Customer relationship intangible assets	$1,139,319	$1,139,319
Trade name	41,000	41,000
Customer portfolios and related assets	14,096	3,567
	1,194,415	1,183,886

Less accumulated amortization on:
Customer relationship intangible assets	354,973	267,108
Customer portfolios and related assets	2,441	580
	357,414	267,688
	$837,001	$916,198

Amortization expense on intangible assets for the three months ended September 30, 2012 and 2011 was $30.2 million and $31.2 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2012 and 2011 was $89.8 million and $93.5 million, respectively.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

2013	$114,239
2014	109,671
2015	106,117
2016	103,399
2017	100,368

6. DERIVATIVES AND HEDGING ACTIVITIES

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

Accounting for Derivative Instruments

The Company recognized derivatives in other non-current assets or liabilities in the accompanying consolidated statements of financial position at their fair values. Refer to Note 11 for a detailed discussion of the fair value of its derivatives. The Company designated its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable-rate debt.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	September 30, 2012	December 31, 2011
Interest rate swaps	Other non-current liabilities	$—	$30,094

Any ineffectiveness associated with such derivative instruments is recorded immediately as interest expense in the accompanying consolidated statements of income. As a result of the refinancing of the Company’s debt during March 2012, the Company accelerated the reclassification of amounts in accumulated other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming no longer probable of occurring.  The accelerated amounts were a loss of approximately $31.1 million, which was recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the nine months ended September 30, 2012. The table below presents the effect of the Company’s interest rate swaps on the consolidated statements of income for the nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives in cash flow hedging relationships:
Amount of loss recognized in OCI (effective portion)(1)	$—	$(21,223)	$(4,256)	$(33,935)
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	—	(2,773)	(2,600)	(4,447)
Amount of loss recognized in earnings (ineffective portion)(2)	—	(99)	(31,079)	(3,487)

(1)	"OCI” represents other comprehensive income.

(2)
For the nine months ended September 30, 2012, amount represents loss due to missed forecasted transaction and is recorded as a component of non-operating expenses in the accompanying consolidated statement of income. For the three and nine months ended September 30, 2011, amount represents ineffectiveness and is recorded as a component of interest expense—net in the accompanying consolidated statement of income.

7. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. CONTROLLING AND NON-CONTROLLING INTERESTS IN VANTIV HOLDING

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

As of September 30, 2012, Vantiv, Inc.’s interest in Vantiv Holding was 60.53%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	JPDN	Total
As of December 31, 2011	50,930,455	48,933,182	136,363	100,000,000
% of ownership	50.93%	48.93%	0.14%
Recapitalization transactions:
Incremental units as a result of split	38,585,162	37,072,018	103,309	75,760,489
JPDN exchange for Class A common stock	239,672	—	(239,672)	—
IPO transactions:
Issuance of Class A common stock to public	31,498,064	(2,086,064)	—	29,412,000
Issuance of Class A common stock under equity plan	8,716,141	—	—	8,716,141
Equity plan activity (a)	(1,281,263)	—	—	(1,281,263)
As of September 30, 2012	128,688,231	83,919,136	—	212,607,367
% of ownership	60.53%	39.47%	0.00%

(a)	Includes treasury stock, forfeitures of Restricted Class A common stock awards and the conversion of Restricted Class A common stock units to Class A common stock.

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $105.1 million has been recognized in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on ownership interests in Vantiv Holding at the time of the IPO.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests in Vantiv Holding as discussed above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$48,639	$28,683	$53,289	$45,043
Items not allocable to non-controlling interests:
Miscellaneous expenses (a)	—	—	—	156
Vantiv, Inc. income tax expense (b)	13,114	6,033	2,556	4,763
Net income attributable to Vantiv Holding	61,753	34,716	55,845	49,962
Net income attributable to non-controlling interests (c)	$24,375	$17,035	$24,433	$24,516

(a)                    Represents miscellaneous expenses incurred by Vantiv, Inc.
(b)                    Represents income tax expense related to Vantiv, Inc., not including consolidated subsidiaries.
(c)                     Net income attributable to non-controlling interests reflects the allocation of Vantiv Holding’s net income based on the proportionate ownership interests in Vantiv Holding held by the non-controlling unitholders. For the nine months ended September 30, 2012, the net income attributable to non-controlling unitholders reflects the changes in ownership interests summarized in the table above.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. CAPITAL STOCK

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

As discussed in Note 1, on March 21, 2012, the Company completed the IPO of its Class A common stock. In the IPO, an aggregate of 33,823,800 shares of Class A common stock were issued and sold to the public (including 4,411,800 Class A shares representing an over-allotment option granted by the Company and the selling stockholders to the underwriters in the IPO) at a price per share of $17.00. In conjunction with the IPO, the Company also issued 86,005,200 shares of Class B common stock. As of September 30, 2012, 128,688,231 shares of Class A common stock and 83,919,136 shares of Class B common stock were issued and outstanding.

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. As of September 30, 2012, there was no preferred stock outstanding.

10. SHARE-BASED COMPENSATION PLANS

Prior to the IPO, certain employees and directors of Vantiv Holding participated in the Phantom Equity Plan. As discussed in Note 1, in connection with the IPO, outstanding awards under the Phantom Equity Plan were converted into unrestricted and restricted Class A common stock, issued under the 2012 Equity Incentive Plan.

Phantom Equity Plan

Awards under the Phantom Equity Plan vested upon either the occurrence of certain events (“Time Awards”) or the achievement of specified performance goals (“Performance Awards”). Time Awards fully vested on the earliest of the fifth anniversary of the grant date, subject to the participant’s continued service through the end of the seventh anniversary of the grant date, or the date of the consummation of a change of control. The Performance Awards contained certain vesting conditions that were triggered upon the earlier of the consummation of a change of control or an IPO.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Also in connection with the IPO, the Company issued 74,110 restricted stock units to members of the Company’s board of directors, which vest on the earlier of one year from the date of the grant or the next annual stockholder meeting and will be settled in shares of Class A common stock following the termination of the director’s service. Additionally, upon the IPO, the Company issued a total of 231,100 restricted stock units to 2,311 active employees of the Company, with each employee receiving 100 restricted stock units. Subject to recipients’ continued service, such units will cliff vest on the fourth anniversary of the IPO. Subsequent to the IPO, the Company periodically issues restricted stock units to directors and employees.

The following table summarizes equity award activity from the date of the IPO through September 30, 2012:

	Restricted Class A Common Stock	Restricted Stock Units
Conversion of Phantom Units in connection with the IPO:
Time Awards	3,073,118	—
Performance Awards	3,560,223	—
Conversion of Restricted Class A common stock and units to Class A common stock upon vesting	(596,797)	(123)
Issuance of Restricted Stock Units to directors and employees	—	348,851
Forfeitures	(389,482)	(37,958)
Total	5,647,062	310,770

For the nine months ended September 30, 2012 and 2011, share-based compensation expense totaled $26.9 million and $2.2 million, respectively.

11. FAIR VALUE MEASUREMENTS

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011(in thousands):

	September 30, 2012			December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$30,094	$—

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

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 6 for further discussion of the Company’s interest rate swaps.

The following table summarizes carrying amounts and estimated fair values for assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$380,757	$380,757	$370,549	$370,549
Settlement assets	110,946	110,946	46,840	46,840
Liabilities:
Settlement obligations	248,752	248,752	208,669	208,669
Note payable	1,228,980	1,235,631	1,754,709	1,769,035

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

12.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to Vantiv, Inc. by the weighted-average shares of Class A common stock outstanding during the period.

During the three months and nine months ended September 30, 2012, potentially dilutive securities include restricted stock awards and the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding.

Potentially dilutive securities during the three months and nine months ended September 30, 2012 also include 83,919,136 and 59,156,604, respectively, of Class B units of Vantiv Holding which, pursuant to the Exchange Agreement are

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

convertible into shares of Class A common stock. However, such securities have been excluded in computing diluted net income per share because including them on an "if-converted" basis would have an anti-dilutive effect.

During the three and nine months ended September 30, 2011, potentially dilutive securities consisted of phantom equity awards issued under the Phantom Equity Plan and the warrant held by Fifth Third. Phantom equity awards issued by and settled in units of Vantiv Holding had an anti-dilutive effect on the Company’s net income per share and were therefore excluded from the calculation of diluted net income per share. The warrant held by Fifth Third was out of the money and was therefore also excluded from the calculation of diluted net income per share. During the three and nine months ended September 30, 2011, the Exchange Agreement permitting the conversion of Class B units of Vantiv Holding to Class A common stock of the Company was not in place, therefore Class B units of Vantiv Holding were not considered in the calculation of diluted net income per share.

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

The weighted-average Class A common shares used in computing basic and diluted net income per share reflect the retrospective application of the stock split which occurred in connection with the IPO. The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Net income attributable to Vantiv, Inc. (in thousands)	$24,264	$11,648	$28,856	$20,527
Shares used in computing basic net income per share:
Weighted-average Class A common shares	122,959,429	89,515,617	112,953,425	89,515,617
Basic net income per share	$0.20	$0.13	$0.26	$0.23
Diluted:
Net income attributable to Vantiv, Inc. (in thousands)	$24,264	$11,648	$28,856	$20,527
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	122,959,429	89,515,617	112,953,425	89,515,617
Restricted stock and phantom equity awards	2,191,494	—	1,047,307	—
Warrant	5,976,274	—	5,599,350	—
Diluted weighted-average shares outstanding	131,127,197	89,515,617	119,600,082	89,515,617
Diluted net income per share	$0.19	$0.13	$0.24	$0.23

13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging activities was as follows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Pretax activity	$29,424	$(29,488)
Tax effect	(5,495)	8,375
Net activity	23,929	(21,113)
Other comprehensive income (loss) attributable to non-controlling interests	14,415	(14,469)
Other comprehensive income (loss) attributable to Vantiv, Inc.	$9,514	$(6,644)

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. SEGMENT INFORMATION

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

	Three Months Ended September 30, 2012
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$354,120	$112,616	$—	$466,736
Network fees and other costs	177,084	31,155	—	208,239
Sales and marketing	63,046	6,267	—	69,313
Segment profit	$113,990	$75,194	$—	$189,184

	Three Months Ended September 30, 2011
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$299,318	$110,046	$—	$409,364
Network fees and other costs	158,315	34,151	—	192,466
Sales and marketing	50,748	5,400	347	56,495
Segment profit	$90,255	$70,495	$(347)	$160,403

	Nine Months Ended September 30, 2012
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$1,028,926	$340,221	$—	$1,369,147
Network fees and other costs	517,499	100,192	—	617,691
Sales and marketing	193,394	19,208	—	212,602
Segment profit	$318,033	$220,821	$—	$538,854

	Nine Months Ended September 30, 2011
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$853,739	$329,635	$—	$1,183,374
Network fees and other costs	456,799	103,577	—	560,376
Sales and marketing	152,263	18,711	1,310	172,284
Segment profit	$244,677	$207,347	$(1,310)	$450,714

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total segment profit	$189,184	$160,403	$538,854	$450,714
Less: Other operating costs	(40,376)	(35,028)	(119,802)	(107,748)
Less: General and administrative	(28,600)	(18,896)	(86,387)	(68,503)
Less: Depreciation and amortization	(40,618)	(40,066)	(119,181)	(115,767)
Less: Interest expense—net	(10,056)	(26,198)	(44,675)	(85,771)
Less: Non-operating expenses	—	—	(92,672)	(13,799)
Income before applicable income taxes	$69,534	$40,215	$76,137	$59,126

15. SUBSEQUENT EVENT

On October 26, 2012, the Company entered into a definitive agreement to acquire Litle & Co., LLC (“Litle & Co.”) for approximately $361 million in cash, pending regulatory approvals and customary closing conditions. Litle & Co. is a leading independent eCommerce payment processor, providing a fully-integrated payments solution for companies that sell goods and services to consumers over the internet and through direct response marketing.

The acquisition of Litle & Co. significantly increases the Company's capabilities in eCommerce, expands its customer base of online merchants, and enables the delivery of Litle and Co.'s innovative, best-in-class eCommerce solutions to the Company's merchant and financial institution clients.

This acquisition is expected to close in the fourth quarter of 2012 and will be recorded as a business combination under ASC 805, Business Combinations. The Company will fund this acquisition with cash on hand and funds available under its existing revolving credit facility.

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

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product development, legal and risk management, share-based compensation costs, equipment and occupancy costs and consulting costs. In connection with our IPO, we issued restricted stock and unrestricted stock to our employees who were holders of phantom units under Vantiv Holding’s Management Phantom Equity Plan, which terminated in connection with our IPO. In addition, pursuant to the 2012 Vantiv, Inc. Equity Incentive Plan (“2012 Equity Incentive Plan”), we made additional equity grants on the date of our IPO and plan to make additional grants under such plan in the future. As such, share-based compensation expense has increased as compared to historical periods.

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

Factors and Trends Impacting Our Business and Results of Operations

We expect a number of factors will impact our business, results of operations and financial condition. In general, our revenue is impacted by the number and dollar volume of card based transactions which in turn are impacted by general economic conditions, consumer spending and the emergence of new technologies and payment types, such as ecommerce, mobile payments, and prepaid cards. In our Merchant Services segment, our net revenues are impacted by the mix of the size of merchants that we provide services to as well as the mix of transaction volume by merchant category. In our Financial Institution Services segment, our net revenues are also impacted by the mix of the size of financial institutions to which we provide services as well as consolidation and market and industry pressures, which have contributed and are expected to continue to contribute to pricing compression of payment processing fees in this segment. However, this does not materially affect the rate of growth of our net revenue as such costs are generally passed through to our clients. We also expect our results of operations to be impacted by anticipated changes to our expenses, as described above, as well as by the factors affecting the comparability of our results of operations.

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

Transition, Acquisition and Integration Costs

Subsequent to our separation from Fifth Third Bank in June 2009, our expenses included certain transition costs, including costs incurred for our human resources, finance, marketing and legal functions and severance costs, consulting fees related to non-recurring transition projects and expenses related to various strategic and separation initiatives. In connection with our acquisitions in 2010, we incurred acquisition and integration costs, consisting primarily of consulting fees for integration services. These costs are included in other operating costs and general and administrative expenses.  For the three months ended September 30, 2012 and 2011, transition, acquisition and integration costs were $2.3 million and $4.1 million, respectively.  For the nine months ended September 30, 2012 and 2011, transition, acquisition and integration costs were $6.3 million and $31.7 million, respectively.

Share-Based Compensation

Prior to our IPO, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan. In connection with the IPO, outstanding awards under the Vantiv Holding Management Phantom Equity Plan were converted into unrestricted and restricted stock, issued under the 2012 Equity Incentive Plan. On the IPO date, we also granted restricted stock units to members of our board of directors and certain employees and intend to grant additional share-based awards in the future. During the three months ended September 30, 2012 and 2011, we incurred share-based compensation expense of $9.4 million and $0.8 million, respectively, which is included in general and administrative expense.  During the nine months ended September 30, 2012 and 2011, we incurred share-based compensation expense of $26.9 million and $2.2 million, respectively, which is included in general and administrative expense. Total share-based compensation expense is expected to be approximately $35.0 million during the year ending December 31, 2012. We will incur additional charges in the future related to additional equity grants under the 2012 Equity Incentive Plan. See Note 10 in “Item I - Unaudited Consolidated Financial Statements.”

Non-operating Expenses.

For the nine months ended September 30, 2012, we recorded $92.7 million within non-operating expenses, which consisted of $86.7 million related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in March 2012 and $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.  For the nine months ended September 30, 2011, we recorded $13.8 million within non-operating expenses related to the refinancing of our senior secured credit facilities in May 2011.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third subsequent to our IPO and by Fifth Third and JPDN prior to our IPO, our results of operations include net income attributable to non-controlling interests. Net income attributable to non-controlling interests during the three months ended September 30, 2012 and 2011 was $24.4 million and $17.0 million, respectively. Net income attributable to non-controlling interests during the nine months ended September 30, 2012 and 2011 was $24.4 million and $24.5 million, respectively. The sale or redemption of ownership interests in Vantiv Holding by Fifth Third pursuant to the Exchange Agreement will reduce the amount recorded as non-controlling interest and increase net earnings attributable to our stockholders.

Cash Net Income

In order to provide better comparability in assessing our results of operations on a period over period basis, we calculate and review cash net income, which includes adjustments to exclude amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions; share-based compensation expense; transition costs associated with our separation from Fifth Third; integration costs incurred in connection with acquisitions; non-operating expenses and conversion of non-controlling interests into shares of Class A common stock.  For purposes of providing better comparability, we also made adjustments to interest and depreciation expense in 2011.  Cash net income is a non-GAAP financial measure and should be considered together with GAAP operating results.

The table below provides a reconciliation of cash net income to GAAP net income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income	$48,639	$28,683	$53,289	$45,043
Transition, acquisition and integration costs (1)	2,254	4,095	6,291	31,725
Share-based compensation	9,396	809	26,889	2,202
Intangible amortization (2)	29,579	31,042	88,155	93,221
Depreciation and amortization adjustment (3)	—	931	—	(1,734)
Interest expense adjustment (4)	—	(426)	—	5,897
Non-operating expenses (5)	—	—	92,672	13,799
Income tax expense adjustment (6)	(21,749)	(17,985)	(88,857)	(64,549)
Cash net income	$68,119	$47,149	$178,439	$125,604

(1)	Represents costs associated with our separation from Fifth Third and acquisition and integration costs in connection with our acquisitions.

(2)	Represents amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions.

(3)	Represents adjustment to depreciation and amortization associated with our property and equipment, assuming that our property and equipment at December 31, 2011 was in place on January 1, 2011.

(4)
Represents adjustment to interest expense to reflect what our interest expense would have been for the three and nine months ended September 30, 2011 if our level of debt and applicable terms as of December 31, 2011 was outstanding on January 1, 2011.

(5)	Expenses primarily associated with the refinancing of our debt in March 2012 and May 2011 and the termination of our interest rate swaps in March 2012.

(6)	Represents adjustment to income tax expense assuming conversion of non-controlling interests into shares of Class A common stock.

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenue	$466,736	$409,364	$57,372	14%
Network fees and other costs	208,239	192,466	15,773	8
Net revenue	258,497	216,898	41,599	19
Sales and marketing	69,313	56,495	12,818	23
Other operating costs	40,376	35,028	5,348	15
General and administrative	28,600	18,896	9,704	51
Depreciation and amortization	40,618	40,066	552	1
Income from operations	$79,590	$66,413	$13,177	20%
Non-financial data:
Transactions (in millions)	3,928	3,221		22%

As a Percentage of Net Revenue	Three Months Ended September 30,
	2012	2011
Net revenue	100.0%	100.0%
Sales and marketing	26.8	26.0
Other operating costs	15.6	16.2
General and administrative	11.1	8.7
Depreciation and amortization	15.7	18.5
Income from operations	30.8%	30.6%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenue	$1,369,147	$1,183,374	$185,773	16%
Network fees and other costs	617,691	560,376	57,315	10
Net revenue	751,456	622,998	128,458	21
Sales and marketing	212,602	172,284	40,318	23
Other operating costs	119,802	107,748	12,054	11
General and administrative	86,387	68,503	17,884	26
Depreciation and amortization	119,181	115,767	3,414	3
Income from operations	$213,484	$158,696	$54,788	35%
Non-financial data:
Transactions (in millions)	11,191	9,445		18%

As a Percentage of Net Revenue	Nine Months Ended September 30,
	2012	2011
Net revenue	100.0%	100.0%
Sales and marketing	28.3	27.6
Other operating costs	15.9	17.3
General and administrative	11.5	11.0
Depreciation and amortization	15.9	18.6
Income from operations	28.4%	25.5%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 and Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

Revenue increased 14% to $466.7 million for the three months ended September 30, 2012 from $409.4 million for the three months ended September 30, 2011. The increase was due primarily to transaction growth of 22% driven primarily by investments in sales and marketing in connection with the expansion of our distribution, partially offset by slight decline in revenue per transaction primarily attributable to the addition of a large national processing contract during the second quarter of 2012.

Revenue increased 16% to $1,369.1 million for the nine months ended September 30, 2012 from $1,183.4 million for the nine months ended September 30, 2011. The increase was due primarily to transaction growth of 18% driven primarily by investments in sales and marketing in connection with the expansion of our distribution, partially offset by slight decline in revenue per transaction primarily attributable to the addition of a large national processing contract during the second quarter of 2012.

Network Fees and Other Costs

Network fees and other costs increased 8% to $208.2 million for the three months ended September 30, 2012 from $192.5 million for the three months ended September 30, 2011. The increase was due primarily to transaction growth of 22%, partially offset by debit routing benefits and the addition of a large national processing contract during the second quarter for which there are no substantial associated network fees and other costs. In addition, network fees and other costs were reduced due to the elimination of third party processing fees as we transitioned clients to our single processing platform.

Network fees and other costs increased 10% to $617.7 million for the nine months ended September 30, 2012 from $560.4 million for the nine months ended September 30, 2011. The increase was due primarily to transaction growth of 18%, partially offset by debit routing benefits and the addition of a large national processing contract during the second quarter for which there are no substantial associated network fees and other costs. In addition, network fees and other costs were reduced due to the elimination of third party processing fees as we transitioned clients to our single processing platform.

Net Revenue

Net revenue increased 19% to $258.5 million for three months ended September 30, 2012 from $216.9 million for the three months ended September 30, 2011 and 21% to $751.5 million for the nine months ended September 30, 2012 from $623.0 million for the nine months ended September 30, 2011. The increase in net revenue was due primarily to transaction growth of 22% and 18%, respectively, during the three months and nine months ended September 30, 2012, which was driven primarily by investments in sales and marketing in connection with the expansion of our distribution.

 Sales and Marketing

Sales and marketing expense increased 23% to $69.3 million for the three months ended September 30, 2012 from $56.5 million for the three months ended September 30, 2011 associated with growth in revenue and an increase in sales and marketing personnel and related costs, including residual payments made to ISOs and other third-party organizations.

Sales and marketing expense increased 23% to $212.6 million for the nine months ended September 30, 2012 from $172.3 million for the nine months ended September 30, 2011 associated with growth in revenue and an increase in sales and marketing personnel and related costs, including residual payments made to ISOs and other third-party organizations.

Other Operating Costs

Other operating costs increased 15% to $40.4 million for the three months ended September 30, 2012 from $35.0 million for the three months ended September 30, 2011. The increase was primarily driven by an increase in information technology infrastructure and personnel costs associated with growth in transactions, partially offset by a reduction in transition, acquisition and integration costs of $2.2 million.

Other operating costs increased 11% to $119.8 million for the nine months ended September 30, 2012 from $107.7 million for the nine months ended September 30, 2011. The increase was primarily driven by an increase in information technology infrastructure and personnel costs associated with growth in transactions, partially offset by a reduction in transition, acquisition and integration costs of $10.1 million.

General and Administrative

General and administrative expenses increased 51% to $28.6 million for the three months ended September 30, 2012 from $18.9 million for the three months ended September 30, 2011. The increase was due primarily to an increase in share-based compensation of $8.6 million to $9.4 million and higher personnel costs.  The increase in share-based compensation was the result of compensation cost associated with awards triggered by our IPO in March 2012.

General and administrative expenses increased 26% to $86.4 million for the nine months ended September 30, 2012 from $68.5 million for the nine months ended September 30, 2011. The increase was due primarily to an increase in share-based compensation of $24.7 million to $26.9 million and higher personnel costs, offset by a decrease in transition, acquisition and integration costs of $15.1 million.  The increase in share-based compensation was the result of compensation cost associated with awards triggered by our IPO in March 2012.

Depreciation and Amortization

Depreciation and amortization expense increased 1% to $40.6 million for the three months ended September 30, 2012 from $40.1 million for the three months ended September 30, 2011. Depreciation and amortization expense increased 3% to $119.2 million for the nine months ended September 30, 2012 from $115.8 million for the nine months ended September 30, 2011. The increase during each period was primarily related to increased depreciation and amortization expense as a result of an increase in capital expenditures largely related to our information technology infrastructure.

Income from Operations

Income from operations increased 20% to $79.6 million for the three months ended September 30, 2012 from $66.4 million for the three months ended September 30, 2011. Excluding the impact of share-based compensation and transition, acquisition and integration costs of $11.7 million for the three months ended September 30, 2012 as compared to $4.9 million for the three months ended September 30, 2011, income from operations increased 28%.

Income from operations increased 35% to $213.5 million for the nine months ended September 30, 2012 from $158.7 million for the nine months ended September 30, 2011. Excluding the impact of share-based compensation and transition, acquisition and integration costs of $33.2 million for the nine months ended September 30, 2012 as compared to $33.9 million for the nine months ended September 30, 2011, income from operations increased 28%.

Interest Expense—Net

As a result of our debt refinancing in March 2012, interest expense—net decreased to $10.1 million for the three months ended September 30, 2012 from $26.2 million for the three months ended September 30, 2011 and to $44.7 million for the nine months ended September 30, 2012 from $85.8 million for the nine months ended September 30, 2011. The decrease was due primarily to the reduction of our outstanding debt to $1.2 billion at September 30, 2012 from $1.8 billion at September 30, 2011 and a reduction in our weighted average interest rate to approximately 3.3% during the current year compared to 5.3% during the prior year.

Non-Operating Expenses

Non-operating expenses were $92.7 million for the nine months ended September 30, 2012 and consisted of $86.7 million in charges related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing as well as a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.  Non-operating expenses were $13.8 million for the nine months ended September 30, 2011 and consisted of expenses related to the May 2011 debt refinancing.

Income Tax Expense

Income tax expense for the three months ended September 30, 2012 was $20.9 million compared to $11.5 million for the three months ended September 30, 2011, reflecting effective rates of 30.1% and 28.7%, respectively.  For the nine months ended September 30, 2012, income tax expense was $22.8 million compared to $14.1 million for the nine months ended September 30, 2011, reflecting effective rates of 30.0% and 23.8%, respectively.  Our effective rate presented in our financial statements reflects the impact of the Company's non-controlling interest not being taxed at the statutory corporate tax rate. The increase in our effective rate during the current year is a result of the decrease in the Company's non-controlling interest, which was reduced in connection with our IPO. Additionally, the effective rate during the nine months ended September 30, 2011 reflected an approximate 4.5% benefit as a result of a change in state income tax law. As the Company's non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 38.5%.

In connection with our IPO, we entered into four TRAs with our pre-IPO investors. The TRAs obligate the Company to make payments to such investors equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize as a result of certain tax basis increases and net operating losses. The TRAs do not have an impact on our effective tax rate.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$354,120	$299,318	$54,802	18%
Network fees and other costs	177,084	158,315	18,769	12
Net revenue	177,036	141,003	36,033	26
Sales and marketing	63,046	50,748	12,298	24
Segment profit	$113,990	$90,255	$23,735	26%
Non-financial data:
Transactions (in millions)	3,047	2,396		27%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$1,028,926	$853,739	$175,187	21%
Network fees and other costs	517,499	456,799	60,700	13
Net revenue	511,427	396,940	114,487	29
Sales and marketing	193,394	152,263	41,131	27
Segment profit	$318,033	$244,677	$73,356	30%
Non-financial data:
Transactions (in millions)	8,613	6,918		25%

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$112,616	$110,046	$2,570	2%
Network fees and other costs	31,155	34,151	(2,996)	(9)
Net revenue	81,461	75,895	5,566	7
Sales and marketing	6,267	5,400	867	16
Segment profit	$75,194	$70,495	$4,699	7%
Non-financial data:
Transactions (in millions)	881	825		7%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$340,221	$329,635	$10,586	3%
Network fees and other costs	100,192	103,577	(3,385)	(3)
Net revenue	240,029	226,058	13,971	6
Sales and marketing	19,208	18,711	497	3
Segment profit	$220,821	$207,347	$13,474	6%
Non-financial data:
Transactions (in millions)	2,578	2,527		2%

Net Revenue

Merchant Services

Net revenue in this segment increased 26% to $177.0 million for the three months ended September 30, 2012 from $141.0 million for the three months ended September 30, 2011 and 29% to $511.4 million for the nine months ended September 30, 2012 from $396.9 million for the nine months ended September 30, 2011. The increase during the three months and nine months ended September 30, 2012 was primarily due to transaction growth of 27% and 25%, respectively.

Financial Institution Services

Net revenue in this segment increased 7% to $81.5 million for the three months ended September 30, 2012 from $75.9 million for the three months ended September 30, 2011 and 6% to $240.0 million for the nine months ended September 30, 2012 from $226.1 million for the nine months ended September 30, 2011. The increase during the three months and nine months ended September 30, 2012 was primarily due to transaction growth of 7% and 2%, respectively, and growth in value added services. In addition, network fees and other costs were reduced due to the elimination of third party processing fees as we transitioned clients to our single processing platform.

Sales and Marketing

Merchant Services

Sales and marketing expense increased 24% to $63.0 million for the three months ended September 30, 2012 from $50.7 million for the three months ended September 30, 2011 and 27% to $193.4 million million for the nine months ended September 30, 2012 from $152.3 million for the nine months ended September 30, 2011. The increase was primarily attributable to the increase in revenue and an increase in sales and marketing personnel and related costs, including residual payments to ISOs and other third-party organizations, as a result of investments in sales and marketing in connection with the expansion of our distribution.

Financial Institution Services

Sales and marketing expense increased 16% to $6.3 million for the three months ended September 30, 2012 from $5.4 million for the three months ended September 30, 2011 and 3% to $19.2 million for the nine months ended September 30, 2012 from $18.7 million for the nine months ended September 30, 2011. The increase was primarily due to the increase in revenue as well as the timing of expenditures related to our annual client event.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under tax receivable agreements, debt service, acquisitions and public company expenses. As of September 30, 2012, our principal sources of liquidity consisted of $380.8 million of cash and cash equivalents and $250.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $1.2 billion as of September 30, 2012.

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

On October 26, 2012, the Company entered into a definitive agreement to acquire Litle & Co. for approximately $361 million in cash, pending regulatory approvals and customary closing conditions. This acquisition strengthens the Company's capabilities in eCommerce, significantly expands its customer base of online merchants and will enable the delivery of Litle & Co.'s innovative, best-in-class eCommerce solutions to our merchant and financial institution clients. The Company will fund this acquisition with cash on hand and funds available under its existing revolving credit facility.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 (in thousands).

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$246,900	$149,700
Net cash used in investing activities	(48,775)	(50,758)
Net cash used in financing activities	(187,917)	(24,511)

Cash Flow from Operating Activities

Net cash provided by operating activities was $246.9 million for the nine months ended September 30, 2012 as compared to $149.7 million for the nine months ended September 30, 2011.  The increase is due primarily to the impact of non-cash expense items, primarily related to charges associated with our debt refinancing and share-based compensation, as well as changes in working capital. Changes in working capital, including net settlement assets and obligations, which represent settlement funds received by us and not yet remitted to our clients for the settlement of transactions we processed, can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $48.8 million for the nine months ended September 30, 2012 as compared to $50.8 million for the nine months ended September 30, 2011. The decrease was primarily due to decreased investment activity and capital expenditures during the nine months ended September 30, 2012, partially offset by the acquisition of customer portfolios and related assets during the nine months ended September 30, 2012.

Cash Flow from Financing Activities

Net cash used in financing activities was $187.9 million for the nine months ended September 30, 2012 as compared to $24.5 million for the nine months ended September 30, 2011. The net impact of our IPO proceeds and March 2012 debt refinancing, including payment of related debt issuance costs, was an outflow of approximately $81.1 million. As a result of transactions related to our IPO, we made distributions of approximately $55.1 million. During the nine months ended September 30, 2012, we also made repayments of debt and capital lease obligations of $29.8 million and tax distributions of $17.8 million to our non-controlling interest holders. During the nine months ended September 30, 2011, net cash used in financing activities consisted of repayments of debt and capital lease obligations and tax distributions to our non-controlling interest holders.

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

As of September 30, 2012, Fifth Third Bank held $312.0 million of the term A loans.

As of September 30, 2012 and December 31, 2011, our debt consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
$1,621.1 million term B-1 loans, expiring on November 3, 2016 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (325 basis points) with a floor of 125 basis points (total rate of 4.5% at December 31, 2011)	$—	$1,608,905
$150.0 million term B-2 loans, expiring on November 3, 2017 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (350 basis points) with a floor of 150 basis points (total rate of 5.0% at December 31, 2011)	—	150,000
$1,000.0 million term A loans, expiring on March 27, 2017, bearing interest payable quarterly based on the Company’s leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.47% at September 30, 2012) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	975,000	—
$250.0 million term B loans, expiring on March 27, 2019, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at September 30, 2012) and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	248,750	—
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at September 30, 2012)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(52,500)	(16,211)
Less: Original issue discount	(4,901)	(14,327)
Note payable and note payable to related party	$1,176,480	$1,738,498

The refinanced debt requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
April 1, 2012 to September 30, 2013	4.25 to 1.00	3.25 to 1.00
October 1, 2013 to September 30, 2014	4.00 to 1.00	3.50 to 1.00
Thereafter	3.75 to 1.00	3.75 to 1.00

As of September 30, 2012, we were in compliance with these covenants with a leverage ratio of 2.52 to 1.00 and an interest coverage ratio of 7.84 to 1.00.

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

Contractual Obligations

Our prospectus filed with the SEC on March 21, 2012, discloses certain contractual obligations and commitments that existed as of December 31, 2011. The following paragraphs describe the significant additional contractual obligations and commitments that have arisen subsequent to December 31, 2011.

Tax Receivable Agreements

In connection with our IPO, we entered into four TRAs which obligate us to make payments to our pre-IPO investors. A description of each TRA is as follows:

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

As of September 30, 2012, our liability pursuant to the TRAs was as follows (in thousands):

September 30, 2012
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

Borrowings

Principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters facility total $21.8 million during the remainder of 2012, $189.5 million during 2013 and 2014, $232.2 million during 2015 and 2016 and $950.6 million thereafter. Variable interest payments were calculated using interest rates as of September 30, 2012.

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

During the current year, the Company applied the guidance in ASU 2011-08, "Intangibles-Goodwill and Other," for purposes of our annual goodwill impairment test for all of our reporting units as of July 31, 2012. This guidance permits the Company to assess qualitative factors to determine whether the existence of events and circumstances lead to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, overall financial performance, our historical share price as well as other industry specific considerations such as our regulatory environment. Based on this analysis, it was determined that it is not more likely than not that the fair value of the reporting units is less than its carrying value. The Company also changed the testing date for its annual trade name impairment test from November 30 to July 31. This test was performed as of July 31, 2012, which indicated there was no impairment.

Besides these changes, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2011. Our critical accounting estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our prospectus filed with the SEC on March 21, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

Based on the amount outstanding under our senior secured credit facilities at September 30, 2012, the annualized effect of a one percentage point change in variable interest rates would have a pre-tax impact on our earnings and cash flows of approximately $12.2 million.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If Fifth Third Bank, as one of our largest clients and provider of the services under our Clearing, Settlement and Sponsorship Agreement, Referral Agreement and Master Services Agreement, were to be placed into receivership or conservatorship, it could jeopardize our ability to generate revenue and conduct our business. Fifth Third Bank accounted for approximately 4% of our revenue in the three months and nine months ended September 30, 2012 and the year ended December 31, 2011 and provides crucial services to us. The loss of both a major client and material service provider due to a receivership or conservatorship, could have a materially adverse effect on our business, financial condition and results of operations.

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

Our business is impacted by laws and regulations that affect our industry. The number of new and proposed regulations has increased significantly, particularly pertaining to interchange fees on credit and debit card transactions, which are paid to the card issuing financial institution. In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which significantly changed financial regulation. Changes affecting the payment processing industry include restricting amounts of debit card fees that certain issuing financial institutions can charge merchants and allowing merchants to set minimum dollar amounts for the acceptance of credit cards and offer discounts for different payment methods. These restrictions could negatively affect the number of debit transactions, and prices charged per transaction, which would negatively affect our business. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau, or the CFPB, that became operational on July 21, 2011 and will assume responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. In addition, the Dodd-Frank Act created a Financial Stability Oversight Council that has the authority to determine whether non-bank financial companies, such as us, should be supervised by the Board of Governors of the Federal Reserve System, or the Federal Reserve, because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business.

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

Fifth Third Bank currently owns an equity interest representing approximately 39.5% of the voting and economic equity interest of Vantiv Holding and 18.5% of the voting interest in Vantiv, Inc.

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

We have a high level of indebtedness. As of September 30, 2012, we had total indebtedness of $1.2 billion. For the year ended December 31, 2011, total payments under our annual debt service obligations, including interest and principal, were $113.4 million. Furthermore, assuming the application of the net proceeds from our initial public offering and our debt refinancing had each occurred on January 1, 2011, our interest expense—net for the year ended December 31, 2011 would have been $43.9 million and total payments under our annual debt service obligation, including interest and principal, would have been $90.6 million.  Our high degree of leverage could have significant negative consequences, including:

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

Our balance sheet includes goodwill and intangible assets that represent 68% of our total assets at September 30, 2012. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and certain other intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition and results of operations.

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

The payments we will be required to make under the tax receivable agreements could be substantial. As of September 30, 2012, we have recorded a liability of $333 million associated with the tax receivable agreements. We will incur additional liabilities in connection with any future purchases by us of units in Vantiv Holding from the Fifth Third investors or from the future exchange of units by the Fifth Third investors for cash or shares of our Class A common stock, which we cannot quantify at this time and which could be significant.  It is possible that future transactions or events, including changes in tax rates, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material adverse effect on our liquidity if, as a result of timing discrepancies or otherwise, distributions to us by Vantiv Holding are not sufficient to permit us to make payments under the tax receivable agreements after we have paid taxes. The payments under the tax receivable agreements are not conditioned upon the continued ownership of us or Vantiv Holding by the other parties to that agreement.

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

Advent and Fifth Third Bank directly or indirectly hold, in the aggregate, approximately 46.5% and 18.5% of the voting power of our outstanding common stock, respectively. In addition, Fifth Third Bank also has consent rights pursuant to our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement with respect to certain significant matters. As a result, each of Advent and Fifth Third Bank will be able to strongly influence the election of our directors and potentially control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. The total value and voting power of the Class A common stock and the Class B common stock that Fifth Third Bank holds (not including, for the avoidance of doubt, any ownership interest in units of Vantiv Holding) is limited to 18.5% at any time other than in connection with a stockholder vote with respect to a change of control, in which event Fifth Third Bank will have the right to that full number of votes equal to the number of shares of Class A common stock and Class B common stock it owns, which amount will represent voting power equal to such ownership as a percentage of all Class A common stock and Class B common stock (and any preferred stock we may issue in the future which is entitled to vote with the Class A common stock). In addition, three of our 11 directors are employees of Advent. Fifth Third Bank will have the right to elect a number of our directors proportionate to the voting power represented by the Class B common stock owned by Fifth Third Bank but not exceeding 18.5% of the board of directors; accordingly, two of our 11 directors are employees of Fifth Third Bank or its affiliates.

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock. We, our directors, executive officers, Advent and the Fifth Third investors have agreed to lock-up agreements with the underwriters of our secondary public offering that restrict us, our directors and executive officers, and these stockholders, subject to specified exceptions, from selling or otherwise disposing of any shares of our stock for a period of 90 days after August 2, 2012, the date of our secondary public offering, subject to potential extension under certain circumstances, without the prior consent of the underwriters. As of September 30, 2012, we had 128,688,231 shares of Class A common stock outstanding. After these lock-up agreements have expired and subject to vesting requirements and the requirements of Rule 144 of the Securities Act, approximately 181,850,353 additional shares will be eligible for sale in the public market, including any shares of Class A common stock that Fifth Third Bank obtains through the exercise of their right to exchange Class B units of Vantiv Holding for shares of our Class A common stock, as well as any shares of Class A common stock obtained through any conversion of Class C non-voting units of Vantiv Holding issuable upon exercise of the Warrant held by Fifth Third Bank. Advent and Fifth Third Bank (and certain permitted transferees thereof) have registration rights with respect to the Class A common stock they hold. We have also registered 35,500,000 shares of our Class A common stock that we have issued or have reserved for issuance under our 2012 equity incentive plan. These shares may be sold in the public market upon issuance and once vested, subject to the 90-day lock-up period for awards held by our executive officers and directors and other restrictions provided under the terms of the equity incentive plan and applicable award agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	39,261	$22.56	—	—
August 1, 2012 to August 31, 2012	10,072	$22.03	—	—
September 1, 2012 to September 30, 2012	41,928	$23.16	—	—

(1)         Consists of delivery of shares of Class A common stock to us on vesting of restricted shares to pay taxes.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTIV, INC.

Dated: November 1, 2012	By:	/s/ Mark L. Heimbouch
Mark. L. Heimbouch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Vantiv, Inc. 2012 Equity Incentive Plan, as amended on August 2, 2012

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive Data Files

**In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.