Form 10-K
period 2012-12-31
Vantiv, Inc.
filed 2013-02-20
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35462

Vantiv, Inc.

Delaware	26-4532998
(State of incorporation)	(I.R.S. Employer Identification No.)

8500 Governor’s Hill Drive
Symmes Township, OH 45249
(513) 900-5250

Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value	New York Stock Exchange
Securities registered pursuant to 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2012 (the last day of the Registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant was $864.9 million.
As of December 31, 2012, there were 142,243,680 shares of the Registrant’s Class A common stock outstanding and 70,219,136 shares of the Registrant’s Class B common stock outstanding.

Documents Incorporated by Reference:
Portions of the Registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2012.

VANTIV, INC.
FORM 10-K

For the Fiscal Year Ended December 31, 2012

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “continue,” “could,” “should,” “can have,” “likely,” or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1. Business

Vantiv, Inc., a Delaware corporation, is a holding company that conducts its operations through its majority-owned subsidiary, Vantiv Holding, LLC (“Vantiv Holding”). Vantiv, Inc., Vantiv Holding and their subsidiaries are referred to collectively as the “Company,” “Vantiv,” “we,” “us” or “our,” unless the context requires otherwise.

Business Description

Vantiv is a leading, integrated payment processor differentiated by a single, proprietary technology platform. According to the Nilson Report, we are the third largest merchant acquirer and the largest PIN debit acquirer by transaction volume in the United States. We efficiently provide a suite of comprehensive services to merchants and financial institutions of all sizes. Our technology platform offers our clients a single point of service that is easy to connect to and use in order to access a broad range of payment services and solutions. Our integrated business and single platform also enable us to innovate, develop and deploy new services and provide us with significant economies of scale. Our varied and broad distribution provides us with diverse client base and channel partner relationships. We believe this combination of attributes provides us with competitive advantages and has enabled us to generate strong growth and profitability.

We believe our single, proprietary technology platform is differentiated from our competitors' multiple platform architectures. Because of our single point of service and ability to collect, manage and analyze data across the payment processing value chain, we can identify and develop new services more efficiently. Once developed, we can more cost-effectively deploy new solutions to our clients through our single platform. Our single scalable platform also enables us to efficiently manage, update and maintain our technology, increase capacity and speed and realize significant operating leverage.

We offer a broad suite of payment processing services that enable our clients to meet their payment processing needs through a single provider. We enable merchants of all sizes to accept and process credit, debit and prepaid payments and provide them supporting services, such as information solutions, interchange management and fraud management, as well as vertical-specific solutions in sectors such as grocery, pharmacy, retail, petroleum and restaurants/quick service restaurants or QSRs. We also provide mission critical payment services to financial institutions, such as card issuer processing, payment network processing, fraud protection, card production, prepaid program management, ATM driving and network gateway and switching services that utilize our proprietary Jeanie PIN debit payment network.

We provide small and mid-sized clients with the comprehensive solutions that we have developed to meet the extensive requirements of our large merchant and financial institution clients. We then tailor these solutions to the unique needs of our small and mid-sized clients. In addition, we take a consultative approach to providing services that helps our clients enhance their payments-related services.

Our capabilities differentiate us from other payment processors that focus primarily on just merchant acquiring, card issuer processing or network services and those that operate multiple businesses on disparate technology platforms. Through our integrated business, we believe we can manage our business more efficiently, benefiting both our merchant and financial institution clients and resulting in increased profitability. We are also well positioned to provide payment solutions for high growth markets, such as ecommerce, mobile payment offerings and prepaid because we process payment transactions across the entire payment processing value chain on a single platform.

We distribute our services through direct and indirect distribution channels using a unified sales approach that enables us to efficiently and effectively target merchants and financial institutions of all sizes. Our direct channel includes a national sales force that targets financial institutions and national merchants, regional and mid-market sales teams that sell solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. Our indirect channel to merchants includes relationships with a broad range of independent sales organizations, or ISOs, merchant banks, value-added resellers and trade associations that target merchants, including difficult to reach small and mid-sized merchants. Our indirect channel to financial institutions includes relationships with third-party resellers and core processors.

We have a broad and diversified merchant and financial institution client base. Our merchant client base has low client concentration and is heavily weighted in non-discretionary everyday spend categories, such as grocery and pharmacy, and includes large national retailers, including eight of the top 25 national retailers by revenue in 2011, and over 200,000 small and mid-sized merchant locations. Our financial institution client base is also well diversified and includes approximately 1,350 financial institutions, including nine of the top 50 financial institutions by asset size as of December 31, 2012.

Our History and Separation from Fifth Third Bank

We have a 40 year history of providing payment processing services. We operated as a business unit of Fifth Third Bank until June 2009 when certain funds managed by Advent International Corporation, or Advent, acquired a majority interest in Fifth Third Bank's payment processing business unit with the goal of creating a separate stand-alone company. Since the separation, we established our own organization, headquarters, brand and growth strategy. As a stand-alone company, we have made substantial investments to enhance our single, proprietary technology platform, recruit additional executives with significant payment processing and operating experience, expand our sales force, reorganize our business to better align it with our market opportunities and broaden our geographic footprint beyond the markets traditionally served by Fifth Third Bank. In addition, since the separation, we have made four strategic acquisitions. We acquired NPC Group, Inc., or NPC, to substantially enhance our access to small to mid-sized merchants, Town North Bank, N.A., or TNB, to broaden our market position with credit unions, and Springbok Services, Inc., or Springbok, to expand our prepaid processing capabilities. On November 30, 2012, we acquired Litle & Co., LLC, or Litle, to increase the Company's capabilities in the ecommerce business, expand its customer base of online merchants, and allow the delivery of Litle's innovative ecommerce solutions to our merchant and financial institution clients.

We continue to benefit from our relationship with Fifth Third Bank. Fifth Third Bank is one of our largest financial institution clients, one of our sponsor banks for network membership and one of our most significant merchant bank referral partners. Our client contract with Fifth Third Bank as well as our sponsorship and referral agreements with Fifth Third Bank have terms through June 2019.

In March 2012, we completed our initial public offering of our Class A common stock. In connection with our initial public offering, we executed several reorganization transactions, including:

•	amending and restating our certificate of incorporation to provide for Class A and Class B common stock;

•	reclassifying our common stock into shares of Class A common stock and effecting a 175.76 for 1 stock split of the Class A common stock;

•	amending and restating the Vantiv Holding Limited Liability Company Agreement and effecting a 1.7576 for 1 split of the Class A units and Class B units of Vantiv Holding;

•
executing an exchange agreement, or the Exchange Agreement, with Vantiv Holding, Fifth Third Bank and FTPS Partners, LLC to provide for a 1 to 1 ratio between the units of Vantiv Holding and the common stock of Vantiv, Inc., and the exchange of Class B units and Class C non-voting units of Vantiv Holding for Class A common stock of Vantiv, Inc. on a one-for-one basis, or, at Vantiv, Inc.'s option, for cash;

•
exchanging Class A and Class B units of Vantiv Holding held by JPDN Enterprises, LLC, or JPDN, an affiliate of Charles D. Drucker, our chief executive officer, for shares of Vantiv, Inc.'s Class A common stock;

•
executing four tax receivable agreements with Vantiv Holding's pre-initial public offering investors, which obligate us to make payments to such investors equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize as a result of certain tax basis increases and net operating losses, or NOLs.

•
executing a recapitalization agreement with Vantiv Holding's pre-initial public offering investors, pursuant to which, among other things, we paid Fifth Third Bank a $15.0 million fee related to the modification of its consent rights under the Amended and Restated Vantiv Holding Limited Liability Company Agreement, which is reflected as a distribution to non-controlling interests within our consolidated statements of cash flows and equity for the year ended December 31, 2012. Additionally, we made a $40.1 million cash distribution to funds managed by Advent, which is reflected as such in our statements of cash flows and equity for the year ended December 31, 2012; and

•
terminating the Vantiv Holding Management Phantom Equity Plan, or the Management Phantom Equity Plan, and issuing unrestricted and restricted Class A common stock under the 2012 Vantiv, Inc. Equity Incentive Plan, or the 2012 Equity Incentive Plan, to holders of the phantom units.

Industry Background
Electronic Payments

Over the past 60 years, electronic payments in the United States have evolved into a large and growing market with favorable secular trends that continue to increase the adoption and use of card-based payment services, such as those for credit, debit and prepaid cards. Electronic payments have historically involved (i) financial institutions that issue cards, (ii) merchants that accept cards for payment (iii) payment networks that route card transactions between the merchant's bank and the issuing financial institution, and (iv) payment processors that provide payment transaction processing services to merchants and financial institutions.

According to The Nilson Report, personal consumption expenditures in the United States using cards and other electronic payments reached $5.32 trillion in 2011 and are projected to reach $7.95 trillion in 2016, representing a compound annual growth rate of approximately 8% during that period. This growth will be driven by the shift from cash and checks towards card-based and other electronic payments due to their greater convenience, security, enhanced services and rewards and loyalty features. We believe changing demographics and emerging trends, such as the adoption of new technologies and business models, including ecommerce, mobile commerce and prepaid services, will also continue to drive growth in electronic payments.

Payment Processing Industry

The payment processing industry is comprised of various processors that create and manage the technology infrastructure that enables electronic payments. Payment processors help merchants and financial institutions develop and offer electronic payment solutions to their customers, facilitate the routing and processing of electronic payment transactions and manage a range of supporting security, value-added and back office services. In addition, many large banks manage and process their card accounts in-house. This is collectively referred to as the payment processing value chain and is illustrated below:

The payment processing value chain encompasses three key types of processing:

•
Merchant Acquiring Processing. Merchant acquiring processors sell electronic payment acceptance, processing and supporting services to merchants and third-party resellers. These processors route transactions originated at a payment terminal at a merchant location or on a website to the appropriate payment networks for authorization, known as “front-end” processing, and then ensure that each transaction is appropriately cleared and settled into the merchant's bank account, known as “back-end” processing. Many of these processors also provide specialized reporting, back office support, risk management and other value-added services to merchants. Merchant acquirers charge merchants based on a percentage of the value of each transaction or per transaction. Merchant acquirers pay the payment network processors a routing fee per transaction and pass through interchange fees to the issuing financial institution.

•
Payment Network Processing. Payment network processors, such as Visa, MasterCard and PIN debit payment networks, sell electronic payment network routing and support services to financial institutions that issue cards and merchant acquirers that provide transaction processing. Depending on their market position and network capabilities, these providers route credit, debit and prepaid card transactions from merchant acquiring processors to the financial institution that issued the card, and they ensure that the financial institution's authorization approvals are routed back to the merchant acquiring processor and that transactions are appropriately settled between the merchant's bank and the card-issuing financial institution. These providers also provide specialized risk management and other value-added services to financial institutions. Payment networks charge merchant acquiring processors and issuing financial institutions routing fees per transaction and monthly or annual maintenance fees and assessments.

•
Issuer Card Processing. Issuer card processors sell electronic payment issuing, processing and supporting services to financial institutions. These providers authorize transactions received from the payment networks and ensure that each transaction is appropriately cleared and settled from the originating card account. These companies also provide specialized program management, reporting, outsourced customer service, back office support, risk management and other value-added services to financial institutions. Card processors charge issuing financial institutions fees based on the number of transactions processed and the number of cards that are managed.

Many payment processors specialize in providing services in discrete areas of the payment processing value chain, which can result in merchants and financial institutions using payment processing services from multiple providers. A limited number of payment processors have capabilities or offer services in multiple parts of the payment processing value chain. Many processors that provide solutions targeting more than one part of the payment processing value chain utilize multiple, disparate technology platforms requiring their clients to access payment processing services through multiple points of contact.

Emerging Trends and Opportunities in the Payment Processing Industry

The payment processing industry will continue to adopt new technologies, develop new products and services, evolve new business models and experience new market entrants and changes in the regulatory environment. In the near-term, we believe merchants and financial institutions will seek services that help them enhance their own offerings to consumers, provide additional information solution services to help them run their businesses more efficiently and develop new products and services that provide tangible, incremental revenue streams. To meet these demands, we believe that payment processors may seek to develop additional capabilities and expand across the payment processing value chain to capture additional data and provide additional value per transaction. To facilitate this expansion and deliver more robust service offerings, we believe that payment processors will need to develop and seek greater control over and integration of their proprietary technology processing platforms, to enable them to deliver and differentiate their offerings from other providers.

Over the medium- to long-term, we believe that emerging, alternative payment technologies, such as mobile payments, electronic wallets, mobile marketing offers and incentives and rewards services, will be adopted by merchants and other businesses. As a result, non-financial institution enterprises, such as mobile payment providers, internet, retail and social media companies, could become more active participants in the development of alternative electronic payments and facilitate the convergence of retail, online, mobile and social commerce applications, representing an attractive growth opportunity for the industry. We believe that payment processors that have an integrated business, provide solutions across the payment processing value chain and utilize broad distribution capabilities will have a significant market advantage, because they will be better able to provide processing services for emerging alternative electronic payment technologies and to successfully partner with new market entrants.

Our Business

We are a leading provider of payment processing services to merchants and financial institutions across the payment processing value chain. We provide our solutions through our single, proprietary technology platform. Set forth below is a description of our technology platform and our merchant and financial institution clients and services.

Single, Proprietary Technology Platform

Our technology platform provides a single point of service to access our broad suite of solutions, is easy to connect to and use and enables us to innovate, develop and deploy new services and to produce our value-added information solutions, all while providing economies of scale.

•
Single Point of Service. We provide our clients with a single point of service through which they can access our comprehensive suite of solutions across the payment processing value chain. For example, our financial institution clients can utilize our payment processing solutions, our information solutions and our prepaid solutions all from a single Vantiv interface, which distinguishes us from our multi-platform competitors.

•
Ease of Connection and Delivery. Both our merchant and financial institution clients can easily connect to and interact with our technology platform, which facilitates our ability to deliver services to our clients. In addition, our value-added resellers and other partners can connect using eSimilate to access and manage our services, which facilitates the delivery of our solutions to their customers. Our platform allows all of our clients to seamlessly add new services.

•
Ability to Innovate. Our technology platform enhances our ability to identify and develop new services. For example, our platform allows us to identify client needs and inefficiencies in payment processing and then to quickly develop and bring solutions to those problems to market. Our technology platform also enables the development of new services for clients spanning the payment processing value chain, including in high growth segments, such as ecommerce, mobile, prepaid and information solutions.

•
Value-added Information Solutions. Our technology platform allows us to collect, manage and analyze data across our Merchant and Financial Institution Services segments. We provide reporting and management tools to all of our clients through Vantiv Direct, our proprietary online interactive system for reporting, reconciliation, interfacing and exception processing. We provide data, reports and analytical tools to our financial institution clients to assist with card account, customer relationship, marketing program and fraud management. As the payment processing industry evolves and our clients require more data to serve their customers, we plan to use our single technology platform to provide information solutions and other data-rich services, such as marketing incentives, offers and loyalty programs to our clients.

•
Operating Leverage. Our single, proprietary technology platform is highly scalable and efficient and provides strong operating margins. In connection with our separation from Fifth Third Bank in 2009, we made a substantial investment to enhance our single, proprietary technology platform. Through these enhancements, we increased the processing speed, efficiency and capacity of our platform and optimized our operations. We believe the scale and efficiency of our single platform is a key differentiator between us and our competitors who operate on multiple non-integrated platforms. For example, it enables us to make enhancements and regulatory updates across our platform simultaneously and with lower execution risk.

Our technology platform is reliable and secure. We have developed our technology platform to be highly resilient with redundant applications and servers and robust network connectivity and storage capacity. We have real-time synchronization between our primary and secondary data centers. Our four-tiered operating model is certified as PCI compliant and is secured through technical controls, policy controls, physical controls and asset protection. We have implemented additional security measures for our systems and data, such as end-to-end encryption and monitoring and logging all activity 24 hours a day seven days a week. These measures are evaluated regularly through internal and third party assessments.

Financial Highlights

Revenue for the year ended December 31, 2012, increased 15% to $1,863.2 million from $1,622.4 million in 2011. Income from operations for the year ended December 31, 2012, increased 25% to $304.9 million from $243.2 million in 2011. Net income for the year ended December 31, 2012, increased 31% to $110.8 million from $84.8 million in 2011. Net income attributable to Vantiv, Inc. for the year ended December 31, 2012, increased 59% to $57.6 million from $36.2 million in 2011.

The following tables provide a summary of the results for our two segments, Merchant Services and Financial Institution Services, for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Merchant Services
Revenue	$1,409,158	$1,185,253	$756,930
Network fees and other costs	709,341	620,852	476,932
Net revenue	699,817	564,401	279,998
Sales and marketing	255,887	211,062	73,441
Segment profit	$443,930	$353,339	$206,557
Non-financial data:
Transactions (in millions)	11,912	9,591	8,206

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Financial Institution Services
Revenue	$454,081	$437,168	$405,202
Network fees and other costs	131,256	135,883	119,063
Net revenue	322,825	301,285	286,139
Sales and marketing	24,757	24,046	22,964
Segment profit	$298,068	$277,239	$263,175
Non-financial data:
Transactions (in millions)	3,450	3,344	3,060

Refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details.

Merchant Services

Clients

According to The Nilson Report, we are the third largest merchant acquirer and the largest PIN debit acquirer by transaction volume in the United States, serving a diverse set of merchants across a variety of end-markets, sizes and geographies. We authorize, clear, settle and provide reporting for electronic payment transactions for our merchant services clients. Our client base includes approximately 400,000 merchant locations, with an emphasis on the non-discretionary everyday spend categories where spending has been more resilient during economic downturns. We serve leading national retailers, including eight of the top 25, in 2011, regional merchants and small to mid-sized business clients across many industries, such as grocery, pharmacy, retail, petroleum and restaurants/QSRs. For the year ended December 31, 2012, we processed sales volume of approximately $533 billion.

We have long-term relationships with many large national retailers. Given their size, these merchants generally receive customized payment processing solutions and lower per transaction pricing. These merchants provide us with significant operating scale efficiencies and recurring revenues, due to the large transaction volume that they generate. Smaller merchants are more difficult to reach on an individual basis, but generally generate higher per transaction fees. Our acquisition of NPC in 2010, as well as our merchant bank distribution, has expanded our small to mid-sized merchant client base.

While we will continue to serve virtually all major merchant categories, we are increasing our focus on several verticals, including business-to-business, education, government and healthcare industry verticals. We intend to focus on these industry verticals by continuing to enhance our offering of services, establishing relationships with value-added resellers, dealers and solution providers and tailoring our sales approach for each vertical on a region-by-region basis. Our long-term client relationships, low client concentration and everyday spend merchant services clients make us less sensitive to changing economic conditions in the industries and regions in which our clients operate.

Services

We provide a comprehensive suite of payment processing services to merchants across the United States. We authorize, clear, settle and provide reporting for electronic payment transactions for our merchant services clients.

Our key Merchant Services segment offerings include:

Service		Description
Integrated Acquiring and Processing	•	Credit, debit and prepaid transaction authorization
	•	Integrated settlement and reconciliation
	•	Signature capture processing
	•	Chargeback processing
	•	Interchange qualification management
	•	Least cost routing
	•	Front-end processing to third parties: authorization and transaction processing
	•	Back-end servicing to third parties: customer service, chargeback processing, fraud management
Value-added Services	•	Prepaid services, integrated card solutions, gift card solutions, card production and inventory management
	•	Mobile acceptance
	•	ATM driving and monitoring
	•	Fraud management
	•	Online data and reporting
	•	Data security support: PCI compliance, encryption and tokenization, breach assistance
	•	Dynamic currency conversion
Merchant Services for Banks and Credit Unions	•	Referral: financial institution refers merchants to us
	•	White-label: we provide direct sales force to sell on behalf of and under our merchant bank client's brand

Integrated Acquiring and Processing. We provide merchants with a full range of credit, debit and prepaid payment processing services. We give them the ability to accept and process Visa, MasterCard, American Express, Discover and PIN debit network cards. This service includes all aspects of card processing including authorization and settlement, customer service, chargeback and retrieval processing and interchange management. We take a consultative approach to providing these services and help our merchants minimize their interchange costs and integrate their settlement systems. We offer merchants the ability to customize routing preferences that help them minimize costs. We utilize a single message format for both credit and debit transactions, which simplifies the storage and processing of data and reduces costs for merchants. We also store data for settlement for all PIN debit transactions, which simplifies the settlement process for merchants and provides the flexibility to route transactions through a merchant's desired network, allowing for lower transaction costs.

Value-added Services. We offer value-added services that help our clients operate and manage their businesses, generating additional revenue from their customers and enhancing our client retention. For example, we offer merchants the ability to create prepaid and gift card programs, enabling them to retain a greater share of their customers' transaction volume while building a more loyal customer base. We also provide services such as PCI compliance, encryption and tokenization, breach assistance and fraud management that help to protect our merchant services clients and their customers and minimize their losses. Our online data and reports provide merchants with detailed transaction information that allows them to perform customer analytics to better understand their business.

Merchant Services for Banks and Credit Unions. In partnership with our financial institution clients, we offer our financial institutions a full suite of merchant services they can make available to their merchant customers. Depending on the size and need of the financial institution, we offer a referral option as well as a full white-label option. The referral option is targeted towards smaller financial institutions and allows them to simply refer their small businesses and merchant services customers to us, and we contract and provide services to the merchant while providing the financial institution referral revenue. Our white-label option allows the financial institution to provide their small business and merchant customers a fully branded merchant services offering that we manage.

Financial Institution Services

Clients

We serve a diverse set of financial institutions, including regional banks, community banks, credit unions and regional PIN debit networks. We focus on small to mid-sized institutions with less than $15 billion in assets. Smaller financial institutions, including many of our clients, generally do not have the scale or infrastructure typical of large institutions and are more likely to outsource their payment processing needs. We provide a turnkey solution to such institutions to enable them to offer payment processing solutions. In 2012, we processed approximately 3.4 billion transactions for approximately 1,350 financial institutions.

Services

We provide integrated card issuer processing, payment network processing and value-added services to financial institutions. Our services include a comprehensive suite of transaction processing capabilities, including fraud protection, card production, prepaid cards and ATM driving, and allow financial institutions to offer electronic payments solutions to their customers on a secure and reliable technology platform at a competitive cost. We provide these services using a consultative approach that helps our financial institution clients enhance their payments-related businesses.

Our key Financial Institution Services segment offerings include:

Service		Description
Integrated Card Issuer Processing	•	PIN and signature debit transaction processing and servicing
	•	Credit: issuer processing services, statement production, collections, inbound/outbound call centers
	•	ATM card processing
Value-added Services	•	Prepaid: gift, general purpose reloadable, teen, campus and incentive
	•	ATM driving and monitoring
	•	Fraud mitigation/monitoring
	•	Online data and reporting
	•	Portfolio optimization and analytics services
	•	Card production
	•	Network gateway and switching services that utilize our proprietary Jeanie network
	•	Information solutions
	•	Mobile check deposit and wallet services
	•	Campaign development and delivery
	•	Rewards and loyalty
	•	Merchant funded loyalty programs
Merchant Services for Banks and Credit Unions	•	Referral: financial institution refers merchants to us
	•	White-label: we provide direct sales force to sell on behalf of and under our merchant bank client's brand

Integrated Card Issuer and Processing. We process and service credit, debit and prepaid transactions. We process and provide statement production, collections and inbound/outbound call centers for credit transactions. Our card processing solution includes processing and other services such as card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services. We also offer processing for specialized types of debit cards, such as business cards, home equity lines of credit and health savings accounts. We provide authorization support in the form of online or batch settlement, as well as real-time transaction research capability and archiving and daily and monthly cardholder reports for statistical analysis. Our call center handles inbound and outbound calls and billing issues for customers of our financial institution clients.

Value-added Services. We provide additional services to our financial institution clients that complement our issuing and processing services. Our prepaid card solutions include incentive, rebate and reward programs, general purpose reloadable cards and gift cards. Our prepaid card solutions allow our clients to offer prepaid cards to their customers and generate additional revenue. We offer ATM support for a broad range of telecommunications, such as leased line, satellite, wireless and WAN networking, and software protocols, as well as foreign currency dispensing, mini statements, ATM cardholder preferences, image capture, electronic journal upload and software distribution. We also provide fraud detection services for credit, signature and PIN transactions and cardholder alerts that help to minimize fraud losses for our clients and their customers. We offer a service known as Vantiv Direct which is a proprietary online interactive system for reporting, reconciliation, interfacing and exception processing. We also provide other services, including ATM enhancement, card production and activation and surcharging services. As part of our consultative approach, we provide value-added services such as information solutions, campaign development and delivery, rewards and loyalty programs, and prewards or merchant funded loyalty programs, that help our clients to enhance revenue and profitability. We also provide network gateway and switching services that utilize our Jeanie PIN network.

Our Jeanie network offers real-time electronic payment, network bill payment, single point settlement, shared deposit taking and customer select PINs. Our Jeanie network includes approximately 8,000 ATMs, 19 million active cardholders and 700 member financial institution clients.

Merchant Services for Banks and Credit Unions. As described under Merchant Services, we offer our financial institution clients a full-suite of merchant services they can make available to their merchant customers through a referral option or a full white-label option.

Sales and Marketing

We distribute our services through direct and indirect distribution channels using a unified sales approach that we tailor to enable us to efficiently and effectively target merchants and financial institutions of all sizes. We believe our sales structure provides us with broad geographic coverage and access to various industries and verticals.

We have direct sales forces for each of our segments. Our Merchant Services direct sales force is comprised of a team that targets large national merchants, a regional and mid-market sales team that sells solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. Our regional sales teams in our Merchant Services business are responsible for our referral channel, including referrals from Fifth Third Bank and merchant banks. Our Financial Institution Services direct sales force focuses on small to mid-sized institutions with less than $15 billion in assets because smaller financial institutions typically do not have similar scale, breadth of services or infrastructure as large banks to process payment transactions as efficiently as large banks and are more likely to outsource their payment processing needs. In addition to generating new sales, we have in-house sales personnel who are responsible for managing key relationships, promoting client retention and generating cross-selling opportunities for both our merchant and financial institution clients. Our sales teams are paid a combination of base salary and commission. As of December 31, 2012, we had over 700 full-time employees participating in sales and marketing, including sales support personnel.

Our indirect channels for our Merchant Services segment include ISOs, merchant banks, value-added resellers and trade associations that target merchants, including difficult to reach small and mid-sized merchants. Our ISO channel primarily targets smaller merchants, including independent sales agents. We make residual payments to ISOs based on the business they refer to us. Our merchant bank referral program, which consisted of over 1,000 branch locations as of December 31, 2012, enables us to be the preferred processor for those banks, and the banks receive a referral fee. Through our relationships with certified valued added resellers and trade associations, we seek to expand our presence in high growth vertical segments, such as business-to-business, healthcare, government and education.

Commissions paid to our direct sales force are based upon a percentage of revenue from new business and cross-selling to existing clients. Residual payments to ISOs are based upon a percentage of revenues earned from referred business. For the year ended December 31, 2012, combined sales force commissions and residual payments represent approximately 70% of total sales and marketing expenses, or $196.0 million.

We also utilize a diverse group of indirect selling partners in our Financial Institution Services segment. This distribution channel utilizes multiple distribution strategies and leverages relationships with reseller partners and arrangements with core processors that sell our solutions to small and mid-sized financial institutions. We offer certain of our services on a white-label basis which enables them to be marketed under our client's brand. We select resellers that enhance our distribution channels and augment our services with complementary offerings. Our relationships with core processors are necessary for developing the processing environments required by our financial institution clients. Our relationships with individual core processing companies may or may not be governed by contract. Many of our core processing relationships are non-contractual and continue for so long as an interface between us and the core processor is needed to accommodate one or more common financial institution customers. As of December 31, 2012, we had relationships with approximately 60 core processing companies and 140 core processing platforms.

Competition

Merchant Services

Our Merchant Services segment competitors include Bank of America Merchant Services, Chase Paymentech Solutions, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Global Payments, Inc., Heartland Payment Systems, Inc. and WorldPay US, Inc.

The most significant competitive factors in this segment are price, brand, breadth of features and functionality, scalability and service capability. Our Merchant Services segment has been and is expected to continue to be impacted by large merchant and large bank consolidation, as larger clients may demand lower fees, card association business model expansion and the expansion of new payment methods and devices. In addition, Advent, through one of its private equity investments, owns an equity interest in WorldPay US, Inc., which may result in their being provided with business opportunities through their relationship with Advent instead of us.

Financial Institution Services

Our Financial Institution Services segment competitors include Fidelity National Information Services, Inc., First Data Corporation, Fiserv, Inc., Total System Services, Inc. and Visa Debit Processing Service. In addition to competition with direct competitors, we also compete with larger potential clients that have historically developed their key payment processing applications in-house, and therefore weigh whether they should develop these capabilities in-house or acquire them from a third party.

The most significant competitive factors in this segment are price, system performance and reliability, breadth of services and functionality, data security, scalability, flexibility of infrastructure and servicing capability. Our Financial Institution Services segment has been and is expected to continue to be impacted by financial institution consolidation, which in addition to the above, provides more opportunities for clients to bring all or a portion of the services we provide in-house or allows our competitors the opportunity to gain business if our clients consolidate with a financial institution served by a competitor of ours.

Our Competitive Strengths

We believe we have attributes that differentiate us from our competitors and have enabled us to become a leading payment processor in the United States and differentiate us in the payment processing industry. Our key competitive strengths include:

Single, Proprietary Technology Platform

Our single, proprietary technology platform provides our merchant and financial institution clients with differentiated payment processing solutions and provides us with significant strategic and operational benefits. Our clients access our processing solutions through a single point of access and service, which is easy to use and enables our clients to acquire additional services as their business needs evolve. Small and mid-sized merchants are able to easily connect to our technology platform using our application process interfaces, or APIs, software development kits, or SDKs, and other tools we make available to resellers, which we believe enhances our capacity to sell to such merchants. Our platform allows us to collect, manage and analyze data across both our Merchant Services and our Financial Institution Services segments that we can then package into information solutions for our clients. It also provides insight into market trends and opportunities as they emerge, which enhances our ability to innovate and develop new value-added services. Our single platform allows us to more easily deploy new solutions that span the payment processing value chain, such as ecommerce, mobile and prepaid, which are high growth market opportunities. Our single scalable platform also enables us to efficiently manage, update and maintain our technology, increase capacity and speed, and realize significant operating leverage. We believe our single, proprietary technology platform is a key differentiator from payment processors that operate on multiple technology platforms and provides us with a significant competitive advantage.

Integrated Business

We operate as a single integrated business using a unified sales and product development approach. Our integrated business and established client relationships across the payment processing value chain provide us with insight into our clients' needs. We believe this insight combined with our industry knowledge and experience with both merchants and financial institutions enables us to continuously develop new payment processing services and deliver substantial value to our clients. In addition, we believe this insight, knowledge and experience enhances our ability to cross-sell our services to existing clients. By operating as a single business, we believe we can manage our business more efficiently resulting in increased profitability. We believe our integrated business allows us to deliver better solutions and differentiates us from payment processors that are focused on discrete areas of the payment processing value chain or that operate multiple payment processing businesses.

Comprehensive Suite of Services

We offer a broad suite of payment processing services that enable our merchant and financial institution clients to address their payment processing needs through a single provider. Our solutions include traditional processing services as well as a range of innovative value-added services. We provide small and mid-sized clients with the comprehensive solutions originally developed for our large clients that we have adapted to meet the specific needs of our small and mid-sized clients. We have also developed industry specific merchant solutions with features and functionality to meet the specific requirements of various industry verticals, including grocery, petroleum, pharmacy, restaurant and retail. We offer our financial institutions a broad range of card issuing, processing and information solutions. As financial institutions seek to generate additional revenue, for example, we can offer our full suite of merchant acquiring solutions to banks and credit unions on a referral basis or as a customized “white-label” service marketed under our client's brand. In addition, our broad range of services provides us with numerous opportunities to generate additional revenues by cross-selling solutions to our existing clients.

Diverse Distribution Channels

We sell our services to merchants, financial institutions and third-party reseller clients of all types and sizes through diverse distribution channels. Our direct channel includes a national sales force that targets financial institutions and national retailers, regional and mid-market sales teams that sell solutions to merchants and third-party reseller clients and a telesales operation that target small and mid-sized merchants. Our indirect channel includes relationships with a broad range of ISOs, merchant banks, value-added resellers and trade associations that target merchants, including difficult to reach small and mid-sized merchants, as well as arrangements with core processors that sell our solutions to small and mid-sized financial institutions. We believe our diverse distribution channels enable us to effectively and efficiently market and sell our solutions to a wide range of potential clients and grow our business. Through our diversified distribution channels, we have developed a broad client base, which has resulted in low client concentration, consisting of approximately 400,000 merchant locations and approximately 1,350 financial institutions.

Strong Execution Capabilities

Our management team has significant experience in the payment processing industry and has demonstrated strong execution capabilities. Since we created a stand-alone company in 2009, we have invested substantial resources to enhance our technology platform, deepened our management organization, expanded our sales force to align it with our market opportunities, acquired NPC, TNB, Springbok and Litle, introduced several new services, launched the Vantiv brand and built out and moved into our new corporate headquarters. We executed all of these projects while delivering substantial revenue growth and strong profitability.

Our Strategy
We plan to grow our business over the course of the next few years, depending on market conditions, by continuing to execute on the following key strategies:

Increase Small to Mid-Sized Client Base

We are focused on increasing our small to mid-sized client base to capitalize on the growth and margin opportunities provided by smaller merchants and financial institutions. Our small and mid-sized merchants and financial institutions are generally more profitable on a per transaction basis. In addition, smaller banks and credit unions generally do not have the scale or the internal technology infrastructure to manage and process their own card programs and consequently, outsource all or a significant portion of their payment processing requirements. We plan to continue to identify and reach these small to mid-sized merchants and financial institutions through our direct sales force, ISOs, partnership and referral arrangements and third-party resellers and core processors.

Develop New Services

By leveraging our single technology platform, industry knowledge and client relationships across the payment processing value chain, we seek to develop additional payment processing services that address evolving client demands and provide additional cross-selling opportunities. For example, we intend to utilize our existing technology, combined with our acquisition of Springbok, to provide a flexible and scalable prepaid card payment processing platform for both merchants and financial institutions, including general purpose reloadable cards, incentive cards, rewards programs and payroll cards. In addition, we seek to expand our fraud management services to financial institutions and have developed a program that allows our clients to outsource this function to us. In the future, we intend to enhance our information solutions by analyzing data we capture across our platform and provide our clients with new opportunities to generate incremental revenue.

Expand Into High Growth Segments and Verticals

We believe there is a substantial opportunity for us to expand further into high growth payment segments, such as ecommerce, demonstrated by the acquisition of Litle, mobile and information solutions, prepaid and attractive industry verticals, such as business-to-business, healthcare, government and education. To facilitate this expansion and capture market share within these segments and verticals, we intend to further develop our technology capabilities to handle specific processing requirements for these segments and verticals, add new services that address their needs and broaden our distribution channels to reach these potential clients. We believe that introducing new, complementary solutions that differentiate and enhance the value of our existing services can accelerate our expansion into these segments and verticals. Further, we will seek to penetrate these markets by leveraging our existing distribution channels and entering into new arrangements with complementary payment processing providers.

Broaden and Deepen Our Distribution Channels

We intend to continue to broaden and deepen our direct and indirect distribution channels to reach potential clients and sell new services to our existing clients. We plan to grow our direct sales force, including telesales, add new referral partners, such as merchant banks, and our indirect channels through new ISOs, partnership and referral arrangements, third-party resellers and core processors. By enhancing our referral network and relationships with our partners, we will be able to reach more potential clients, enter into or increase our presence in various markets, segments and industry verticals and expand into new geographic markets. To establish new relationships and strengthen our existing relationships with various resellers and drive the implementation of our payment services, web service APIs, SDKs and documentation in common development languages. We will also continue to develop additional support services for our distribution channels, provide sales and product incentives and increase our business development resources dedicated to growing and promoting our distribution channels.
Enter New Geographic Markets

When we operated as a business unit of Fifth Third Bank we had a strong market position with large national merchants, and we focused on serving small to mid-sized merchants in Fifth Third Bank's core market in the Midwestern United States. We are expanding our direct and indirect distribution channels and leveraging our technology platform to target additional regions. In the future, we will also look to augment our U.S. business by selectively expanding into international markets through strategic partnerships or acquisitions that enhance our distribution channels, client base and service capabilities.

Pursue Acquisitions

We intend to continue to seek acquisitions that provide attractive opportunities. Acquisitions provide us with opportunities to increase our small to mid-sized client base, enhance our service offerings, target high growth payment segments and verticals, enter into new geographic markets and enhance and deepen our distribution channels. We also will consider acquisitions of discrete merchant portfolios that we believe would enhance our scale and client base and strengthen our market position in the payment processing industry. We believe our single technology platform and integrated business enhances our ability to successfully integrate acquisitions.

Regulation

Various aspects of our business are subject to U.S. federal, state and local regulation. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties, including fines. Certain of our services are also subject to rules set by various payment networks, such as Visa and MasterCard, as more fully described below.

Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law in the United States. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, the Dodd-Frank Act established the new Consumer Financial Protection Bureau, or CFPB, to regulate consumer financial services, including many offered by our clients.

The Dodd-Frank Act provided two self-executing statutory provisions limiting the ability of payment card networks to impose certain restrictions that became effective in July 2010. The first provision allows merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (and allows federal governmental entities and institutions of higher education to set maximum amounts for the acceptance of credit cards). The second provision allows merchants to provide discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers.

Separately, the so-called Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees, such as switch fees assessed by our Jeanie network, may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. In July 2011, the Federal Reserve published the final rules governing debit interchange fees. Effective in October 2011, debit interchange rates for card issuing financial institutions with more than $10 billion of assets are capped at $0.21 per transaction with an additional component of five basis points of the transaction's value to reflect a portion of the issuer's fraud losses plus, for qualifying issuing financial institutions, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The debit interchange fee would be $0.24 per transaction on a $38 debit card transaction, the average transaction size for debit card transactions. The cap on interchange fees is not expected to have a material direct impact on our results of operations.

In addition, the new rules contain prohibitions on network exclusivity and merchant routing restrictions. Beginning in October 2011, (i) a card payment network may not prohibit a card issuer from contracting with any other card payment network for the processing of electronic debit transactions involving the issuer's debit cards and (ii) card issuing financial institutions and card payment networks may not inhibit the ability of merchants to direct the routing of debit card transactions over any card payment networks that can process the transactions. Since April 2012, most debit card issuers have been required to enable at least two unaffiliated card payment networks on each debit card. We do not expect the prohibition on network exclusivity to impact our ability to pass on network fees and other costs to our clients. These regulatory changes create both opportunities and challenges for us. Increased regulation may add to the complexity of operating a payment processing business, creating an opportunity for larger competitors to differentiate themselves both in product capabilities and service delivery. The ban on network exclusivity also will enhance competition to allow us, through our Jeanie network, and certain of our competitors through their networks, to compete for additional business. At the same time, these regulatory changes may cause operating costs to increase as we adjust our activities in light of compliance costs and client requirements. The Dodd-Frank Act's overall impact on us is difficult to estimate as it will take some time for the market to react and adjust to the new regulations.

Banking Regulation

Fifth Third Bank beneficially owns an equity interest representing approximately 33.1% of Vantiv Holding's voting power and equity interests (through their ownership of Vantiv Holding Class B units), 18.5% of our voting interests (through their ownership of our Class B common stock) and have significant consent rights. Fifth Third Bank is an Ohio state-chartered bank and a member of the Federal Reserve System and is supervised and regulated by the Federal Reserve and the Ohio Division of Financial Institutions, or ODFI. Fifth Third Bank is a wholly-owned indirect subsidiary of Fifth Third Bancorp, which is a bank holding company, or BHC, which has elected to be treated as a financial holding company, or FHC, and is supervised and regulated by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or BHC Act.

Because of the foregoing limitations, and in particular, Fifth Third Bank's interest in us, it may be difficult for us to engage in activities abroad or invest in a non-U.S. company. We and Fifth Third Bank may seek to engage in offshore activities through various structures, each of which may require prior regulatory approval, the receipt of which cannot be assured. The Federal Reserve and the ODFI therefore have substantial discretion in this regard. In addition to the initial filing and application requirements, the chosen structure may subject to Fifth Third Bank, and to a lesser extent us, to several banking law requirements and limitations.

We may not receive regulatory authority to create such an entity, or, if created, we may be unable to comply with all requirements. We will need Fifth Third Bank's cooperation to form and operate any such entity for offshore activities, and the regulatory burdens imposed upon Fifth Third Bank may be too extensive to justify its establishment or continuation. If, after the entity is formed, we or Fifth Third Bank are at any time unable to comply with any applicable regulatory requirements, the Federal Reserve or ODFI may impose additional limitations or restrictions on Fifth Third Bank's or our operations, which could potentially force us to limit the activities or dispose of the entity.

In light of the foregoing, there can be no assurance that we will be able to successfully engage in activities abroad or invest in a non-U.S. company.

We continue to be deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank for bank regulatory purposes and, therefore, we will continue to be subject to supervision and regulation by the Federal Reserve under the BHC Act by the Federal Reserve and the ODFI under applicable federal and state banking laws. We will remain subject to this regulatory regime until Fifth Third Bancorp and Fifth Third Bank are no longer deemed to control us for bank regulatory purposes, which we do not generally have the ability to control and which will generally not occur until Fifth Third Bank has significantly reduced its equity interest in us, as well as certain other factors. The ownership level at which the Federal Reserve would consider us no longer controlled by Fifth Third Bank for bank regulatory purposes will generally depend on the circumstances at that time and could be less than 5%. The circumstances and other factors that the Federal Reserve will consider will include, among other things, the extent of our relationships with Fifth Third Bank, including the various agreements entered into at the time of the separation from Fifth Third Bank and the Amended and Restated Vantiv Holding Limited Liability Company Agreement.

Given our current business model, regulation by the Federal Reserve and the ODFI has not historically had a material effect on our operations, our ability to make acquisitions or the implementation of our business strategy more generally. Nevertheless, there can be no assurance that this will continue going forward, especially if we wish to make certain changes to our business model and related strategy. See “Item 1A - Risk Factors” below. The supervision and regulation of Fifth Third Bancorp, Fifth Third Bank and their subsidiaries under applicable banking laws is intended primarily for the protection of Fifth Third Bank's depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation, or FDIC, and the banking system as a whole, rather than for the protection of our stockholders, creditors or customers or the stockholders, creditors or customers of Fifth Third Bancorp or Fifth Third Bank.

For as long as we are deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank for bank regulatory purposes, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and the ODFI and to most banking laws, regulations and orders that apply to Fifth Third Bancorp and Fifth Third Bank. Fifth Third Bancorp and Fifth Third Bank are required to file reports with the Federal Reserve and the ODFI on our behalf, and we are subject to examination by the Federal Reserve and the ODFI for the purposes of determining, among other things, our financial condition, our risk management and the financial and operational risks that we pose to the safety and soundness of Fifth Third Bank and Fifth Third Bancorp, and our compliance with federal and state banking laws applicable to us and our relationship and transactions with Fifth Third Bancorp and Fifth Third Bank. The Federal Reserve has broad authority to take enforcement actions against us if it determines that we are engaged in or are about to engage in unsafe or unsound banking practices or are violating or are about to violate a law, rule or regulation, or a condition imposed by or an agreement with, the Federal Reserve. Enforcement actions can include a variety of informal and formal supervisory actions. The formal actions include cease and desist and other orders, enforceable written agreements, and removal and prohibition orders, which can remove certain management officials from office or disallow them from further involvement in the affairs of any regulated entity. Informal actions, which in many cases will not be publicly available, include memorandums of understanding, supervisory letters, and resolutions. For the most serious violations under federal banking laws, the Federal Reserve may impose civil money penalties and criminal penalties. Moreover, any restrictions placed on Fifth Third Bancorp or Fifth Third Bank as a result of any of these regulatory actions may apply to us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business.

As long as we are deemed to be controlled by Fifth Third Bancorp for bank regulatory purposes, we generally may conduct only activities that are authorized for a BHC or an FHC under the BHC Act. BHCs may not engage, directly or indirectly, in activities other than banking, managing or controlling banks, furnishing services to its subsidiary banks, or activities the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. BHCs are expressly authorized to engage in data, payment and information processing. BHCs that meet certain eligibility requirements may also elect to become FHCs. Fifth Third Bancorp has made such an election and may be authorized to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company under the BHC Act, which are activities that are (i) financial in nature or incidental to financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In addition to the activities restrictions of the BHC Act, as a subsidiary of Fifth Third Bank for bank regulatory purposes, our activities are generally limited to those that are permissible for a national bank. These activities are generally more limited than the BHC and FHC activities permitted under the BHC Act and include activities that are part of, or incidental to, the business of banking. Payment and information processing services are expressly authorized for a national bank. Further, as a condition to Fifth Third Bank's investment in us, we are required to limit our activities to those activities permissible for a national bank. Accordingly, under the Amended and Restated Vantiv Holding Limited Liability Company Agreement: (i) we are required to notify Fifth Third Bank before we engage in any activity, by acquisition, investment, organic growth or otherwise, that may reasonably require Fifth Third Bank or an affiliate of Fifth Third Bank to obtain regulatory approval, so that Fifth Third Bank can determine whether the new activity is permissible, permissible subject to regulatory approval, or impermissible; and (ii) if a change in the scope of our business activities causes the ownership of our equity not to be legally permissible for Fifth Third Bank without first obtaining regulatory approvals, then Vantiv, Inc. and Vantiv Holding must use reasonable best efforts to assist Fifth Third Bank in obtaining the regulatory approvals, and if the change in the scope of our business activities is impermissible, then Vantiv, Inc. and Vantiv Holding will not engage in such activity.

In certain circumstances, prior approval of the Federal Reserve or the ODFI may be required before Fifth Third Bancorp, Fifth Third Bank or their subsidiaries for bank regulatory purposes, including us, can engage in permissible activities. The Federal Reserve has broad powers to approve, deny or refuse to act upon applications or notices for us to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. Federal Reserve approval may also be required before any subsidiary for bank regulatory purposes of Fifth Third Bancorp or Fifth Third Bank, including us, engages in activities abroad or invests in a non-U.S. company.

The CFPB, created by the Dodd-Frank Act, will assume most of the regulatory responsibilities currently exercised by the federal banking regulators and other agencies with respect to consumer financial products and services and will have additional powers granted by the Dodd-Frank Act. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting unfair, deceptive or abusive acts or practices by persons offering consumer financial products or services and those, such as us, who are service providers to such persons, and has authority to enforce these consumer financial protection laws and CFPB rules. We are subject to direct supervision and examination by the CFPB, because we are an affiliate of Fifth Third Bank (which is an insured depository institution with greater than $10 billion in assets for bank regulatory purposes), and as a service provider to insured depository institutions with assets of $10 billion or more in connection with their consumer financial products and to entities that are larger participants in markets for consumer financial products and services such as prepaid cards. CFPB rules and examinations may require us to adjust our activities and may increase our compliance costs.

Collection Services State Licensing

Ancillary to our credit card processing business, we are subject to the Fair Debt Collection Practices Act and various similar state laws. We are authorized in 19 states to engage in debt administration and debt collection activities on behalf of some of our card issuing financial institution clients through calls and letters to the debtors in those states. We may seek licenses in other states to engage in similar activities in the future.

Association and Network Rules

While not legal or governmental regulation, we are subject to the network rules of Visa, MasterCard and other payment networks. The payment networks routinely update and modify their requirements. On occasion, we have received notices of non-compliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures. Our failure to comply with the networks' requirements or to pay the fines they impose could cause the termination of our registration and require us to stop providing payment processing services.

Privacy and Information Security Regulations

We provide services that may be subject to privacy laws and regulations of a variety of jurisdictions. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver's license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.

Processing and Back-Office Services

As a provider of electronic data processing and back-office services to financial institutions we are also subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body of the FDIC, the Office of the Comptroller of the Currency, the Federal Reserve, the National Credit Union Administration and the CFPB. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients' auditors and regulators. We are also subject to review under state laws and rules that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.

Anti-Money Laundering and Counter Terrorist Regulation

Our business is subject to U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, which we refer to collectively as the BSA. The BSA, among other things, requires money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records.

We are also subject to certain economic and trade sanctions programs that are administered by the Treasury Department's Office of Foreign Assets Control, or OFAC, that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations.

Similar anti-money laundering, counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified on lists maintained by organizations similar to OFAC in several other countries and which may impose specific data retention obligations or prohibitions on intermediaries in the payment process.

We have developed and are enhancing compliance programs to monitor and address legal and regulatory requirements and developments.

Federal Trade Commission Act and Other Laws Impacting our Customers' Business

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP.  In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant's payment processor, to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services.  Various federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states' attorneys general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules and regulations and to the extent we are processing payments for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Prepaid Services

Prepaid card programs managed by us are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. For example, most states require entities engaged in money transmission in connection with the sale of prepaid cards to be licensed as a money transmitter with, and subject to examination by, that jurisdiction's banking department. In the future, we may have to obtain state licenses to expand our distribution network for prepaid cards, which licenses we may not be able to obtain. Furthermore, the Credit Card Accountability Responsibility and Disclosure Act of 2009 created new requirements applicable to general-use prepaid cards, store gift cards and electronic gift certificates effective in August 2010, and the Federal Reserve amended Regulation E with respect to such cards and electronic certificates effective in August 2010. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, us, financial institutions, merchants or others is in flux. At this time we are unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on us, financial institutions, merchants or others in a number of jurisdictions. Prepaid services may also be subject to the rules and regulations of Visa, MasterCard and other payment networks with which we and the card issuers do business. The programs in place to process these products generally may be modified by the payment networks in their discretion and such modifications could also impact us, financial institutions, merchants and others.

Furthermore, on July 26, 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act's regulations to “prepaid access” products and services. This rulemaking clarifies the anti-money laundering obligations for entities, engaged in the provision and sale of prepaid services such as prepaid cards. We have registered with FinCEN as a “money services business-provider of prepaid access” in accordance with the rule. We will become subject to examination and review by FinCEN, primarily with respect to anti-money laundering issues.

Housing Assistance Tax Act

The Housing Assistance Tax Act of 2008 included an amendment to the Code that requires information returns to be made for each calendar year by merchant acquiring entities and third-party settlement organizations with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. This requirement to make information returns applies to returns for calendar years beginning in 2011. Reportable transactions are also subject to backup withholding requirements. We could be liable for penalties if our information return is not in compliance with the new regulations. In addition, these new regulations will require us to incur additional costs to modify our systems so that we may provide compliant services but may also provide opportunities for us to offer additional revenue producing services to our clients.

Other

We are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws in the United States which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time such as, in our Merchant Services business, account balances that are due to a merchant following discontinuation of its relationship with us.

The foregoing list of laws and regulations to which we are subject is not exhaustive, and the regulatory framework governing our operations changes continuously. Although we do not believe that compliance with future laws and regulations related to the payment processing industry and our business will have a material adverse effect on our business, financial condition or results of operations, the enactment of new laws and regulations may increasingly affect the operation of our business, directly and indirectly, which could result in substantial regulatory compliance costs, litigation expense, adverse publicity, the loss of revenue and decreased profitability.

Intellectual Property

Most of our services are based on proprietary software and related payment systems solutions. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as employee and third-party non-disclosure, confidentiality and other types of contractual arrangements to establish, maintain and enforce our intellectual property rights in our technology, including with respect to our proprietary rights related to our products and services. In addition, we license technology from third parties.

As of December 31, 2012, we own four U.S. issued patents and four U.S. pending patent applications. These patents generally relate to systems and methods related to payment system functionality. We own a number of trademarks including “VANTIV”, “NPC”, “NATIONAL PROCESSING COMPANY” and “JEANIE”. We also own other valuable trademarks and designs covering various brands, products, programs and services, including “OMNISHIELD”, “RETRIEVER PAYMENT SYSTEMS”, and “DESIGN IT! PHOTOCARD.” We have a number of registered copyrights, most notably a copyright for software used for the authorization processing of merchant acquired card transactions.

Employees

As of December 31, 2012, we had 2,671 employees. As of December 31, 2012, this included 672 Merchant Services employees, 101 Financial Institution Services employees, 595 IT employees, 881 operations employees and 422 general and administrative employees. None of our employees are represented by a collective bargaining agreement. We believe that relations with our employees are good.

Corporate Information
We are a Delaware corporation. We were incorporated as Advent-Kong Blocker Corp. on March 25, 2009 and changed our name to Vantiv, Inc. on November 8, 2011. We completed our initial public offering in March 2012 and our Class A common stock is listed on the New York Stock Exchange under the symbol "VNTV." Our principal executive offices are located at 8500 Governor's Hill Drive, Symmes Township, Ohio 45249, and our telephone number is (513) 900-4811. Our website address is www.vantiv.com.
Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 and file or furnish reports, proxy statements, and other information with the U.S. Securities and Exchange Commission, or SEC. You can read our SEC filings over the Internet at the SEC's website at www.sec.gov. Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, also are available free of charge on the investors section of our website at http://investors.vantiv.com when such reports are available on the SEC's website. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on the investor section of our website.
You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section at the SEC at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. The contents of the websites referred to above are not incorporated into this filing or in any other report or document we file with the SEC, and any references to these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. Any of these risks could harm our business, results of operations, and financial condition and our prospects. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Risks Related to Our Business

If we cannot keep pace with rapid developments and change in our industry and provide new services to our clients, the use of our services could decline, reducing our revenues.

The electronic payments market in which we compete is subject to rapid and significant changes. This market is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs and the entrance of non-traditional competitors. In order to remain competitive, we are continually involved in a number of projects to develop new services or compete with these new market entrants, including ecommerce services, the development of mobile phone payment applications, prepaid card offerings, and other new offerings emerging in the electronic payments industry. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of customer acceptance. In the electronic payments industry these risks are acute. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to our clients. Furthermore, even though the market for alternative payment processing services is evolving, it may not continue to develop rapidly enough for us to recover the costs we have incurred in developing new services targeted at this market.

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

Furthermore, in response to market developments, we may expand into new geographical markets and foreign countries in which we do not currently have any operating experience. We cannot assure you that we will be able to successfully expand in such markets or internationally due to our lack of experience and the multitude of risks associated with global operations or lack of appropriate regulatory approval.

Any acquisitions, partnerships or joint ventures that we make could disrupt our business and harm our financial condition.

Acquisitions, partnerships and joint ventures effected through our subsidiaries are part of our growth strategy. We evaluate, and expect in the future to evaluate potential strategic acquisitions of and partnerships or joint ventures with complementary businesses, services or technologies. We may not be successful in identifying acquisition, partnership and joint venture candidates. In addition, we may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture. For instance, we may not be able to successfully integrate the recently acquired NPC platforms into our existing platforms. Furthermore, the integration of any acquisition, including our recent acquisition of Litle, may divert management’s time and resources from our core business and disrupt our operations. Certain partnerships and joint ventures we make may prevent us from competing for certain clients or in certain lines of business. We may spend time and money on projects that do not increase our revenue. As a subsidiary of a bank holding company, Fifth Third Bancorp, for purposes of the Bank Holding Company Act of 1956, as amended, or the BHC Act, we may conduct only activities authorized under the BHC Act for a bank holding company or a financial holding company, and as a subsidiary of a bank, Fifth Third Bank, for purposes of relevant federal and state banking laws, we may conduct only activities authorized under such laws. These activities and restrictions may limit our ability to acquire other businesses or enter into other strategic transactions. In addition, in connection with any acquisitions, we must comply with state and federal antitrust requirements. It is possible that perceived or actual violations of these requirements could give rise to regulatory enforcement action or result in us not receiving all necessary approvals in order to complete a desired acquisition. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. To the extent we pay the purchase price with proceeds from the incurrence of debt, it would increase our already high level of indebtedness and could negatively affect our liquidity and restrict our operations. Our competitors may be willing or able to pay more than us for acquisitions, which may cause us to lose certain acquisitions that we would otherwise desire to complete. In addition, pursuant to the Fifth Third Bank consent rights in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement, Fifth Third Bank’s approval is required for acquisitions and incurrences of indebtedness by us based on certain thresholds. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

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

Because we are not a bank, we are not eligible for membership in the Visa, MasterCard or other payment networks and are, therefore, unable to directly access the payment networks, which are required to process transactions. The Visa, MasterCard and other payment network operating regulations require us to be sponsored by a member bank in order to process electronic payment transactions. We are currently registered with the Visa, MasterCard and other payment networks through Fifth Third Bank, which has maintained that registration since we were established as a separate entity in 2009. Our wholly-owned subsidiary NPC Group, Inc. is currently registered with the Visa, MasterCard and other payment networks through First National Bank of Omaha which is currently scheduled to expire in December 2013, when we plan to consolidate our registration sponsorship with Fifth Third Bank. Litle is currently registered through Wells Fargo Bank and Fifth Third Bank. Our current agreement with Fifth Third Bank expires in June 2019. Furthermore, our agreements with our financial institution sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a materially adverse effect on our business, financial condition and results of operations. We also rely on various financial institutions to provide clearing services in connection with our settlement activities. If our sponsorships or clearing services agreements are terminated and we are unable to secure another bank sponsor or clearing service provider, we will not be able to process Visa, MasterCard and other payment network transactions or settle transactions which would have a material adverse effect on our business, financial condition and results of operations.

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

If consumers do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit, debit and prepaid cards which is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations. In response to rules implementing the

Durbin Amendment, financial institutions may charge their customers additional fees for the use of debit cards. If such fees result in decreased use of debit cards by cardholders, our business, financial condition and results of operations may be adversely affected.  In addition, on November 29, 2012, the court preliminary approved a definitive class settlement agreement to resolve the plaintiff’s claims in the U.S. merchant class multi-district interchange litigation against Visa, MasterCard and the named member banks. Among other terms, the settlement agreement provides for the modification of Visa and MasterCard’s rules to allow retailers to impose a surcharge on credit card transactions at the point of sale under certain conditions. This provision or other provisions in the final settlement agreement if finally approved may result in decreased use of credit cards or have other adverse impacts that are not readily known and that we may not know for some time.  We believe future growth in the use of credit, debit and prepaid cards and other electronic payments will be driven by the cost, ease-of-use, and quality of services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods including, credit, debit and prepaid cards. Moreover, if there is an adverse development in the payments industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our business, financial condition and results of operations may be adversely affected.

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

If Fifth Third Bank, as one of our largest clients and provider of the services under our Clearing, Settlement and Sponsorship Agreement, Referral Agreement and Master Services Agreement, were to be placed into receivership or conservatorship, it could jeopardize our ability to generate revenue and conduct our business. Fifth Third Bank accounted for approximately 4% of our revenue during the years ended December 31, 2012 and 2011 and provides crucial services to us. The loss of both a major client and material service provider due to a receivership or conservatorship, could have a materially adverse effect on our business, financial condition and results of operations.

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

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or

UDAP.  In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant's payment processor, to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services.  Various federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states' attorneys general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules and regulations and to the extent we are processing payments for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.
 Furthermore, on July 26, 2011, the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, issued a final rule regarding the applicability of the Bank Secrecy Act’s regulations to “prepaid access” products and services. This rulemaking clarifies the anti-money laundering obligations for entities engaged in the provision and sale of prepaid services such as prepaid cards. We have registered with FinCEN as a “money services business—provider of prepaid access” in accordance with the rule. Notwithstanding previously implemented anti-money laundering procedures pursuant to various contractual obligations, the rule increases our regulatory risks and, as with other regulatory requirements, violations of the rule could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2012, Fifth Third Bank owned an equity interest representing approximately 33.1% of the voting and economic equity interest of Vantiv Holding and 18.5% of the voting interest in Vantiv, Inc.

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

We may not receive regulatory authority to create such an entity, or, if created, we may be unable to comply with all requirements. We will need Fifth Third Bank’s cooperation to form and operate any such entity for offshore activities, and the regulatory burdens imposed upon Fifth Third Bank may be too extensive to justify its establishment or continuation. If, after the entity is formed, we or Fifth Third Bank are at any time unable to comply with any ongoing regulatory requirements, the

Federal Reserve or ODFI may impose additional limitations or restrictions on Fifth Third Bank’s or our operations, which could potentially force us to limit the activities or dispose of the entity.

As stated above, we may not be able to obtain regulatory approval to establish any such entity for foreign acquisitions or to comply with all applicable requirements for such an entity. If the regulatory burdens are too severe, there can also be no assurance that Fifth Third Bank will find it acceptable to engage in offshore activities through these vehicles.

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

We may need to raise additional funds to finance our future capital needs, including developing new services and technologies, and to fund ongoing operating expenses. We also may need additional financing earlier than we anticipate if we, among other things:

•
purchase residual equity (the portion of our commissions or residuals that we have committed to our distribution channel partners for as long as the merchant processes with us, which we may buy out at an agreed multiple) from a large number of distribution channel partners

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

We have a high level of indebtedness. As of December 31, 2012, we had total indebtedness of $1.3 billion. For the year ended December 31, 2012, total payments under our annual debt service obligations, including interest and principal, were $99.6 million. Our high degree of leverage could have significant negative consequences, including:

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

Our balance sheet includes goodwill and intangible assets that represent 68% of our total assets at December 31, 2012. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and certain other intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition and results of operations.

We are party to four tax receivable agreements with our pre-initial public offering investors and the amounts we may be required to pay under these agreements could be significant.

Prior to the consummation of our initial public offering, we entered into four tax receivable agreements with our pre-initial public offering investors. One tax receivable agreement provides for the payment by us to Fifth Third Bank of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third Bank or from the future exchange of units by Fifth Third Bank for cash or shares of our Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. The second of these tax receivable agreements provides for the payment by us to Advent of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result of our use of our tax attributes in existence prior to our initial public offering, as well as the tax benefits attributable to payments made under such tax receivable agreement. The third of these tax receivable agreements provides for the payment by us to our pre-initial public offering investors of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that NPC actually realizes as a result of its use of its NOLs and other tax attributes, as well as the tax benefits attributable to payments made under such tax receivable agreement, with any such payment being paid to Advent, Fifth Third Bank and JPDN according to their respective ownership interests in Vantiv Holding immediately prior to the reorganization transactions. The fourth of these tax receivable agreements provides for the payment to JPDN of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result in the increase of tax basis that may result from the Vantiv Holding units exchanged for our Class A common stock by JPDN, as well as the tax benefits attributable to payments made under such tax receivable agreement.

The payments we will be required to make under the tax receivable agreements could be substantial. As of December 31, 2012, we have recorded a liability of approximately $485 million associated with the tax receivable agreements. We will incur additional liabilities in connection with any future purchases by us of units in Vantiv Holding from Fifth Third Bank or from the future exchange of units by Fifth Third Bank for cash or shares of our Class A common stock, which we cannot quantify at this time and which could be significant.  It is possible that future transactions or events, including changes in tax rates, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material adverse effect on our liquidity if, as a result of timing discrepancies or otherwise, distributions to us by Vantiv Holding are not sufficient to permit us to make payments under the tax receivable agreements after we have paid taxes. The payments under the tax receivable agreements are not conditioned upon the continued ownership of us or Vantiv Holding by the other parties to that agreement.

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

We are a holding company (and are required to remain as one until the exchange agreement, dated March 21, 2012 between us and Fifth Third Bank, or the Exchange Agreement, is no longer in effect), and we conduct all of our operations through Vantiv Holding and its subsidiaries. We have no material assets other than our ownership of units of Vantiv Holding. We have no independent means of generating revenues. We intend to, in accordance with the Amended and Restated Vantiv Holding Limited Liability Company Agreement, cause Vantiv Holding to make periodic tax distributions to its members computed based on an estimate of the net taxable income of Vantiv Holding allocable to a holder of its units multiplied by an assumed tax rate and only to the extent that the amount of all distributions from Vantiv Holding for the relevant year is less than such computed amount. The Amended and Restated Vantiv Holding Limited Liability Company Agreement contains consent rights that effectively require Fifth Third Bank’s approval of all distributions paid by Vantiv Holding, other than periodic tax distributions, payments required under the Exchange Agreement and payments under the Advancement Agreement dated March 21, 2012 between us and Vantiv Holding, which allows us to make payments under our tax receivable agreement related to the NPC NOLs, make payments under our other tax receivable agreements to the extent not covered by payments made pursuant to the Amended and Restated Vantiv Holding Limited Liability Company Agreement and make payments required under the Exchange Agreement, pay our franchise taxes and cover our reasonable administrative and corporate expenses. To the extent that we need funds and Vantiv Holding is restricted from making such distributions under applicable law or regulation, as a result of Fifth Third Bank’s consent rights at Vantiv Holding, or by the terms of Vantiv Holding’s indebtedness, or Vantiv Holding is otherwise unable to provide such funds, it could materially adversely affect our liquidity and, consequently, our business, financial condition and results of operations.

Each of Advent and Fifth Third Bank independently have substantial control over us and Vantiv Holding and will be able to influence corporate matters with respect to us and Vantiv Holding.  Advent and Fifth Third Bank may have interests that differ from each other and from those of our other stockholders.

As of December 31, 2012, Advent and Fifth Third Bank directly or indirectly hold, in the aggregate, approximately 41.9% and 18.5% of the voting power of our outstanding common stock, respectively. In addition, Fifth Third Bank also has consent rights pursuant to our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement with respect to certain significant matters. As a result, each of Advent and Fifth Third Bank will be able to strongly influence the election of our directors and potentially control the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions. The total value and voting power of the Class A common stock and the Class B common stock that Fifth Third Bank holds (not including, for the avoidance of doubt, any ownership interest in units of Vantiv Holding) is limited to 18.5% at any time other than in connection with a stockholder vote with respect to a change of control, in which event Fifth Third Bank will have the right to that full number of votes equal to the number of shares of Class A common stock and Class B common stock it owns, which amount will represent voting power equal to such ownership as a percentage of all Class A common stock and Class B common stock (and any preferred stock we may issue in the future which is entitled to vote with the Class A common stock). In addition, three of our 11 directors are employees of Advent. Fifth Third Bank has the right to elect a number of our directors proportionate to the voting power represented by the Class B common stock owned by Fifth Third Bank but not exceeding 18.5% of the board of directors; accordingly, two of our 11 directors are employees of Fifth Third Bank or its affiliates.

The interests of Advent and Fifth Third Bank may not coincide with each other or the best interests of other holders of our Class A common stock. This concentration of voting power could also have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to the holders of our Class A common stock.

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock. We, our directors, executive officers, Advent and Fifth Third Bank have agreed to lock-up agreements with the underwriters of our December 6, 2012, secondary public offering that restrict us, our directors and executive officers, and these stockholders, subject to specified exceptions, from selling or otherwise disposing of any shares of our stock for a period of 90 days after December 6, 2012, the date of our secondary public offering, subject to potential extension under certain circumstances, without the prior consent of the underwriters. As of December 31, 2012, we had 142,243,680 shares of Class A common stock outstanding. After these lock-up agreements have expired and subject to vesting requirements and the requirements of Rule 144 of the Securities Act, approximately 167,755,689 additional shares will be eligible for sale in the public market, including any shares of Class A common stock that Fifth Third Bank obtains through the exercise of their right to exchange Class B units of Vantiv Holding for shares of our Class A common stock, as well as any shares of Class A common stock obtained through any conversion of Class C non-voting units of Vantiv Holding issuable upon exercise of the Warrant held by Fifth Third Bank. Advent and Fifth Third Bank (and certain permitted transferees thereof) have registration rights with respect to the Class A common stock they hold. We have also registered 35,500,000 shares of our Class A common stock that we have issued or have reserved for issuance under our 2012 equity incentive plan. These shares may be sold in the public market upon issuance and once vested, subject to the 90-day lock-up period for awards held by our executive officers and directors and other restrictions provided under the terms of the equity incentive plan and applicable award agreements.

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

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of our Class A common stock regardless of our results of operations. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide price fluctuations in response to various factors, including, among other things, the risk factors described in this section of this Annual Report on Form 10-K, and other factors beyond our control.  Factors affecting the trading price of our common stock will include:

•	market conditions in the broader stock market;

•	actual or anticipated variations in our quarterly financial and operating results;

•	variations in operating results of similar companies;

•	introduction of new services by us, our competitors or our clients

•	issuance of new, negative or changed securities analysts’ reports or recommendations or estimates;

•	investor perceptions of us and the industries in which we or our clients operate;

•	sales, or anticipated sales, of our stock, including sales by existing stockholders;

•	additions or departures of key personnel;

•	regulatory or political developments;

•	stock-based compensation expense under applicable accounting standards;

•	litigation and governmental investigations; and

•	changing economic conditions.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties
Our principal place of business is our corporate headquarters located at 8500 Governor's Hill Drive, Symmes Township, Cincinnati, Ohio 45249.

In addition to our corporate headquarters and as of December 31, 2012, we leased operational, sales, and administrative facilities in Colorado, Florida, Indiana, Illinois, Kentucky, Texas and Massachusetts. As of December 31, 2012, we leased data center facilities in Kentucky and Michigan and a communications hub in Ohio co-located with Fifth Third Bank. We believe that our facilities are suitable and adequate for our business as presently conducted, however, we periodically review our facility requirements and may acquire new space to meet the needs of our business or consolidate and dispose of facilities that are no longer required.

Item 3. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes none of these matters, either individually or in the aggregate, would have a material adverse effect on us.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock has traded on the New York Stock Exchange under the symbol "VNTV" since March 22, 2012. Prior to that date, there was no public trading market for our Class A common stock. Our initial public offering of Class A common stock was priced at $17.00 per share on March 21, 2012. There is currently no established public trading market for our Class B common stock. The information presented in the table below represents the high and low sales prices per share of Class A common stock as reported on the NYSE for the periods indicated.

2012	High	Low
First Quarter (beginning March 22, 2012)	$20.65	$18.49
Second Quarter	$24.43	$19.30
Third Quarter	$24.06	$21.27
Fourth Quarter	$22.15	$18.85

There were approximately 114 holders of record of our Class A common stock and one holder of our Class B common stock as of February 1, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	47,102	$20.97	—	—
November 1, 2012 to November 30, 2012	2,154	$19.65	—	—
December 1, 2012 to December 31, 2012	37,066	$20.56	—	—

(1)         Consists of delivery of shares of Class A common stock to us on vesting of restricted shares to pay taxes.

Dividend Policy

We do not anticipate declaring or paying any cash dividends on our capital stock in the foreseeable future. We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third Bank consent rights in the Amended and Restated Vantiv Holding Limited Company Agreement. Excepted from the consent rights are tax distributions made pursuant to the Amended and Restated Vantiv Holding Limited Liability Company Agreement, payments required under the Exchange Agreement and payments under the Advancement Agreement, which provides for payments by Vantiv Holding to us for required payments under our tax receivable agreement related to the NPC NOLs, and to the extent not covered by payments made pursuant to the Amended and Restated Vantiv Holding Limited Liability Company Agreement, required payments under our other tax receivable agreements, required payments under the Exchange Agreement, our franchise taxes and our reasonable administrative and corporate expenses. The amounts available to us to pay cash dividends are also restricted by our subsidiaries' debt agreements. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Vantiv Holding paid aggregate tax distributions to or on behalf of its equity holders, including Fifth Third Bank and JPDN Enterprises, LLC, an affiliate of Charles D. Drucker, our chief executive officer, of $32.6 million and $2.8 million, respectively, for the years ended December 31, 2012 and 2011, pursuant to the terms of the Amended and Restated Vantiv Holding Limited Liability Company Agreement. Vantiv Holding will continue to make tax distributions to its equity holders in accordance with the Amended and Restated Vantiv Holding Limited Liability Company Agreement. In connection with the reorganization transactions, we paid Fifth Third Bank a $15.0 million fee related to the modification of its consent rights (specifically with respect to (i) increasing the threshold on when certain actions require Fifth Third Bank's approval, (ii) the termination of transferability and (iii) all of the consent rights terminating upon the transfer of more than 50% of the shares of Class A and Class B common stock held by Fifth Third Bank and its affiliates immediately following the consummation of our initial public offering) under the prior Amended and Restated Vantiv Holding Limited Liability Company Agreement. During the year ending December 31, 2012, Vantiv, Inc. made a cash distribution of approximately $40.1 million in the aggregate to certain funds managed by Advent as well as to Pamela H. Patsley, a former director, which amount represented accumulated cash in Vantiv, Inc. resulting from tax distributions we received as a member of Vantiv Holding prior to our initial public offering and that was payable to certain funds managed by Advent as well as to Ms. Patsley as our stockholders prior to our initial public offering.

Stock Performance Graph

The following graph shows a comparison from March 22, 2012 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2012 of the cumulative total return for our Class A common stock, the S&P 500 Index and the S&P Information Technology Index. Data for the S&P 500 Index and the S&P Information Technology Index assume reinvestment of dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Vantiv, Inc. under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The periods prior to and including June 30, 2009, the date of the separation from Fifth Third Bank, are referred to in the following table as “Predecessor,” and all periods after such date are referred to in the following table as “Successor.” Prior to the separation from Fifth Third Bank, we operated as a business unit of Fifth Third Bank. As a result, the financial data for the predecessor periods included in this Annual Report on Form 10-K does not necessarily reflect what our financial position or results of operations would have been had we operated as a separate, stand-alone entity during those periods. The financial statements for all successor periods are not comparable to those of the predecessor periods.

The following table sets forth our historical financial and other data for the periods and as of the dates indicated. We derived the statement of income data for the years ended December 31, 2012, 2011 and 2010 and our balance sheet data as of December 31, 2012 and 2011 from our audited financial statements for such periods included elsewhere in this Annual Report on Form 10-K. The statement of income data for the six months ended December 31, 2009 and June 30, 2009 and the year ended December 31, 2008 and the balance sheet data as of December 31, 2010, 2009, and 2008 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

The results indicated below are not necessarily indicative of our future performance. You should read this information together with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and "Item 8 - Financial Statements and Supplementary Data."

	Successor				Predecessor
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009	Year Ended December 31, 2008
	(in thousands, except per share data)
Statement of income data:
Revenue	$1,863,239	$1,622,421	$1,162,132	$506,002	$444,724	$884,918
Network fees and other costs	840,597	756,735	595,995	254,925	221,680	433,496
Sales and marketing	280,644	236,917	98,418	32,486	37,561	71,247
Other operating costs	158,374	143,420	124,383	48,275	—	—
General and administrative	118,231	86,870	58,091	38,058	8,468	8,747
Depreciation and amortization	160,538	155,326	110,964	49,885	2,356	2,250
Allocated expenses (1)	—	—	—	—	52,980	114,892
Income from operations	304,855	243,153	174,281	82,373	121,679	254,286
Interest expense-net	(54,572)	(111,535)	(116,020)	(58,877)	(9,780)	—
Non-operating expenses	(92,672)	(14,499)	(4,300)	(9,100)	(127)	(5,635)
Income before applicable income taxes	157,611	117,119	53,961	14,396	111,772	248,651
Income tax expense (benefit)	46,853	32,309	(956)	(191)	36,891	96,049
Net income	110,758	84,810	54,917	14,587	$74,881	$152,602
Less: net income attributable to non-controlling interests	(53,148)	(48,570)	(32,924)	(16,728)
Net income (loss) attributable to Vantiv, Inc.	$57,610	$36,240	$21,993	$(2,141)
Net income (loss) per share of Class A common stock attributable to Vantiv, Inc. (2):
Basic	$0.50	$0.40	$0.25	$(0.02)
Diluted	$0.47	$0.40	$0.25	$(0.02)
Shares used in computing net income (loss) per share of Class A common stock (2):
Basic	116,258,204	89,515,617	89,515,617	89,515,617
Diluted	122,747,362	89,515,617	89,515,617	89,515,617

(1)
Represent expenses allocated to us prior to June 30, 2009, while we were a business unit of Fifth Third Bank. These expenses were related to certain functions performed by Fifth Third Bank on behalf of the business unit, such as information technology, operational and administrative functions.

(2)
We have retrospectively adjusted our earnings per share and average shares outstanding for the Successor periods to reflect the reorganization transactions. See Note 1 - Basis of Presentation in "Item 8 - Financial Statements and Supplementary Data."

	As of December 31,

	2012	2011	2010	2009	2008
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$67,058	$370,549	$236,512	$289,169	$2
Total assets	3,979,529	3,489,710	3,370,517	2,661,997	558,776
Total long-term liabilities	1,665,826	1,793,270	1,750,977	1,239,153	—
Non-controlling interests	626,309	632,022	599,256	590,915	—
Total equity	1,444,235	1,255,720	1,194,713	1,162,642	436,637

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Vantiv, Inc. ("Vantiv", "we", "us", or "our company" refer to Vantiv, Inc. and its subsidiaries)and outlines the factors that have affected recent results, as well as those factors that may affect future earnings. Our actual results may differ materially from those anticipated in these forward looking statements as a result of many factors, including those set forth under "Risk Factors," Forward Looking Statements" and elsewhere in this report. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in "Item 8 - Financial Statements and Supplementary Data" of this report.

General

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

We believe our single, proprietary technology platform is differentiated from our competitors' multiple platform architectures. Because of our single point of service and ability to collect, manage and analyze data across the payment processing value chain, we can identify and develop new services more efficiently. Once developed, we can more cost-effectively deploy new solutions to our clients through our single platform. Our single scalable platform also enables us to efficiently manage, update and maintain our technology, increase capacity and speed and realize significant operating leverage.

We enable merchants of all sizes to accept and process credit, debit and prepaid payments and provide them supporting services, such as information solutions, interchange management and fraud management, as well as vertical-specific solutions in sectors such as grocery, pharmacy, retail, petroleum and restaurants/quick service restaurants. We also provide mission critical payment services to financial institutions, such as card issuer processing, payment network processing, fraud protection, card production, prepaid program management, ATM driving and network gateway and switching services that utilize our proprietary Jeanie PIN debit payment network.

We provide small and mid-sized clients with the comprehensive solutions that we have developed to address the extensive requirements of our large clients. We then tailor these solutions to the unique needs of our small and mid-sized clients. In addition, we take a consultative approach to providing these services that helps our clients enhance their payments-related services.

We distribute our services through direct and indirect distribution channels using a unified sales approach that enables us to efficiently and effectively target merchants and financial institutions of all sizes. Our direct channel includes a national sales force that targets financial institutions and national merchants, regional and mid-market sales teams that sell solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. Our indirect channel to merchants includes relationships with a broad range of independent sales organizations ("ISOs"), merchant banks, value-added resellers and trade associations that target merchants, including difficult to reach small and mid-sized merchants. Our indirect channel to financial institutions includes relationships with third-party resellers and core processors.

Executive Overview

In March 2012, we completed the IPO of our Class A common stock. In connection with our IPO, we effected several reorganization transactions. On August 2, 2012, a secondary offering took place in which Advent sold 14,064,500 shares of Vantiv Class A common stock. On December 6, 2012, a secondary offering took place in which Fifth Third Bank sold 13,700,000 shares of Vantiv Class A common stock. We did not receive any proceeds from the secondary offerings. See Note 1 - Basis of Presentation "Initial Public Offering and Reorganization Transactions" section and Note 10 - Controlling and Non-controlling Interests in Vantiv Holding in "Item 8 - Financial Statements and Supplementary Data" for more information.

Revenue for the year ended December 31, 2012, increased 15% to $1,863.2 million from $1,622.4 million in 2011. The revenue growth was due primarily to transaction growth of 19% driven primarily by investments in sales and marketing in connection with the expansion of our distribution, partially offset by a slight decline in revenue per transaction primarily attributable to the addition of a large national processing contract in the second quarter of 2012.

Income from operations for the year ended December 31, 2012, increased 25% to $304.9 million from $243.2 million in 2011.

Net income for the year ended December 31, 2012, increased 31% to $110.8 million from $84.8 million in 2011. Net income attributable to Vantiv, Inc. for the year ended December 31, 2012, increased 59% to $57.6 million from $36.2 million in 2011.

Recent Acquisitions

On November 30, 2012, we acquired Litle & Co., LLC ("Litle"), an ecommerce payment processor for approximately $361 million in cash. This acquisition will strengthen our capabilities in ecommerce, expand our customer base of online merchants and enable the delivery of Litle's innovative ecommerce solutions to our merchant and financial institution clients. The acquisition of Litle generated tax benefits with a net present value of approximately $66 million which will be recognized over a period of 15 years from the date of the acquisition. The acquisition of Litle did not have a significant impact on our results of operations for the year ended December 31, 2012.

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

Merchant Services

We provide a comprehensive suite of payment processing services, including acquiring and processing transactions, value-added services and merchant services for banks and credit unions. We authorize, clear, settle and provide reporting for electronic payment transactions for our merchant services clients. Our client base includes approximately 400,000 merchant locations, with an emphasis on non-discretionary everyday spend categories where spending has generally been more resilient during economic downturns.

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

Our Financial Institution Services revenues are primarily derived from debit, credit and ATM card transaction processing, ATM driving and support, and PIN debit processing services. Financial Institution Services revenue associated with processing transactions includes per transaction and account related fees, card production fees and fees generated from our Jeanie network. Financial Institution Services revenue is impacted by the number of financial institutions using our services as well as their transaction volume. The number of financial institutions in the United States has declined as a result of prevailing economic conditions, consolidation as well as other market and regulatory pressures. These factors have contributed to industry-wide pricing compression of the fees that financial institutions are willing to pay for payment processing. Since 2009, pricing compression in the Financial Institution Services segment has represented 4% or less of net revenue on an annual basis.

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

Expenses

Set forth below is a brief description of the components of our expenses, aside from the network fees and other costs discussed above:

•
Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, advertising and promotional costs and residual payments made to ISOs, agent banks and other third party resellers.

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

•
Non-operating expenses consist of charges related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing; a one-time activity fee assessed by MasterCard as a result of our IPO; charges related to the refinancing of our senior secured credit facilities in 2011; and, during 2010 and 2011, periodic changes in the value of the put rights we received in connection with the separation from Fifth Third Bank in 2009.

Factors and Trends Impacting Our Business and Results of Operations

We expect a number of factors will impact our business, results of operations and financial condition. In general, our revenue is impacted by the number and dollar volume of card based transactions which in turn are impacted by general economic conditions, consumer spending and the emergence of new technologies and payment types, such as ecommerce, mobile payments, and prepaid cards. In our Merchant Services segment, our net revenues are impacted by the mix of the size of merchants that we provide services to as well as the mix of transaction volume by merchant category. In our Financial Institution Services segment, our net revenues are also impacted by the mix of the size of financial institutions to which we provide services as well as consolidation and market and industry pressures, which have contributed and are expected to continue to contribute to pricing compression of payment processing fees in this segment. We also expect our results of operations to be impacted by the factors affecting the comparability of our results of operations discussed below.

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

Transition, Acquisition and Integration Costs

Subsequent to our separation from Fifth Third Bank in June 2009, our expenses included certain transition costs, including costs incurred for our human resources, finance, marketing and legal functions and severance costs, consulting fees related to non-recurring transition projects and expenses related to various strategic and separation initiatives. In connection with our acquisitions, we incurred acquisition and integration costs, consisting primarily of consulting fees for advisory and integration services. These costs are included in other operating costs and general and administrative expenses. For the years ended December 31, 2012, 2011 and 2010, transition, acquisition and integration costs were $11.0 million, $37.3 million and $49.0 million, respectively.

Share-Based Compensation

Prior to our IPO, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan. In connection with the IPO, outstanding awards under the Vantiv Holding Management Phantom Equity Plan were converted into unrestricted and restricted stock, issued under our 2012 Equity Incentive Plan. On the IPO date, we also granted restricted stock units to members of our board of directors and certain employees and intend to grant additional share-based awards in the future. During the years ended December 31, 2012, 2011 and 2010 we incurred share-based compensation expense of $33.4 million, $3.0 million and $2.8 million, respectively, which is included in general and administrative expense. See Note 14 - Share-Based Compensation Plans in “Item 8 - Financial Statements and Supplementary Data.”

Non-operating Expenses

For the year ended December 31, 2012, we recorded $92.7 million within non-operating expenses, which consisted of $86.7 million related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in March 2012 and a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.  During the year ended December 31, 2011, we recorded $14.5 million within non-operating expenses of which $13.7 million related primarily to the refinancing of our senior secured credit facilities in May 2011. These expenses were $4.3 million for the year ended December 31, 2010, and consisted of losses related to the put rights we received in connection with the separation from Fifth Third Bank.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third Bank subsequent to our IPO and by Fifth Third Bank and JPDN Enterprises, LLC ("JPDN") prior to our IPO, our results of operations include net income attributable to non-controlling interests. Net income attributable to non-controlling interests for the years ended December 31, 2012, 2011 and 2010 was $53.1 million, $48.6 million and $32.9 million, respectively. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third Bank will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our stockholders.

Cash Net Income

We use cash net income for financial and operational decision making as a means to evaluate period-to-period comparisons of our results of operations. We believe cash net income provides useful information about operating results, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to key metrics used by management in its financial and operational decision making.

Cash net income includes adjustments to exclude amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions; share-based compensation expense; transition costs associated with our separation from Fifth Third Bank; integration costs incurred in connection with acquisitions; non-operating expenses; conversion of non-controlling interests into shares of Class A common stock and tax benefits due to the amortization of intangible assets and other tax attributes resulting from or acquired with our acquisitions, including Litle, and to the tax basis step up associated with our separation from Fifth Third Bank and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under tax receivable agreements (“TRAs”) established at the time of our initial public offering.  For purposes of providing better comparability, we also made adjustments to interest and depreciation expense in 2011.  Cash net income is a non-GAAP financial measure and should be considered together with GAAP operating results.

The table below provides a reconciliation of cash net income to GAAP net income for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in thousands)
Net income	$110,758	$84,810
Transition, acquisition and integration costs (1)	11,007	37,342
Share-based compensation	33,444	2,974
Intangible amortization (2)	117,435	123,327
Depreciation and amortization adjustment (3)	—	(1,734)
Interest expense adjustment (4)	—	5,897
Non-operating expenses (5)	92,672	14,499
Income tax expense adjustment (6)	(111,832)	(82,969)
Tax adjustments (7)	6,525	—
Cash net income	$260,009	$184,146

(1)	Represents acquisition and integration costs incurred in connection with our acquisitions and costs associated with our separation from Fifth Third Bank.

(2)	Represents amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions.

(3)	Represents adjustment to depreciation and amortization associated with our property and equipment, assuming that our property and equipment at December 31, 2011 was in place on January 1, 2011.

(4)	Represents adjustment to interest expense to reflect what our interest expense would have been at December 31, 2011 if our level of debt and applicable terms was outstanding on January 1, 2011.

(5)	Expenses primarily associated with the refinancing of our debt in March 2012 and May 2011 and the termination of our interest rate swaps in March 2012.

(6)	Represents adjustment to income tax expense assuming conversion of non-controlling interests into shares of Class A common stock, including the tax effect of the adjustments described above.

(7)
Adjustment relates to tax benefits due to the amortization of intangible assets and other tax attributes resulting from or acquired with our acquisitions, including Litle, and to the tax basis step up associated with our separation from Fifth

Third Bank and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under TRAs established at the time of our initial public offering. No adjustment is made during 2011 as such adjustment would not be comparable due to our existing corporate structure and TRAs having been put in place in connection with the IPO during the current year.

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Revenue	$1,863,239	$1,622,421	$240,818	15%
Network fees and other costs	840,597	756,735	83,862	11
Net revenue	1,022,642	865,686	156,956	18
Sales and marketing	280,644	236,917	43,727	18
Other operating costs	158,374	143,420	14,954	10
General and administrative	118,231	86,870	31,361	36
Depreciation and amortization	160,538	155,326	5,212	3
Income from operations	$304,855	$243,153	$61,702	25%
Non-financial data:
Transactions (in millions)	15,362	12,935		19%

As a Percentage of Net Revenue	Year Ended December 31,
	2012	2011
Net revenue	100.0%	100.0%
Sales and marketing	27.4	27.4
Other operating costs	15.5	16.6
General and administrative	11.6	10.0
Depreciation and amortization	15.7	17.9
Income from operations	29.8%	28.1%

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenue

Revenue increased 15% to $1,863.2 million for the year ended December 31, 2012 from $1,622.4 million for the year ended December 31, 2011. The increase was due primarily to transaction growth of 19% driven primarily by investments in sales and marketing in connection with the expansion of our distribution. Revenue growth lagged transaction growth primarily due to the addition of a large national processing contract in the second quarter of 2012.

Network Fees and Other Costs

Network fees and other costs increased 11% to $840.6 million for the year ended December 31, 2012 from $756.7 million for the year ended December 31, 2011. The increase was due primarily to transaction growth of 19%, partially offset by debit routing benefits and the elimination of third party processing fees as we transitioned clients to our single processing platform. The increase in network fees and other costs lagged transaction growth due to the addition of a large national processing contract during the second quarter for which there are no substantial associated network fees and other costs.

Net Revenue

Net revenue increased 18% to $1,022.6 million for the year ended December 31, 2012 from $865.7 million for the year ended December 31, 2011. The increase in net revenue was due primarily to transaction growth of 19%.

 Sales and Marketing

Sales and marketing expense increased 18% to $280.6 million for the year ended December 31, 2012 from $236.9 million for the year ended December 31, 2011 associated with growth in revenue and an increase in sales and marketing personnel and related costs, including residual payments made to ISOs and other third-party organizations.

Other Operating Costs

Other operating costs increased 10% to $158.4 million for the year ended December 31, 2012 from $143.4 million for the year ended December 31, 2011. The increase was primarily driven by an increase in information technology infrastructure and personnel costs associated with growth in transactions, partially offset by a reduction in transition, acquisition and integration costs of $12.6 million.

General and Administrative

General and administrative expenses increased 36% to $118.2 million for the year ended December 31, 2012 from $86.9 million for the year ended December 31, 2011. The increase was due primarily to an increase in share-based compensation of $30.5 million to $33.4 million and higher personnel costs, offset by a decrease in transition, acquisition and integration costs of $12.9 million.  The increase in share-based compensation was the result of compensation cost associated with awards triggered by our IPO in March 2012.

Depreciation and Amortization

Depreciation and amortization expense increased 3% to $160.5 million for the year ended December 31, 2012 from $155.3 million for the year ended December 31, 2011. The increase during the year was primarily due to an increase in capital expenditures largely related to our information technology infrastructure.

Income from Operations

Income from operations increased 25% to $304.9 million for the year ended December 31, 2012 from $243.2 million for the year ended December 31, 2011.

Interest Expense—Net

As a result of our debt refinancing in March 2012, interest expense—net decreased to $54.6 million for the year ended December 31, 2012 from $111.5 million for the year ended December 31, 2011. The decrease was due primarily to the reduction of our outstanding debt to $1.3 billion at December 31, 2012 from $1.8 billion at December 31, 2011 and a reduction in our weighted average interest rate to approximately 3.2% during the current year compared to 5.1% during the prior year.

Non-Operating Expenses

Non-operating expenses were $92.7 million for the year ended December 31, 2012 and consisted of $86.7 million in charges related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing as well as a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.  Non-operating expenses were $14.5 million for the year ended December 31, 2011 and consisted primarily of expenses related to the May 2011 debt refinancing.

Income Tax Expense

Income tax expense for the year ended December 31, 2012 was $46.9 million compared to $32.3 million for the year ended December 31, 2011, reflecting effective rates of 29.7% and 27.6%, respectively.  Our effective rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. The increase in our effective rate during the current year is primarily a result of the decrease in non-controlling interest, which was reduced in connection with our IPO and the December 2012 secondary offering from approximately 49% at the beginning of the year to approximately 33% at December 31, 2012. The effective tax rate is also impacted by the mix of income earned by our various legal entities. Further, as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 38.5%.

In connection with our IPO, we entered into four TRAs with our pre-IPO investors. The TRAs obligate us to make payments to such investors equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We will retain the remaining 15% of cash savings. During the year ended December 2012, the cash savings retained by us were approximately $5.7 million.

The TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in cash net income discussed above. As we purchase units of Vantiv Holding from Fifth Third or as Fifth Third exchanges units of Vantiv Holding for cash or shares of Vantiv, Inc. Class A common stock in the future, we expect the associated cash savings to increase as a result of additional tax basis increases. For a further discussion of TRAs, see the Liquidity and Capital Resources section below.

Further, as a result of the acquisition of Litle, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the year ended December 31, 2012, these benefits were approximately $0.9 million. This benefit does not have an impact on our effective tax rate; however, savings retained by us are reflected in cash net income discussed above.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$1,409,158	$1,185,253	$223,905	19%
Network fees and other costs	709,341	620,852	88,489	14
Net revenue	699,817	564,401	135,416	24
Sales and marketing	255,887	211,062	44,825	21
Segment profit	$443,930	$353,339	$90,591	26%
Non-financial data:
Transactions (in millions)	11,912	9,591		24%

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$454,081	$437,168	$16,913	4%
Network fees and other costs	131,256	135,883	(4,627)	(3)
Net revenue	322,825	301,285	21,540	7
Sales and marketing	24,757	24,046	711	3
Segment profit	$298,068	$277,239	$20,829	8%
Non-financial data:
Transactions (in millions)	3,450	3,344		3%

Net Revenue

Merchant Services

Net revenue in this segment increased 24% to $699.8 million for the year ended December 31, 2012 from $564.4 million for the year ended December 31, 2011. The increase during the year ended December 31, 2012 was due primarily to transaction growth of 24%. The increase is also a result of the addition of a large national processing contract as well as debit routing benefits, which partially offset increased network fees and other costs.

Financial Institution Services

Net revenue in this segment increased 7% to $322.8 million for the year ended December 31, 2012 from $301.3 million for the year ended December 31, 2011. The increase during the year ended December 31, 2012 was primarily due to transaction growth of 3%, and growth in value added services. In addition, network fees and other costs were reduced due to the elimination of third party processing fees as we transitioned clients to our single processing platform as well as network incentives.

Sales and Marketing

Merchant Services

Sales and marketing expense increased 21% to $255.9 million for the year ended December 31, 2012 from $211.1 million for the year ended December 31, 2011. The increase was primarily attributable to the increase in revenue and an increase in sales and marketing personnel and related costs, including residual payments to ISOs and other third-party organizations, as a result of investments in sales and marketing in connection with the expansion of our distribution.

Financial Institution Services

Sales and marketing expense increased 3% to $24.8 million for the year ended December 31, 2012 from $24.0 million for the year ended December 31, 2011. The increase was primarily due to the increase in revenue.

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Revenue	$1,622,421	$1,162,132	$460,289	40%
Network fees and other costs	756,735	595,995	160,740	27
Net revenue	865,686	566,137	299,549	53
Sales and marketing	236,917	98,418	138,499	141
Other operating costs	143,420	124,383	19,037	15
General and administrative	86,870	58,091	28,779	50
Depreciation and amortization	155,326	110,964	44,362	40
Income from operations	$243,153	$174,281	$68,872	40%
Non-financial data:
Transactions (in millions)	12,935	11,266		15%

As a Percentage of Net Revenue	Year Ended December 31,
	2011	2010
Net revenue	100.0%	100.0%
Sales and marketing	27.4	17.3
Other operating costs	16.6	22.0
General and administrative	10.0	10.3
Depreciation and amortization	17.9	19.6
Income from operations	28.1%	30.8%

 Revenue

Revenue increased 40% to $1,622.4 million for the year ended December 31, 2011 from $1,162.1 million for the year ended December 31, 2010. The increase in revenue reflects the impact of the NPC Group, Inc. ("NPC") acquisition, which accounted for $285.0 million of the increase. The remaining $175.3 million of the increase reflected transaction growth, as well as increased Visa, MasterCard, and other payment network fees that we passed through to our clients.

Network Fees and Other Costs

Network fees and other costs increased 27% to $756.7 million for the year ended December 31, 2011 from $596.0 million for the year ended December 31, 2010. Approximately $58.4 million of this increase was attributable to the NPC acquisition. The remaining increase was due to transaction growth and the impact of increased Visa, MasterCard, and other payment network fees that we passed through to our clients.

Net Revenue

Net revenue increased 53% to $865.7 million for the year ended December 31, 2011 from $566.1 million for the year ended December 31, 2010. The increase in net revenue reflected the impact of the NPC acquisition, which accounted for $226.6 million of the increase. Excluding the impact of the NPC acquisition, net revenue increased by $73.0 million, or 14%, primarily due to a 12% increase in transactions.

Sales and Marketing

Sales and marketing expense increased 141% to $236.9 million for the year ended December 31, 2011 from $98.4 million for the year ended December 31, 2010. Approximately $127.8 million of this increase was attributable to the NPC acquisition, primarily related to residual payments made to ISOs and personnel costs. Excluding the impact of the NPC acquisition, sales and marketing expense increased approximately $10.7 million, or 14%, primarily due to the addition of sales and marketing personnel and related costs.

Other Operating Costs

Other operating costs increased 15% to $143.4 million for the year ended December 31, 2011 from $124.4 million for the year ended December 31, 2010. Approximately $13.6 million of the increase was due to increased costs associated with the NPC acquisition. Excluding the impact of the NPC acquisition, other operating costs increased approximately $5.4 million, or 5%. This increase was due to an increase in stand-alone expenses of $7.9 million, which consists of expenses associated with the establishment of corporate functions as a result of the separation from Fifth Third Bank, and an increase in acquisition and integration costs of $1.5 million. These increases were partially offset by a decrease in transition related expenses of $12.8 million to $13.7 million for the year ended December 31, 2011 from $26.5 million for the year ended December 31, 2010. Excluding these costs, other operating costs increased $8.8 million, or 9%, which was primarily driven by an increase in personnel and related costs and software maintenance.

General and Administrative

General and administrative expenses increased 50% to $86.9 million for the year ended December 31, 2011 from $58.1 million for the year ended December 31, 2010. Approximately $9.0 million of the increase was due to increased expenses associated with the NPC acquisition. Excluding the impact of the NPC acquisition, the increase was approximately $19.8 million, or 36%. This increase was primarily due to an increase in stand-alone expenses of $7.2 million, an increase in transition related expenses of $1.9 million to $19.9 million for the year ended December 31, 2011 from $18.0 million for the year ended December 31, 2010, and an increase in share-based compensation of $0.2 million to $3.0 million for the year ended December 31, 2011 from $2.8 million during the year ended December 31, 2010, offset by a decrease in acquisition and integration costs of $2.2 million to $2.3 million for the year ended December 31, 2011 from $4.5 million for the year ended December 31, 2010. Excluding the impact of these items, general and administrative expenses increased by $12.7 million, or 42%. The majority of this increase related to the addition of product development, finance, legal and human resources personnel and related costs.

Depreciation and Amortization

Depreciation and amortization expense increased 40% to $155.3 million for the year ended December 31, 2011 from $111.0 million for the year ended December 31, 2010. Amortization of the customer relationship intangible assets acquired through the acquisitions of NPC and Town North Bank, N.A. ("TNB") contributed $24.5 million to the overall increase for the period. The remaining increase was primarily related to increased depreciation and amortization expense incurred as a result of an increase in capital expenditures, largely due to our transition to a stand-alone company.

Income from Operations

Income from operations increased 40% to $243.2 million for the year ended December 31, 2011 from $174.3 million for the year ended December 31, 2010. Excluding the impact of the NPC acquisition of $52.9 million, share-based compensation and transition, acquisition and integration costs of $40.3 million for the year ended December 31, 2011 as compared to $51.8 million for the year ended December 31, 2010, an increase in stand-alone expenses of $15.1 million and increased depreciation and amortization expense during 2011, income from operations increased 14%.

Interest Expense-Net

Interest expense-net decreased to $111.5 million for the year ended December 31, 2011 from $116.0 million for the year ended December 31, 2010. The decrease was due primarily to the reduced interest rate on our outstanding debt to a weighted average interest rate of approximately 5.1% during the year ended December 31, 2011 from 8.9% during the year ended December 31, 2010, substantially offset by an increase in the principal amount of our debt outstanding.

Non-Operating Expenses

Non-operating expenses increased to $14.5 million for the year ended December 31, 2011 from $4.3 million for the year ended December 31, 2010. For the year ended December 31, 2011, non-operating expenses consisted primarily of costs associated with our May 2011 debt refinancing, whereas non-operating expenses for the year ended December 31, 2010 consisted of losses related to the put rights we received in connection with the separation from Fifth Third Bank.

Income Tax Expense

Income tax expense increased to $32.3 million for the year ended December 31, 2011 as compared to an income tax benefit of $1.0 million for the year ended December 31, 2010, primarily due to increased income tax expense as a result of the NPC acquisition.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$1,185,253	$756,930	$428,323	57%
Network fees and other costs	620,852	476,932	143,920	30
Net revenue	564,401	279,998	284,403	102
Sales and marketing	211,062	73,441	137,621	187
Segment profit	$353,339	$206,557	$146,782	71%
Non-financial data:
Transactions (in millions)	9,591	8,206		17%

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$437,168	$405,202	$31,966	8%
Network fees and other costs	135,883	119,063	16,820	14
Net revenue	301,285	286,139	15,146	5
Sales and marketing	24,046	22,964	1,082	5
Segment profit	$277,239	$263,175	$14,064	5%
Non-financial data:
Transactions (in millions)	3,344	3,060		9%

Net Revenue

Merchant Services

Net revenue in this segment increased 102% to $564.4 million for the year ended December, 2011 from $280.0 million for the year ended December, 2010. Approximately $226.6 million of the increase was attributable to to the NPC acquisition. Excluding the impact of the NPC acquisition, net revenue increased by $57.8 million, or 24%. The increase was primarily due to a 14% increase in transactions, as well as a favorable impact resulting from the debit interchange legislation in the Durbin Amendment regulations primarily in the fourth quarter of 2011.

Financial Institution Services

Net revenue in this segment increased 5% to $301.3 million for the year ended December 31, 2011 from $286.1 million for the year ended December 31, 2010. The increase primarily resulted from a 9% increase in transactions. The impact of the increase in transaction volume was offset in part by price compression in connection with several long term contract renewals, resulting in the 5% increase in net revenues.

Sales and Marketing

Merchant Services

Sales and marketing expense increased 187% to $211.1 million for the year ended December 31, 2011 from $73.4 million for the year ended December 31, 2010. Approximately $127.8 million of this increase was attributable to the impact of the NPC acquisition, which primarily related to residual payments made to ISOs and personnel and related costs. Excluding the impact of the NPC acquisition, sales and marketing expense increased $9.9 million, or 19%. This increase was primarily attributable to increased sales personnel and related costs and expenses associated with the expansion of our distribution channels.

Financial Institution Services

Sales and marketing expense increased 5% to $24.0 million for the year ended December 31, 2011 from $23.0 million for the year ended December 31, 2010. The increase was primarily due to an increase in sales personnel and related costs.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under tax receivable agreements, debt service, acquisitions and public company expenses. As of December 31, 2012, our principal sources of liquidity consisted of $67.1 million of cash and cash equivalents and $210.0 million of availability under the revolving portion of our senior secured credit facilities. As of December 31, 2012, $40.0 million was borrowed under the revolving credit facility. This borrowing was repaid in January 2013. Our total indebtedness, including capital leases, was $1.3 billion as of December 31, 2012.

In connection with our IPO, we entered into the Exchange Agreement with Fifth Third, under which Fifth Third has the right, from time to time, to exchange their units in Vantiv Holding for shares of our Class A common stock or, at our option, cash. If we choose to satisfy the exchange in cash, we anticipate that we will fund such exchange through cash from operations, funds available under the revolving portion of our senior secured credit facilities, equity financings or a combination thereof.

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

On November 30, 2012, we acquired Litle, an ecommerce payment processor for approximately $361 million in cash. This acquisition was funded with cash on hand and funds drawn under our existing revolving credit facility.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$293,114	$233,454	$196,336
Net cash used in investing activities	(417,291)	(69,920)	(697,151)
Net cash (used in) provided by financing activities	(179,314)	(29,497)	448,158

Cash Flow from Operating Activities

Net cash provided by operating activities was $293.1 million for the year ended December 31, 2012 as compared to $233.5 million for the year ended December 31, 2011.  The increase is due primarily to an increase in net income, the impact of non-cash expense items included in net income, primarily related to charges associated with our debt refinancing and share-based compensation, and changes in working capital.

Net cash provided by operating activities was $233.5 million for the year ended December 31, 2011 as compared to $196.3 million for the year ended December 31, 2010. The increase was primarily due to an increase in cash earnings from operations, including an increase resulting from the impact of the NPC acquisition, which was partially offset by a decrease in the impact of the change in operating assets and liabilities, or working capital, principally due to a decrease in settlement obligations from the prior period end.

Settlement obligations represent settlement funds received by us and not yet remitted to our clients for the settlement of transactions we processed. Settlement obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $417.3 million for the year ended December 31, 2012 as compared to $69.9 million for the year ended December 31, 2011. The increase was primarily due to the acquisition of Litle and customer portfolios and related assets, partially offset by a decrease in capital expenditures during the year ended December 31, 2012.

Net cash used in investing activities was $69.9 million for the year ended December 31, 2011 as compared to $697.2 million for the year ended December 31, 2010. The decrease reflected cash used in the acquisitions of NPC and TNB during the year ended December 31, 2010, slightly offset by increased expenditures for capital assets during the year ended December 31, 2011.

Cash Flow from Financing Activities

Net cash used in financing activities was $179.3 million for the year ended December 31, 2012 as compared to $29.5 million for the year ended December 31, 2011. The net impact of our IPO proceeds and March 2012 debt refinancing, including payment of related debt issuance costs, was an outflow of approximately $81.1 million. As a result of transactions related to our IPO, we made distributions of approximately $55.1 million. During the year ended December 31, 2012, we also made repayments of debt and capital lease obligations of $93.7 million and tax distributions of $32.6 million to our non-controlling interest holders. During the year ended December 31, 2011, net cash used in financing activities consisted of repayments of debt and capital lease obligations and tax distributions to our non-controlling interest holders.

Net cash used in financing activities was $29.5 million for the year ended December 31, 2011 compared to net cash provided by financing activities of $448.2 million for the year ended December 31, 2010. During the year ended December 31, 2011, net cash used in financing activities reflected approximately $6.3 million of debt issuance costs associated with our debt refinancing in May 2011, $20.4 million of debt and capital lease obligation payments and $2.8 million of tax distributions to our non-controlling interests. During the year ended December 31, 2010, net cash provided by financing activities was increased by the incremental financing of $551.6 million used to fund the acquisition of NPC, offset by the payment of $43.6 million of debt issuance costs and $26.3 million of tax distributions to our non-controlling interests. The decrease in tax distributions to our non-controlling interests in 2011 was primarily due to lower estimated taxable income for the year ended December 31, 2011 and the application of tax distributions made in prior periods.

Credit Facilities

Debt as of December 31, 2012

Upon the completion of our IPO, we used net proceeds and cash on hand of $538.9 million to repay outstanding debt under our existing debt agreement. Contemporaneous with the repayment, we refinanced the remaining debt outstanding under the existing debt agreement, which consisted of two tranches, “term B-1” and “term B-2," and terminated our $150.0 million revolving credit facility.

As of December 31, 2012 our primary debt consisted of term A loans and term B loans and a $250.0 million revolving credit facility. As of the date of refinancing, the term A loans and term B loans had balances of $1,000.0 million and $250.0 million, respectively. The maturity dates and debt service requirements related to the term A loans and term B loans are set forth in the table below. The revolving credit facility matures in March 2017 and includes a $75.0 million swing line facility and a $40.0 million letter of credit facility. As of December 31, 2012, $40.0 million was borrowed under the revolving credit facility. This borrowing was repaid in January 2013. The commitment fee rate for the unused portion of the revolving credit facility is 0.50% per year.

As of December 31, 2012, our debt consisted of the following:

December 31, 2012
(in thousands)
$1,000.0 million term A loans, expiring on March 27, 2017, bearing interest payable quarterly based on the Company’s leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.46% at December 31, 2012) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	962,500
$250.0 million term B loans, expiring on March 27, 2019, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at December 31, 2012) and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	248,125
Borrowings under revolving credit facility (rate of 4.50% at December 31, 2012)	40,000
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at December 31, 2012)	10,131
Less: Current portion of note payable and current portion of note payable to related party	(92,500)
Less: Original issue discount	(4,651)
Note payable and note payable to related party	$1,163,605

As of December 31, 2012, Fifth Third Bank held $308.0 million of the term A loans and $12.8 million of the $40.0 million borrowed under the revolving credit facility.

The debt requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
April 1, 2012 to September 30, 2013	4.25 to 1.00	3.25 to 1.00
October 1, 2013 to September 30, 2014	4.00 to 1.00	3.50 to 1.00
Thereafter	3.75 to 1.00	3.75 to 1.00

As of December 31, 2012, we were in compliance with these covenants with a leverage ratio of 2.42 to 1.00 and an interest coverage ratio of 10.81 to 1.00.

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

Tax Receivable Agreements

In connection with our IPO, we entered into four TRAs which obligate us to make payments to our pre-IPO investors. A description of each TRA is as follows:

•
TRA with Fifth Third Bank:  Provides for the payment by us to Fifth Third Bank equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize as a result of the increases in tax basis that result from the purchase of Vantiv Holding units from Fifth Third Bank or from the exchange of Vantiv Holding units by Fifth Third Bank for cash or shares of Class A common stock, as well as the tax benefits attributable to payments made under such TRA. Any actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income.

Subsequent to the IPO, the underwriters exercised their option to purchase additional shares of our Class A common stock.  As a result, we purchased units of Vantiv Holding from Fifth Third. In connection with the secondary offering which took place in December 2012, as discussed in Note 1 - Basis of Presentation in "Item 8 - Financial Statements and Supplementary Data", Fifth Third exchanged Class B units of Vantiv Holding for Vantiv, Inc. Class A common stock. As a result of the increase in tax basis generated by these transactions, we recorded a liability under the TRA of $165.1 million.

As we purchase units of Vantiv Holding from Fifth Third or as Fifth Third exchanges units of Vantiv Holding for cash or shares of Vantiv, Inc. Class A common stock in the future, we expect the associated cash savings to increase as a result of additional tax basis increases, therefore increasing the corresponding obligations under the TRA.

•
TRA with Advent:  Provides for the payment by us to Advent equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize as a result of the use of our tax attributes in existence prior to the effective date of our IPO.

•
TRA with all pre-IPO investors:  Provides for the payment by us to our pre-IPO investors of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that NPC realizes as a result of its use of its NOLs and other tax attributes, with any such payment being paid to Advent, Fifth Third Bank and JPDN according to their respective ownership interests in Vantiv Holding immediately prior to the IPO.

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

As of December 31, 2012, our liability pursuant to the TRAs was as follows (in thousands):

December 31, 2012
TRA with Fifth Third Bank	$165,100
TRA with Advent	183,800
TRA with all pre-IPO investors	134,100
TRA with JPDN	1,700
Total	$484,700

Payments under the TRAs are only required to the extent we realize cash savings as a result of the underlying tax attributes. For each of the TRAs discussed above, the cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no increase to the tax basis of the assets of Vantiv Holding as a result of the purchase or exchange of Vantiv Holding units, had there been no tax benefit from the tax basis in the intangible assets of Vantiv Holding on the date of the IPO and had there been no tax benefit as a result of the NOLs and other tax attributes at NPC.  We will retain the benefit of the remaining 15% of these tax savings.

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year.  Therefore, we do not expect to make any payments under the TRAs during the year ended December 31, 2013.  The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2012:

		Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
		(in thousands)
Operating leases	$25,529	$6,745	$7,873	$2,222	$8,689
Capital leases	14,253	5,807	8,446	—	—
Borrowings(a)	1,372,209	86,080	211,060	815,551	259,518
Purchase commitments:
Technology and telecommunications(b)	17,222	12,616	3,128	1,478	—
Processing Services(c)	24,620	7,980	14,960	960	720
Obligations under TRAs	484,700	—	69,359	75,748	339,593
Total	$1,938,533	$119,228	$314,826	$895,959	$608,520

(a)
Represents principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters facility as of December 31, 2012. Variable interest payments were calculated using interest rates as of December 31, 2012. The table above does not include $40.0 million borrowed under the revolving credit facility outstanding as of December 31, 2012. This borrowing was repaid in January 2013.

(b)	Includes obligations related to software licenses, software maintenance support and telecommunication and network services.

(c)
We have agreements with third-party processors to provide gateway authorization and other processing services. These agreements require us to submit a minimum number of transactions for processing. If we submit a number of transactions that is less than the minimum, we are required to pay the third party processor's fees that they would have received if we had submitted the required minimum number of transactions. Processing services includes amounts due under network sponsorship agreements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, derivative financial instruments, income taxes and share-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments are discussed below.

Revenue Recognition

We have contractual agreements with our clients that set forth the general terms and conditions of the relationship including line item pricing, payment terms and contract duration. Revenues are recognized as earned (i.e., for transaction based fees, when the underlying transaction is processed) in conjunction with ASC 605, Revenue Recognition. ASC 605, Revenue Recognition, establishes guidance as to when revenue is realized or realizable and earned by using the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

We follow guidance provided in ASC 605-45, Principal Agent Considerations. ASC 605-45, Principal Agent Considerations, states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation. We recognize processing revenues net of interchange fees, which are assessed to our merchant customers on all processed transactions. Interchange rates are not controlled by us, in which we effectively act as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and its processing customers. All other revenue is reported on a gross basis, as we contract directly with the end customer, assume the risk of loss and have pricing flexibility.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. We performed our most recent annual goodwill impairment test for all reporting units as of July 31, 2012 in accordance with ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment," which permits us to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, overall financial performance, our historical share price as well as other industry specific considerations such as our regulatory environment. Based on this analysis, it was determined that it is not more likely than not that the fair value of the reporting units is less than the carrying value. Reporting units subject to the goodwill impairment test described above reflect our aggregation of certain reporting units as a result of the completion of various internal integration activities during the current year. The aggregation did not result in a reallocation of goodwill.

Intangible assets consist primarily of acquired customer relationships amortized over their estimated useful lives and an indefinite lived trade name not subject to amortization. We review the acquired customer relationships for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The indefinite lived trade name is tested for impairment annually. We performed our most recent annual trade name impairment test as of July 31, 2012, which indicated there was no impairment.

Income Taxes

We are taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have deferred tax assets and liabilities and maintain valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. As of December 31, 2012, 2011 and 2010 we had recorded no valuation allowances against deferred tax assets.

Our effective tax rate reflects the effect of our non-controlling interests as the non-controlling interest holders are responsible for paying income taxes on their percentage ownership of Vantiv Holding, thereby reducing our income tax expense. Our effective rate will increase as our controlling interest in Vantiv Holding increases as we will be responsible for paying income taxes on a greater percentage of taxable income, thereby increasing our income tax expense.

Share-Based Compensation

We expense employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. We estimate the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards is measured based on the market price of our stock on the grant date.

Phantom Equity Plan

Effective June 30, 2009, Vantiv Holding established the Phantom Equity Plan for certain employees. The aggregate number of units that may be issued under the Phantom Equity Plan was limited to approximately 15.3 million. Awards under the Phantom Equity Plan vested upon either the occurrence of certain events (“Time Awards”) or the achievement of specified performance goals (“Performance Awards”). Time Awards fully vested on the earliest of the fifth anniversary of the grant date, subject to the participant’s continued service through the end of the seventh anniversary of the grant date, or the date of the consummation of a change of control. The Performance Awards contained certain vesting conditions that were triggered upon the earlier of the consummation of a change of control or an IPO. Vantiv Holding had the choice to settle both Time Awards and Performance Awards in either cash or equity units, except in the event of an IPO, which required settlement in equity units.

ASC 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period. Further, the fair value of liability awards is required to be remeasured at the reporting date, with changes in fair value recognized as compensation expense over the requisite service period. Based on the vesting criteria and continued service requirements, compensation expense related to Time Awards is recognized on a straight-line basis over seven years. Compensation expense associated with Time Awards issued under the Phantom Equity Plan was $3.0 million, $2.8 million for the years ended December 31, 2011 and 2010.

The value of the Time Awards during the years ended December 31, 2011 and 2010 were estimated using the Black-Scholes option pricing model, which incorporated the weighted-average assumptions below (assumptions below also reflected the expected option life at the date of remeasurement during 2010):

	2011	2010
Expected option life at grant (in years)	7.0	7.0
Expected option life at remeasurement (in years)	0.0	6.3
Expected volatility	35.0%	36.0%
Expected dividend yield	—%	—%
Risk-free interest rate	2.6%	1.7%

The expected option life represents the requisite service period associated with Time Awards. Due to the lack of Company-specific historical data, the expected volatility is based on the average historical and implied volatility of our peer group. The expected dividend yield reflects the assumption that dividends will not be paid. The risk-free interest rate is based on the U.S. Treasury strip rate in effect at the time of grant or remeasurement.

The value of Performance Awards outstanding at December 31, 2011 and 2010 was approximately $17.1 million and $15.6 million, respectively. However, no compensation expense attributable to Performance Awards for 2011 and 2010 was recognized as the achievement of such performance were not deemed probable.

2012 Equity Incentive Plan

The 2012 Equity Incentive Plan was adopted by our board of directors in March 2012. The 2012 Equity Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. The maximum number of shares of Class A common stock available for issuance pursuant to the 2012 Equity Incentive Plan is 35.5 million shares.

In connection with the IPO, vested Time Awards originally issued under the Phantom Equity Plan were converted into Class A common stock, whereas unvested Time Awards and Performance Awards were converted into restricted Class A common stock, which was issued under the 2012 Equity Incentive Plan.

In connection with the IPO and conversion of phantom units, we issued 1,381,135 shares of unrestricted Class A common stock related to vested Time Awards and 3,073,118 shares of restricted Class A common stock related to unvested Time Awards.  As the shares of restricted Class A common stock were issued in connection with the conversion of the Time Awards under the Phantom Equity Plan, compensation expense to be recognized associated with the shares of restricted Class A common stock is equal to the remaining compensation expense previously associated with the Time Awards.  This compensation expense will be recognized prospectively, beginning on the date of the IPO and continuing over the remaining vesting period determined in accordance with the original Phantom Equity Plan award agreements.

We issued 3,560,223 shares of restricted Class A common stock in connection with the conversion of Performance Awards under the Phantom Equity Plan.  The fair value of restricted Class A common stock was based on the IPO price of $17.00 per share. Prior to the IPO, the occurrence of a qualifying event underlying the Performance Awards had not been considered probable, thus, no compensation expense related to the Performance Awards had been recognized. Upon the IPO and conversion of Performance Awards into restricted Class A common stock, compensation expense was recognized in accordance with ASC 718, Compensation — Stock Compensation, as an “improbable-to-probable” modification. As such, unrecognized compensation expense associated with the converted Performance Awards will be recognized on a straight-line basis over the three-year vesting period of the underlying restricted Class A common stock based on the fair value of such restricted Class A common stock on the date such awards were granted.

Also in connection with the IPO, we issued 74,110 restricted stock units to members of our board of directors, which vest on the earlier of one year from the date of the grant or the next annual stockholder meeting and will be settled in shares of Class A common stock following the termination of the director’s service. Additionally, upon the IPO, the Company issued a total of 231,100 restricted stock units to 2,311 active employees of the Company, with each employee receiving 100 restricted stock units. Subject to recipients’ continued service, such units will cliff vest on the fourth anniversary of the IPO. Subsequent to the IPO, we periodically issue restricted stock units to directors and employees.

For the year ended December 31, 2012 share-based compensation expense was $33.4 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

Based on the amount outstanding under our senior secured credit facilities at December 31, 2012, the annualized effect of a one percentage point change in variable interest rates would have a pre-tax impact on our earnings and cash flows of approximately $12.1 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vantiv, Inc.:

We have audited the accompanying consolidated statements of financial position of Vantiv, Inc. and subsidiaries (the ''Company'') as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vantiv, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cincinnati, OH
February 20, 2013

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
External customers	$1,787,119	$1,553,069	$1,099,057
Related party revenues	76,120	69,352	63,075
Total revenue	1,863,239	1,622,421	1,162,132
Network fees and other costs	840,597	756,735	595,995
Sales and marketing	280,644	236,917	98,418
Other operating costs	158,374	143,420	124,383
General and administrative	118,231	86,870	58,091
Depreciation and amortization	160,538	155,326	110,964
Income from operations	304,855	243,153	174,281
Interest expense—net	(54,572)	(111,535)	(116,020)
Non-operating expenses	(92,672)	(14,499)	(4,300)
Income before applicable income taxes	157,611	117,119	53,961
Income tax expense (benefit)	46,853	32,309	(956)
Net income	110,758	84,810	54,917
Less: Net income attributable to non-controlling interests	(53,148)	(48,570)	(32,924)
Net income attributable to Vantiv, Inc.	$57,610	$36,240	$21,993
Net income per share of Class A common stock attributable to Vantiv, Inc.:
Basic	$0.50	$0.40	$0.25
Diluted	$0.47	$0.40	$0.25
Shares used in computing net income per share of Class A common stock:
Basic	116,258,204	89,515,617	89,515,617
Diluted	122,747,362	89,515,617	89,515,617

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$110,758	$84,810	$54,917
Other comprehensive income (loss), net of tax:
Reclassification adjustment for losses on hedging activity included in net income	23,929	—	—
Unrealized loss on hedging activities	—	(23,929)	—
Comprehensive income	134,687	60,881	54,917
Less: Comprehensive income attributable to non-controlling interests	(67,563)	(34,155)	(32,924)
Comprehensive income attributable to Vantiv, Inc.	$67,124	$26,726	$21,993

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$67,058	$370,549
Accounts receivable—net	397,664	368,658
Related party receivable	4,415	4,361
Settlement assets	429,377	46,840
Prepaid expenses	10,629	8,642
Other	11,934	20,947
Total current assets	921,077	819,997
Customer incentives	28,927	17,493
Property and equipment—net	174,940	152,310
Intangible assets—net	884,536	916,198
Goodwill	1,804,592	1,532,374
Deferred taxes	141,361	4,292
Other assets	24,096	47,046
Total assets	$3,979,529	$3,489,710
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$215,998	$193,706
Related party payable	1,625	3,814
Settlement obligations	542,564	208,669
Current portion of note payable to related party	28,800	3,803
Current portion of note payable	63,700	12,408
Deferred income	9,667	7,313
Current maturities of capital lease obligations	5,505	4,607
Other	1,609	6,400
Total current liabilities	869,468	440,720
Long-term liabilities:
Note payable to related party	292,000	373,592
Note payable	871,605	1,364,906
Tax receivable agreement obligations to related parties	484,700	—
Capital lease obligations	8,275	12,322
Deferred taxes	8,207	9,263
Other	1,039	33,187
Total long-term liabilities	1,665,826	1,793,270
Total liabilities	2,535,294	2,233,990
Commitments and contingencies (See Note 11 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 142,243,680 shares issued and outstanding at December 31, 2012; 89,515,617 shares issued and outstanding at December 31, 2011	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 70,219,136 shares issued and outstanding at December 31, 2012; no shares issued and outstanding at December 31, 2011	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	766,337	581,241
Retained earnings	69,494	51,970
Accumulated other comprehensive loss	—	(9,514)
Treasury stock, at cost; 978,226 shares at December 31, 2012	(17,906)	—
Total Vantiv, Inc. equity	817,926	623,698
Non-controlling interests	626,309	632,022
Total equity	1,444,235	1,255,720
Total liabilities and equity	$3,979,529	$3,489,710

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$110,758	$84,810	$54,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	160,538	155,326	110,964
Loss on derivative assets	—	800	4,300
Amortization of customer incentives	6,372	3,511	1,619
Amortization and write-off of debt issuance costs	59,407	19,544	1,717
Share-based compensation expense	33,444	2,974	2,799
Deferred taxes	352	31,133	(8,755)
Other non-cash items	1,208	303	—
Change in operating assets and liabilities:
Increase in accounts receivable and related party receivable	(28,517)	(25,715)	(80,181)
(Decrease) increase in net settlement assets and obligations	(48,668)	(38,258)	91,472
Increase in customer incentives	(9,306)	(11,385)	(6,524)
Decrease (increase) in prepaid and other assets	11,053	(10,532)	(4,911)
(Decrease) increase in accounts payable and accrued expenses	(3,415)	30,693	46,371
Decrease in payable to related party	(2,189)	(8,652)	(16,312)
Increase (decrease) in other liabilities	2,077	(1,098)	(1,140)
Net cash provided by operating activities	293,114	233,454	196,336
Investing Activities:
Purchases of property and equipment	(51,435)	(62,714)	(33,655)
Acquisition of customer portfolios and related assets	(13,213)	(3,906)	(985)
Purchase of investments	(313)	(3,300)	—
Cash used in acquisitions, net of cash acquired	(352,330)	—	(662,511)
Net cash used in investing activities	(417,291)	(69,920)	(697,151)
Financing Activities:
Proceeds from initial public offering, net of offering costs of $39,091	460,913	—	—
Proceeds from follow-on offering, net of offering costs of $1,951	33,512	—	—
Proceeds from issuance of long-term debt	1,338,750	—	1,755,751
Repayment of debt and capital lease obligations	(1,859,199)	(20,373)	(1,237,771)
Payment of debt issuance costs	(28,949)	(6,276)	(43,565)
Purchase of Class B units in Vantiv Holding from Fifth Third Bank	(33,512)	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(17,906)	—	—
Tax benefit from employee share-based compensation	14,747	—	—
Distribution to funds managed by Advent International Corporation	(40,086)	—	—
Distribution to non-controlling interests	(47,584)	(2,848)	(26,257)
Net cash used in financing activities	(179,314)	(29,497)	448,158
Net increase (decrease) in cash and cash equivalents	(303,491)	134,037	(52,657)
Cash and cash equivalents—Beginning of period	370,549	236,512	289,169
Cash and cash equivalents—End of period	$67,058	$370,549	$236,512
Cash Payments:
Interest	$60,886	$106,459	$101,137
Taxes	29,261	12,127	7,745
Non-cash Items:
Issuance of tax receivable agreements	$484,700	$—	$—
Assets acquired under capital lease obligations	1,202	19,711	—
Assets acquired under debt obligations	—	19,302	—
Accrual of secondary offering costs	3,000	—	—

 See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests
Beginning Balance, January 1, 2012	$1,255,720	89,516	$1	—	$—	—	$—	$581,241	$51,970	$(9,514)	$632,022
Net income	110,758	—	—	—	—	—	—	—	57,610	—	53,148
Issuance of Class A common stock upon initial public offering, net of offering costs	457,913	29,412	—	—	—	—	—	457,913	—	—	—
Issuance of Class A common stock in connection with follow-on offering, net of offering costs	33,512	2,086	—	—	—	—	—	33,512	—	—	—
Issuance of Class A common stock to prior unit holders under the Vantiv Holding Management Phantom Equity Plan	—	8,716	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	14,747	—	—	—	—	—	—	14,747	—	—	—
Issuance of Class A common stock to JPDN in exchange for Class A and Class B units in Vantiv Holding held by JPDN	—	240	—	—	—	—	—	4,074	—	—	(4,074)
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(17,906)	(978)	—	—	—	978	(17,906)	—	—	—	—
Issuance of Class B common stock under Recapitalization Agreement	—	—	—	86,005	—	—	—	—	—	—	—
Purchase of Class B units in Vantiv Holding from Fifth Third Bank and cancellation of related Class B common stock	(33,512)	—	—	(2,086)	—	—	—	—	—	—	(33,512)
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	13,700	—	(13,700)	—	—	—	—	—	—	—
Issuance of tax receivable agreements	(346,700)	—	—	—	—	—	—	(346,700)	—	—	—
Cash flow hedge reclassification adjustment	23,929	—	—	—	—	—	—	—	—	9,514	14,415
Distribution to non-controlling interests	(47,584)	—	—	—	—	—	—	—	—	—	(47,584)
Distribution to funds managed by Advent International Corporation	(40,086)	—	—	—	—	—	—	—	(40,086)	—	—
Share-based compensation	33,444	—	—	—	—	—	—	20,223	—	—	13,221
Forfeitures of restricted stock awards	—	(448)	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interests of Vantiv Holding	—	—	—	—	—	—	—	1,327	—	—	(1,327)
Ending Balance, December 31, 2012	$1,444,235	142,244	$1	70,219	$—	978	$(17,906)	$766,337	$69,494	$—	$626,309

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests
Beginning Balance, January 1, 2011	$1,194,713	89,516	$1	—	$—	—	$—	$579,726	$15,730	$—	$599,256
Net income	84,810	—	—	—	—	—	—	—	36,240	—	48,570
Unrealized loss on hedging activities, net of tax	(23,929)	—	—	—	—	—	—	—	—	(9,514)	(14,415)
Distribution to non-controlling interests	(2,848)	—	—	—	—	—	—	—	—	—	(2,848)
Share-based compensation	2,974	—	—	—	—	—	—	1,515	—	—	1,459
Ending Balance, December 31, 2011	$1,255,720	89,516	$1	—	$—	—	$—	$581,241	$51,970	$(9,514)	$632,022

See Notes to Consolidated Financial Statements.

 Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

									Retained	Accumulated
		Common Stock							Earnings	Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	(Accumulated	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Interests
Beginning Balance, January 1, 2010	$1,162,642	89,516	$1	—	$—	—	$—	$577,989	$(6,263)	$—	$590,915
Net income	54,917	—	—	—	—	—	—	—	21,993	—	32,924
Distribution to non-controlling interests	(26,257)	—	—	—	—	—	—	—	—	—	(26,257)
Share-based compensation	3,411	—	—	—	—	—	—	1,737	—	—	1,674
Ending Balance, December 31, 2010	$1,194,713	89,516	$1	—	$—	—	$—	$579,726	$15,730	$—	$599,256

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Financial Institution Services—Provides card issuer processing, payment network processing, fraud protection, card production, prepaid program management, automated teller machine (“ATM”) driving and network gateway and switching services that utilize the Company’s proprietary Jeanie debit payment network to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional personal identification number ("PIN") networks. Financial Institution Services also provides statement production, collections and inbound/outbound call centers for credit transactions, and other services such as credit card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services.

Initial Public Offering and Reorganization Transactions

On March 21, 2012, Vantiv, Inc. completed the initial public offering (“IPO”) of its Class A common stock. Immediately prior to the consummation of the IPO, the Company executed several reorganization transactions, collectively referred to as the “Reorganization Transactions.” The Reorganization Transactions included, among other things, the following:

•	Amendment and restatement of Vantiv, Inc.’s certificate of incorporation to provide for Class A and Class B common stock (see Note 13 - Capital Stock for further discussion);

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
Exchange of Class A and Class B units of Vantiv Holding held by JPDN Enterprises, LLC (“JPDN”), an affiliate of Charles D. Drucker, the Company’s CEO, for shares of Vantiv, Inc.’s Class A common stock;

•
Execution of four tax receivable agreements (“TRAs”) with Vantiv Holding’s pre-IPO investors, which obligate the Company to make payments to such investors equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result of certain tax basis increases and net operating losses (“NOLs”) (see Note 8 - Tax Receivable Agreements for a discussion of the TRAs);

•
Execution of a recapitalization agreement with Vantiv Holding’s pre-IPO investors, pursuant to which, among other things, the Company paid Fifth Third a $15.0 million fee related to the modification of its consent rights under the Amended and Restated Vantiv Holding Limited Liability Company Agreement, which is reflected as a distribution to non-controlling interests within the accompanying consolidated statements of cash flows and equity for the year ended December 31, 2012. Additionally, the Company made a $40.1 million cash distribution to funds managed by Advent International Corporation (“Advent”), which is reflected as such in the accompanying statements of cash flows and equity for the year ended December 31, 2012; and

•
Conversion of outstanding awards under the Vantiv Holding Management Phantom Equity Plan (“Phantom Equity Plan”) into unrestricted and restricted Class A common stock issued under the 2012 Vantiv, Inc. Equity Incentive Plan (“2012 Equity Incentive Plan”) (see Note 14 - Share-Based Compensation Plans for a discussion of the Company’s share-based compensation plans).

In the IPO, Vantiv, Inc. issued and sold 29,412,000 shares of Class A common stock at a public offering price of $17.00 per share for net proceeds of $457.9 million after deducting underwriting discounts and commissions and other offering expenses, including $3.0 million accrued for offering costs associated with contractually obligated future offerings. The Company used the net proceeds to pay down a portion of the amount outstanding under its senior secured credit facilities. Vantiv, Inc. also issued 86,005,200 shares of Class B common stock, which give voting rights, but no economic interests, to Fifth Third. No proceeds were generated from the issuance of the Class B common stock.

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

On August 2, 2012, a secondary offering took place in which Advent sold 14,064,500 shares of Vantiv Class A common stock at a price of $21.90 per share. On December 6, 2012, a secondary offering took place in which Fifth Third sold 13,700,000 shares of Vantiv Class A common stock at a price of $20.10 per share. The Company did not receive any proceeds from these sales. See Note 10 - Controlling and Non-controlling Interests in Vantiv Holding for changes in non-controlling interests.

Principles of Consolidation

The accompanying consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof and all intercompany balances and transactions have been eliminated upon consolidation.

As of December 31, 2012, Vantiv, Inc. and Fifth Third owned interests in Vantiv Holding of 66.95% and 33.05%, respectively. Prior to the IPO, Vantiv, Inc., Fifth Third and JPDN owned interests in Vantiv Holding of 50.93%, 48.93% and 0.14%, respectively.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation

The accompanying consolidated financial statements include those of Vantiv, Inc. and its majority-owned subsidiary, Vantiv Holding, LLC. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

Sponsorship

In order to provide electronic payment processing services, Visa, MasterCard and other payment networks require sponsorship of non-financial institutions by a member clearing bank. In June 2009, the Company entered into a ten-year agreement with Fifth Third (the “Sponsoring Member”), to provide sponsorship services to the Company. The Company also has agreements with certain other banks that provide sponsorship into the card networks.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial Institution Services

The Company’s Financial Institution Services segment revenues are primarily derived from debit, credit and ATM card transaction processing, ATM driving and support, and PIN debit processing services. Financial Institution Services revenue associated with processing transactions includes per transaction and account related fees, card production fees and fees generated from the Company’s Jeanie network. Financial Institution Services revenue related to card transaction processing is recognized when consumers use their client-issued cards to make purchases. Financial Institution Services also generates revenue through other services, including statement production, collections and inbound/outbound call centers for credit transactions and other services such as credit card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services. Financial Institution Services revenue is recognized as services are performed.

Financial Institution Services provides certain services to Fifth Third. Revenues related to these services are included in the accompanying statements of income as related party revenues.

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

•
Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, advertising and promotional costs and residual payments made to ISOs, agent banks and other third party resellers.

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

•
Non-operating expenses consist of charges related to the refinancing of the Company’s senior secured credit facilities (see Note 7 - Long-Term Debt), the early termination of the Company’s interest rate swaps (see Note 9 - Derivatives and Hedging Activities) and a one-time activity fee of $6.0 million assessed by MasterCard as a result of the IPO.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Vantiv, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Vantiv, Inc. by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 17 - Net Income Per Share for further discussion.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of December 31, 2012 and 2011 the Company had recorded no valuation allowances against deferred tax assets.

See Note 15 - Income Taxes for further discussion of income taxes.

Cash and Cash Equivalents

Investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash equivalents consist primarily of overnight EuroDollar sweep accounts which are maintained at reputable financial institutions with high credit quality and therefore are considered to bear minimal credit risk.

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of December 31, 2012 and 2011, the allowance for doubtful accounts was not material to the Company’s statement of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized generally using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Derivatives

The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging. This guidance establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the statement of financial position at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in accumulated other comprehensive income (loss) and will be recognized in the statement of income when the hedged item affects earnings. For a derivative that does not qualify as a hedge (“free-standing derivative”), changes in fair value are recognized in earnings. The Company does not enter into derivative financial instruments for speculative purposes.

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other," which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. In addition, the ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012,

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with early adoption being permitted. Our adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

3. BUSINESS COMBINATIONS

Acquisition of Litle & Co., LLC

On November 30, 2012, the Company completed the acquisition of Litle & Co., LLC (“Litle”), acquiring all of the outstanding voting interests. Litle is an ecommerce payment processor, providing a fully-integrated payments solution for companies that sell goods and services to consumers over the internet and through direct response marketing. This acquisition significantly increases the Company's capabilities in ecommerce, expands its customer base of online merchants, and enables the delivery of Litle's innovative ecommerce solutions to the Company's clients.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, all of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of tax benefits resulting from the acquisition, the acquired workforce and growth opportunities, none of which qualifies as an amortizable intangible asset. The preliminary purchase price allocation is as follows (in thousands):

Current assets	$10,326
Property and equipment	13,503
Non-current assets	30
Goodwill	272,218
Customer relationship intangible assets	73,600
Trade name	1,300
Current liabilities	(10,388)
Total purchase price	$360,589

The pro forma results of the Company reflecting the acquisition of Litle as if it had occurred at the beginning of the year were not material and therefore have not been presented.

The Company incurred expenses of approximately $3.5 million during the year ended December 31, 2012 in conjunction with the acquisition of Litle, which are included within general and administrative expenses on the accompanying statement of income.

Acquisition of NPC Group, Inc.

On November 3, 2010, Vantiv Holding acquired all of the outstanding voting securities of NPC Group, Inc. (“NPC”). NPC is a provider of payment processing services focused on the small to mid-sized merchant processing market. The acquisition of NPC enhances the Company's access to small to mid-sized merchants. The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, approximately $240.0 million of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of processing cost synergies between NPC and the Company and the acquired workforce, neither of which qualifies as an amortizable intangible asset. The purchase price allocation is as follows (in thousands):

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Current assets	$14,849
Property and equipment	8,031
Non-current assets	24,700
Goodwill	456,326
Customer relationship intangible assets	111,000
Trade name	41,000
Current liabilities	(28,643)
Non-current liabilities	(7,280)
Total purchase price	$619,983

From the acquisition date of November 3, 2010 through December 31, 2010, revenue and net income included in the accompanying statement of income for the year ended December 31, 2010 attributable to NPC was approximately $49.4 million and $3.3 million, respectively.

The following unaudited pro forma results reflect the results of the Company for the year ended December 31, 2010 assuming the acquisition of NPC had occurred on July 1, 2009 (in thousands):

Year Ended
December 31, 2010
Total revenue	$1,410,150
Income from operations	214,678
Net income including non-controlling interests	74,519
Net income attributable to Vantiv, Inc.	31,977

The Company incurred expenses of approximately $2.4 million during the year ended December 31, 2010 in conjunction with the acquisition of NPC, which are included within general and administrative expenses on the accompanying statement of income.

Acquisition of Town North Bank, N.A. Assets

On July 6, 2010, the Company acquired certain assets of Town North Bank, N.A. (“TNB”) to broaden the Company's market position with credit unions. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, which is deductible for tax purposes. Goodwill is attributable primarily to growth opportunities, synergies and the acquired workforce, none of which qualifies as an amortizable intangible asset. Goodwill is included within Financial Institution Services. The purchase price allocation is as follows (in thousands):

Current assets	$19,836
Customer relationship intangible assets	28,865
Trade name	238
Goodwill	26,898
Current liabilities	(19,220)
Non-current liabilities	(4,175)
Total purchase price	$52,442

The acquisition of TNB was not material to the Company's financial statements and accordingly, pro forma results have not been presented.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. PROPERTY AND EQUIPMENT

A summary of the Company's property and equipment is as follows (in thousands):

	Estimated Useful Life	December 31, 2012	December 31, 2011
Building and improvements	15 - 40 years	$18,645	$18,708
Furniture and equipment	2 - 10 years	75,913	62,224
Software	3 - 5 years	146,322	96,010
Leasehold improvements	3 - 10 years	3,558	1,458
Construction in progress		16,304	15,737
Accumulated depreciation		(85,802)	(41,827)
Total		$174,940	$152,310

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2012, 2011 and 2010 was $40.7 million, $31.7 million and $12.5 million, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill through December 31, 2012 is as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2010	$957,524	$574,850	$1,532,374
Balance as of December 31, 2011	957,524	574,850	1,532,374
Goodwill attributable to acquisition of Litle	272,218	—	272,218
Balance as of December 31, 2012	$1,229,742	$574,850	$1,804,592

Intangible assets consist primarily of acquired customer relationships and trade names. The useful lives of customer relationships are determined based on forecasted cash flows, which include estimates for customer attrition associated with the underlying portfolio of customers acquired. The customer relationships acquired in conjunction with acquisitions are amortized based on the pattern of cash flows expected to be realized, resulting in accelerated amortization on certain acquired assets. The trade name acquired in conjunction with the Company's acquisition of NPC is expected to remain in use for the foreseeable future and has therefore been deemed an indefinite lived intangible asset not subject to amortization. The trade name is reviewed for impairment on an annual basis. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

As of December 31, 2012 and 2011, the Company's intangible assets consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Customer relationship intangible assets	$1,212,919	$1,139,319
Trade name	42,300	41,000
Customer portfolios and related assets	16,780	3,567
	1,271,999	1,183,886

Less accumulated amortization on:
Customer relationship intangible assets	383,962	267,108
Customer portfolios and related assets	3,501	580
	387,463	267,688
	$884,536	$916,198

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2012 and 2011, customer relationship intangible assets had estimated remaining weighted-average lives of 7.6 years and 8.4 years, respectively. Amortization expense on intangible assets for the years ended December 31, 2012, 2011 and 2010 was $119.9 million, $123.6 million and $98.5 million, respectively.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

2013	$124,191
2014	117,882
2015	113,864
2016	110,759
2017	107,728

6. CAPITAL LEASES

The Company has various lease agreements for equipment that are classified as capital leases. The cost of equipment under capital leases as of December 31, 2012 and 2011, approximately $20.9 million and $19.7 million, respectively, is included on the accompanying statement of financial position within property and equipment. Depreciation expense associated with capital leases for the years ended December 31, 2012 and 2011 was $4.1 million and $3.6 million, respectively. There was no depreciation expense in 2010 associated with capital leases.

The future minimum lease payments required under capital leases and the present value of net minimum lease payments as of December 31, 2012 are as follows (in thousands):

Amount
2013	$5,807
2014	5,334
2015	3,112
Total minimum lease payments	$14,253
Less: Amount representing interest	(473)
Present value of minimum lease payments	$13,780
Less: Current maturities of capital lease obligations	(5,505)
Long-term capital lease obligations	$8,275

7. LONG-TERM DEBT

November 2010 Debt Refinancing

Prior to the November 2010 debt refinancing the Company held a $1,250.0 million senior secured note due to Fifth Third. The senior secured note had a term of seven years. In addition, the Company entered into a $125.0 million secured revolving credit facility with Fifth Third. Both the senior secured note and the revolving credit facility were secured by certain assets of the Company. The interest rates on the senior secured note and the revolving credit facility were 9.50% and 7.75%, respectively. The commitment rate for the revolving credit facility was 0.50% per year.

On November 3, 2010, the Company entered into two credit facilities with a syndicate of banks. The credit facilities were used to refinance debt held by Fifth Third and fund the acquisition of NPC, as discussed in Note 3 - Business Combinations. The revolving credit facility held by Fifth Third was also terminated in conjunction with the refinancing. The refinanced credit facilities consisted of a first lien and second lien loan agreement.

First Lien

The first lien loan agreement consisted of a $1,575.0 million term loan and a revolving credit commitment of $150.0 million. The term loan was issued with an original term of six years, and required quarterly principal payments equal to 0.25% of the original principal balance. The term loan bore interest at a rate based on LIBOR or the prime rate, at the Company's option, plus an applicable margin. The weighted-average interest rate for the term loan during 2010 was 5.5%.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The revolving credit commitment was issued with a term of five years. Any draws on the revolving credit commitment were due at the maturity of the agreement, with interest payments due quarterly. At the Company's option, unpaid principal balances bore interest at a rate based on LIBOR or the prime rate, plus an applicable margin. The commitment fee rate for the unused portion of the revolving credit commitment was 0.50%. Under the revolving credit commitment, the Company had $40.0 million available for the issuance of letters of credit and $50.0 million available for swing loans.

Second Lien

The second lien loan agreement consisted of a $200.0 million term loan with an original term of seven years. The loan bore interest, at the Company's option, at a rate based on LIBOR or the prime rate, plus an applicable margin. The weighted- average rate for the term loan during 2010 was 8.25%.

May 2011 Debt Refinancing

On May 17, 2011, the Company refinanced $1,771.1 million of debt outstanding under the existing first and second lien loan agreements described above (the “original debt”). Outstanding debt under the original first and second lien loan agreements was $1,571.1 million and $200.0 million, respectively, and matured in November 2016 and 2017, respectively.

The original debt was refinanced into a single first lien loan agreement (the “2011 refinanced debt”) consisting of two tranches, “term B-1” and “term B-2,” and a $150.0 million revolving credit facility. As of the date of refinancing, term B-1 had a balance of $1,621.1 million, while term B-2 carried a non-amortizing balance of $150.0 million. The original second lien loan agreement was repaid in connection with the refinancing. The maturity dates of term B-1 and term B-2 were November 3, 2016 and 2017, respectively. The revolving credit facility matures on November 3, 2015. The primary change under the 2011 refinanced debt was the reduced rate at which it bears interest.

As of December 31, 2011, Fifth Third held approximately $377.4 million of term B-1, which is recorded within note payable to related party on the accompanying statement of financial position.

March 2012 Debt Refinancing

Upon the completion of the Company’s IPO, the Company used net proceeds and cash on hand of $538.9 million to repay outstanding debt under the Company’s 2011 refinanced debt agreement. Contemporaneous with the repayment, the Company refinanced the remaining debt outstanding under the 2011 refinanced debt agreement, which consisted of two tranches, “term B-1” and “term B-2”, the terms of which are disclosed in the table below, and terminated its $150.0 million revolving credit facility.

The first lien loan agreement of the 2011 refinanced debt was refinanced into a new loan agreement (“refinanced debt”) consisting of term A loans and term B loans and a $250.0 million revolving credit facility. As of the date of refinancing, the term A loans and term B loans had balances of $1,000.0 million and $250.0 million, respectively. The maturity dates and debt service requirements related to the term A loans and term B loans are listed in the table below. The revolving credit facility matures in March 2017 and includes a $75.0 million swing line facility and a $40.0 million letter of credit facility. As of December 31, 2012, $40.0 million was borrowed under the revolving credit facility. This borrowing was repaid in January 2013. The commitment fee rate for the unused portion of the revolving credit facility is 0.50% per year.

As of December 31, 2012, Fifth Third held $308.0 million of the term A loans and $12.8 million of the $40.0 million borrowed under the revolving credit facility.

As of December 31, 2012 and 2011, the Company’s debt consisted of the following:

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2012	December 31, 2011
	(in thousands)
$1,621.1 million term B-1 loans, expiring on November 3, 2016 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (325 basis points) with a floor of 125 basis points (total rate of 4.5% at December 31, 2011)	$—	$1,608,905
$150.0 million term B-2 loans, expiring on November 3, 2017 and bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (350 basis points) with a floor of 150 basis points (total rate of 5.0% at December 31, 2011)	—	150,000
$1,000.0 million term A loans, expiring on March 27, 2017, bearing interest payable quarterly based on the Company’s leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.46% at December 31, 2012) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	962,500	—
$250.0 million term B loans, expiring on March 27, 2019, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at December 31, 2012) and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	248,125	—
Borrowings under revolving credit facility (rate of 4.50% at December 31, 2012)	40,000	—
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at December 31, 2012)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(92,500)	(16,211)
Less: Original issue discount	(4,651)	(14,327)
Note payable and note payable to related party	$1,163,605	$1,738,498

Original Issue Discount and Deferred Financing Fees

2012 Debt Refinancing
As a result of the Company's 2012 debt refinancing discussed above, the Company expensed approximately $55.6 million, which consisted primarily of the write-offs of unamortized deferred financing fees and original issue discount (“OID”) associated with the component of the refinancing accounted for as a debt extinguishment, as well as a call premium equal to 1% of the outstanding balance of the original debt, or approximately $12.2 million. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2012. At December 31, 2012, deferred financing fees of approximately $14.0 million and OID of approximately $4.7 million are recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statement of financial position.
2011 Debt Refinancing
As a result of the Company's 2011 debt refinancing discussed above, the Company expensed approximately $13.7 million, which consisted primarily of the write-offs of unamortized deferred financing fees and original issue discount associated with the component of the refinancing accounted for as a debt extinguishment, as well as a call premium equal to 2% of the outstanding balance of the original debt, or approximately $4.0 million. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2011. At December 31, 2011, deferred financing fees of approximately $33.5 million and OID of approximately $14.3 million were recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statement of financial position.
Guarantees and Security

Our debt obligations at December 31, 2012 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Loan Agreement) in substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $5 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Covenants

There are certain financial and non-financial covenants contained in the loan agreement for the refinanced debt, which are tested quarterly.

Building Loan

On July 12, 2011, the Company entered into a term loan agreement for approximately $10.1 million for the purchase of our corporate headquarters facility. The interest rate is fixed at 6.22%, with interest only payments required for the first 84 months. Thereafter, until maturity, we will pay interest and principal based upon a 30 year amortization schedule, with the remaining principal amount due at maturity, August 2021.

8. TAX RECEIVABLE AGREEMENTS

In connection with its IPO, the Company entered into four TRAs with its pre-IPO investors, which consisted of certain funds managed by Advent, Fifth Third and JPDN. A description of each TRA is as follows:

•
TRA with Fifth Third:  Provides for the payment by the Company to Fifth Third equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result of the increases in tax basis that results from the purchase of Vantiv Holding units from Fifth Third or from the exchange of Vantiv Holding units by Fifth Third for cash or shares of Class A common stock, as well as the tax benefits attributable to payments made under such TRA. Any actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of the Company’s Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of the Company’s income.

Subsequent to the IPO, the underwriters exercised their option to purchase additional shares of the Company’s Class A common stock.  As a result, the Company purchased units of Vantiv Holding from Fifth Third. In connection with the secondary offering which took place in December 2012, as discussed in Note 1 - Basis of Presentation, Fifth Third exchanged Class B units of Vantiv Holding for Vantiv, Inc. Class A common stock. As a result of the increase in tax basis generated by these transactions, the Company recorded a liability under the TRA of $165.1 million.

•
TRA with Advent:  Provides for the payment by the Company to Advent equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result of the use of the Company’s tax attributes in existence prior to the effective date of the Company’s IPO.

•
TRA with all pre-IPO investors:  Provides for the payment by the Company to its pre-IPO investors of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that NPC, a wholly-owned subsidiary of the Company, realizes as a result of its use of its NOLs and other tax attributes, with any such payment being paid to Advent, Fifth Third and JPDN according to their respective ownership interests in Vantiv Holding immediately prior to the IPO.

•
TRA with JPDN:  Provides for the payment to JPDN of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result in the increase of tax basis that may result from the Vantiv Holding units exchanged for the Company’s Class A common stock by JPDN, as well as the tax benefits attributable to payments made under such TRA.  As part of the recapitalization of Vantiv, Inc. and Vantiv Holding immediately prior to the IPO, JPDN contributed its units of Vantiv Holding to Vantiv, Inc. in exchange for shares of Class A common stock of Vantiv, Inc. creating a TRA obligation.

The Company will retain the benefit of the remaining 15% of the cash savings associated with each of the TRAs discussed above.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2012, the Company’s liability pursuant to the TRAs was as follows (in thousands):

December 31, 2012
TRA with Fifth Third Bank	$165,100
TRA with Advent	183,800
TRA with all pre-IPO investors	134,100
TRA with JPDN	1,700
Total	$484,700

As a result of the exchanges of units of Vantiv Holding discussed above, the Company recorded a deferred tax asset of $138.0 million, associated with the increase in tax basis. The Company recorded a corresponding reduction to paid-in capital for the difference between the TRA liability and the related deferred tax asset.

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

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year.  Therefore, the Company does not expect to make any payments under the TRAs during the year ended December 31, 2013.  The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

9. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company entered into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of December 31, 2011, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable cash flows associated with its variable-rate debt by converting floating-rate payments to fixed-rate payments. In connection with the March 2012 debt refinancing discussed in Note 7 - Long-Term Debt, the Company terminated its interest rate swaps and discontinued hedge accounting accordingly.

Accounting for Derivative Instruments

The Company recognized derivatives in other non-current assets or liabilities in the accompanying consolidated statements of financial position at their fair values. Refer to Note 16 - Fair Value Measurements for a detailed discussion of the fair value of its derivatives. The Company designated its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable-rate debt.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flow Hedges of Interest Rate Risk

As part of the Company’s interest rate risk management strategy, the interest rate swap agreements added stability to interest expense and managed exposure to interest rate movements. Such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. As of December 31, 2011, the interest rate swaps designated as cash flow hedges of interest rate risk had a total notional value of $887.5 million. Included within this total notional value was $687.5 million to which Fifth Third was the counterparty. Upon termination of the interest rate swaps in March 2012, the Company prospectively discontinued hedge accounting on the interest rate swap agreements as they no longer met the requirements for hedge accounting.

The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	December 31, 2012	December 31, 2011
Interest rate swaps	Other long-term liabilities	$—	$30,094

Any ineffectiveness associated with such derivative instruments was recorded immediately as interest expense in the accompanying consolidated statements of income. As a result of the refinancing of the Company’s debt during March 2012, the Company accelerated the reclassification of amounts in accumulated other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming no longer probable of occurring.  The accelerated amounts were a loss of approximately $31.1 million, which was recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2012. The table below presents the effect of the Company’s interest rate swaps on the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Derivatives in cash flow hedging relationships:
Amount of loss recognized in OCI (effective portion)(1)	$(4,256)	$(36,643)	$—
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	(2,600)	(7,220)	—
Amount of loss recognized in earnings (2)	(31,079)	(3,492)	—

(1)	"OCI” represents other comprehensive income.

(2)
For the year ended December 31, 2012, amount represents loss due to missed forecasted transaction and is recorded as a component of non-operating expenses in the accompanying consolidated statement of income. For the year ended December 31, 2011, amount represents ineffectiveness and is recorded as a component of interest expense—net in the accompanying consolidated statement of income.

Free-standing Derivative

In conjunction with the separation from Fifth Third on June 30, 2009, Vantiv, Inc. received put rights, exercisable by Vantiv, Inc., or Vantiv, Inc.'s stockholders, at its option, from Fifth Third. The put rights are accounted for under ASC 815, Derivatives and Hedging, as free-standing derivatives with changes in fair value recorded in earnings in the period of change. The put rights were contingently exercisable in the event of three scenarios occurring prior the IPO (as defined in the Amended and Restated Limited Liability Company Agreement of Vantiv Holding), at which time the put rights were terminated. Each of the scenarios is described below:

•	Scenario 1- During the first 12 months following the effective date of the separation from Fifth Third, either a government investment or a non-competitor change of control occurs at Fifth Third; or

•	Scenario 2- During the first 54 months following the effective date of the separation from Fifth Third, a competitor change of control occurs at Fifth Third; or

•	Scenario 3- During the first two years following the effective date of the separation from Fifth Third, a bankruptcy event occurs for Fifth Third.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to the passage of time, Scenarios 1 and 3 are no longer applicable. Based on the passage of time and industry and regulatory conditions, the probability of occurrence of Scenario 2 above was considered remote as of December 31, 2011, and as such, the put rights were assigned a fair value of zero as of December 31, 2011.

The following table reflects the notional amount and fair value of the put rights included within other non-current assets in the accompanying statements of financial position as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
		Fair Value		Fair Value
	Notional Amount	Derivative Asset	Notional Amount	Derivative Asset
Free-standing put rights	$978,883	$—	$870,402	$800
The net losses recorded as a component of non-operating expenses within the statements of income related to the put rights are summarized in the following table (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Free-standing put rights	$(800)	$(4,300)

10. CONTROLLING AND NON-CONTROLLING INTERESTS IN VANTIV HOLDING

As discussed in Note 1 - Basis of Presentation, Vantiv, Inc. owns a controlling interest in Vantiv Holding, and therefore consolidates the financial results of Vantiv Holding and records non-controlling interest for the economic interests in Vantiv Holding held by Fifth Third, with respect to periods subsequent to the IPO, and held by Fifth Third and JPDN, with respect to periods prior to the IPO. In connection with the IPO, various recapitalization and reorganization transactions were executed, as discussed in Note 1 - Basis of Presentation. Further, as discussed in Note 1 - Basis of Presentation, the Exchange Agreement entered into prior to the IPO provides for a 1 to 1 ratio between the units of Vantiv Holding and the common stock of Vantiv, Inc.

As of December 31, 2012, Vantiv, Inc.’s interest in Vantiv Holding was 66.95%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	JPDN	Total
As of December 31, 2011	50,930,455	48,933,182	136,363	100,000,000
% of ownership	50.93%	48.93%	0.14%
Recapitalization transactions:
Incremental units as a result of split	38,585,162	37,072,018	103,309	75,760,489
JPDN exchange of units for Class A common stock	239,672	—	(239,672)	—
IPO transactions:
Issuance of Class A units of Vantiv Holding in connection with issuance of Class A common stock to public	31,498,064	(2,086,064)	—	29,412,000
Issuance of Class A units of Vantiv Holding in connection with issuance of Class A common stock under equity plan	8,716,141	—	—	8,716,141
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with December 2012 secondary offering	13,700,000	(13,700,000)	—	—
Equity plan activity (a)	(1,425,814)	—	—	(1,425,814)
As of December 31, 2012	142,243,680	70,219,136	—	212,462,816
% of ownership	66.95%	33.05%	0.00%

(a)	Includes treasury stock, forfeitures of Restricted Class A common stock awards and the conversion of restricted stock units to Class A common stock.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $1.3 million has been recognized during the year ended December 31, 2012 in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on ownership interests in Vantiv Holding at the time of the IPO and the secondary offering in December 2012.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests in Vantiv Holding as discussed above (in thousands):

	Year Ended December, 31
	2012	2011	2010
Net income	$110,758	$84,810	$54,917
Items not allocable to non-controlling interests:
Miscellaneous expenses (a)	—	861	4,379
Vantiv, Inc. income tax expense (b)	21,274	13,310	7,800
Vantiv Holding net income	132,032	98,981	67,096
Net income attributable to non-controlling interests (c)	$53,148	$48,570	$32,924

(a)                    Represents miscellaneous expenses incurred by Vantiv, Inc., primarily consisting of losses associated with the put rights received in conjunction with the separation from Fifth Third in 2009.
(b)                    Represents income tax expense related to Vantiv, Inc.
(c)                     Net income attributable to non-controlling interests reflects the allocation of Vantiv Holding’s net income based on the proportionate ownership interests in Vantiv Holding held by the non-controlling unitholders. For the year ended December 31, 2012, the net income attributable to non-controlling unitholders reflects the changes in ownership interests summarized in the table above.

In connection with the separation from Fifth Third, Fifth Third received a warrant that allows for the purchase of up to 20.4 million Class C Non-Voting Units of Vantiv Holding. The warrant is exercisable, in whole or in part, and from time to time, but not during a restricted period. A restricted period means a period during which Vantiv Holding (or any successor thereto) is treated as a partnership for U.S. federal income tax purposes; provided that the restricted period shall terminate upon the earlier of (i) a change of control, and (ii) in the event Vantiv, Inc. is no longer a public company owning Vantiv Holding, both as defined in the warrant agreement. In addition, the warrant is exercisable if Fifth Third delivers an opinion of counsel to Vantiv Holding that concludes, based on any Treasury regulations or guidance then in effect, that the exercise of the warrant will not cause an immediate taxable event to the other members of Vantiv Holding. The warrant expires upon the earliest to occur of (i) the 20th anniversary of the issue date, (ii) 60 days following an exercise by Vantiv, Inc. of its put rights (refer to Note 9 - Derivatives and Hedging Activities), subject to extension in specified circumstances, and (iii) a change of control where the price paid per unit in such change of control minus the exercise price of the warrant in less than zero. Fifth Third is entitled to purchase the underlying Units of the warrant at a price of $15.98 per unit. The warrant was valued at approximately $65.4 million at June 30, 2009, the issuance date, using a Black-Scholes option valuation model using probability weighted scenarios, assuming expected terms of 10 to 20 years, expected volatilities of 37.5% to 44.4%, risk free rates of 4.03% to 4.33% and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms. The warrant is recorded as a component of the non-controlling interest on the accompanying statements of financial position as of December 31, 2012 and 2011.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Leases

The Company leases office space under non-cancelable operating leases that expire between October 2013 and June 2020. Future minimum commitments under these leases are as follows (in thousands):

Year Ending December 31,
2013	$6,745
2014	4,902
2015	2,971
2016	1,456
2017	766
Thereafter	8,689
Total	$25,529

Rent expense for the years ended December 31, 2012, 2011 and 2010 was approximately $6.6 million, $9.8 million and $7.8 million, respectively. Rent expense for 2011 and 2010 primarily reflects the lease agreement between the Company and Fifth Third entered into on July 1, 2009.

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

12. EMPLOYEE BENEFIT PLANS

The Company offers a defined contribution savings plan to virtually all Company employees. The plan provides for elective, tax-deferred participant contributions, Company matching contributions and discretionary Company contributions.

Expenses associated with the defined contribution savings plan for the years ended December 31, 2012, 2011 and 2010 were $4.5 million, $3.6 million and $5.1 million, respectively.

13. CAPITAL STOCK

Common Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 890,000,000 shares of Class A common stock with a par value of $0.00001 per share and 100,000,000 shares of Class B common stock with no par value per share. The Class A and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders; however, the holders of shares of Class B common stock shall be limited to voting power, including voting power associated with any Class A common stock held, of 18.5% at any time other than in connection with a stockholder vote with respect to a change of control. Also, holders of Class B common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to the holders of Class A common stock. Shares of Class B common stock, together with the corresponding Vantiv Holding Class B units, may be exchanged for shares of Class A common stock on a 1 for 1 basis. All shares of Class A and Class B common stock vote together as one class on all matters submitted to a vote of the stockholders. Fifth Third holds all shares of the Class B common stock.

As discussed in Note 1 - Basis of Presentation, on March 21, 2012, the Company completed the IPO of its Class A common stock. In the IPO, an aggregate of 33,823,800 shares of Class A common stock were issued and sold to the public (including 4,411,800 Class A shares representing an over-allotment option granted by the Company and the selling stockholders to the underwriters in the IPO) at a price per share of $17.00. In conjunction with the IPO, the Company also issued 86,005,200 shares of Class B common stock. As of December 31, 2012, 142,243,680 shares of Class A common stock and 70,219,136 shares of Class B common stock were issued and outstanding.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2012, there was no preferred stock outstanding.

14. SHARE-BASED COMPENSATION PLANS

Prior to the IPO, certain employees and directors of Vantiv Holding participated in the Phantom Equity Plan. As discussed in Note 1 - Basis of Presentation, in connection with the IPO, outstanding awards under the Phantom Equity Plan were converted into unrestricted and restricted Class A common stock, issued under the 2012 Equity Incentive Plan.

Phantom Equity Plan

Effective June 30, 2009, Vantiv Holding established the Phantom Equity Plan for certain employees and directors. The aggregate number of units that were available to be issued under the Phantom Equity Plan was limited to approximately 15.3 million. Awards under the Phantom Equity Plan vested upon either the occurrence of certain events (“Time Awards”) or the achievement of specified performance goals (“Performance Awards”). Time Awards fully vested on the earliest of the fifth anniversary of the grant date, subject to the participant’s continued service through the end of the seventh anniversary of the grant date, or the date of the consummation of a change of control. The Performance Awards contained certain vesting conditions that were triggered upon the earlier of the consummation of a change of control or an IPO. Vantiv Holding had the choice to settle both Time Awards and Performance Awards in either cash or equity units, except in the event of an IPO, which required settlement in equity shares.

On September 29, 2010, Vantiv Holding authorized for issuance approximately 15.3 million Class D Units to be used for the settlement of Time Awards and Performance Awards. The authorization of such Units permitted Vantiv Holding to account for share-based payments as equity awards. Prior to the authorization, Time Awards and Performance Awards were accounted for as liability awards, with changes in fair value of Time Awards recognized as compensation expense over the requisite service period. Upon authorization of the Class D Units, Vantiv Holding remeasured the existing awards to a weighted-average fair value of $4.11 per award, with the adjustment recorded in the year ended December 31, 2010 as compensation expense.

ASC 718, Compensation-Stock Compensation, requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period. Further, the fair value of liability awards is required to be remeasured at the reporting date, with changes in fair value recognized as compensation expense over the requisite service period. Based on the vesting criteria and continued service requirements, compensation expense related to Time Awards was recognized on a straight-line basis over seven years. Compensation expense associated with Time Awards issued under the Phantom Equity Plan was $3.0 million and $2.8 million for the years ended December 31, 2011 and 2010.

The table below presents the number and weighted-average grant-date fair value of non-vested Time Awards at the beginning and end of the year, as well as those granted, vested and forfeited during the years ended December 31, 2011 and 2010.

	Year Ended		Year Ended
	December 31, 2011		December 31, 2010
	Number	Fair Value	Number	Fair Value
Non-vested, beginning of period	7,669,121	$3.74	4,170,566	$3.71
Granted	1,156,479	3.68	3,997,052	3.78
Vested	—	—	—	—
Forfeited	94,324	3.74	498,497	3.66
Non-vested, end of period	8,731,276	$3.97	7,669,121	$3.74

The value of the Time Awards during the years ended December 31, 2011 and 2010 were estimated using the Black-Scholes option pricing model, which incorporated the weighted-average assumptions below (assumptions below also reflect the expected option life at the date of remeasurement during 2010):

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2011	2010
Expected option life at grant (in years)	7.0	7.0
Expected option life at remeasurement (in years)	0.0	6.3
Expected volatility	35.0%	36.0%
Expected dividend yield	—%	—%
Risk-free interest rate	2.6%	1.7%

The expected option life represented the requisite service period associated with Time Awards. Due to the lack of Company-specific historical data, the expected volatility was based on the average historical and implied volatility of the Company's peer group. The expected dividend yield reflected the assumption that dividends would not be paid by the Company to holders of Time Awards. The risk-free interest rate was based on the U.S. Treasury strip rate in effect at the time of grant or remeasurement.

The value of Performance Awards outstanding at December 31, 2011 and 2010 was approximately $17.1 million and $15.6 million, respectively. However, no compensation expense attributable to Performance Awards for 2011 and 2010 was recognized as the achievement of related performance conditions was not deemed probable.

During 2010, 222,884 Time and 111,443 Performance Awards were granted to a non-employee. The grant date fair value of the Time Awards was $4.12, resulting in total expense of $0.9 million, which was recorded in 2010 earnings. The information presented throughout the above discussion incorporates these awards. No expense was recorded for the Performance Awards as related performance measures were not deemed probable.

During 2012, prior to the IPO there were no new grants or vestings under the Phantom Equity Plan. Activity under the Phantom Equity Plan during 2012 prior to the IPO consisted only of forfeitures of 92,274 awards. There were no exercisable Time Awards or Performance Awards outstanding at December 31, 2011 or 2010.

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

In connection with the IPO, vested Time Awards originally issued under the Phantom Equity Plan were converted into Class A common stock based on a formula as defined in the Phantom Equity Plan. Unvested Time Awards and Performance Awards were converted into restricted Class A common stock, which was issued under the 2012 Equity Incentive Plan.

In connection with the IPO and conversion of phantom units, the Company issued 1,381,135 shares of unrestricted Class A common stock related to vested Time Awards and 3,073,118 shares of restricted Class A common stock related to unvested Time Awards.  As the shares of restricted Class A common stock were issued in connection with the conversion of the Time Awards under the Phantom Equity Plan, compensation expense to be recognized associated with the shares of restricted Class A common stock is equal to the remaining compensation expense previously associated with the Time Awards.  This compensation expense will be recognized prospectively, beginning on the date of the IPO and continuing over the remaining vesting period determined in accordance with the original Phantom Equity Plan award agreements.

The Company issued 3,560,223 shares of restricted Class A common stock in connection with the conversion of Performance Awards under the Phantom Equity Plan.  The fair value of restricted Class A common stock was based on the IPO price of $17.00 per share. Prior to the IPO, the occurrence of a qualifying event underlying the Performance Awards had not been considered probable, thus, no compensation expense related to the Performance Awards had been recognized. Upon the IPO and conversion of Performance Awards into restricted Class A common stock, compensation expense was recognized in accordance with ASC 718, Compensation — Stock Compensation, as an “improbable-to-probable” modification. As such, compensation expense associated with the converted Performance Awards will be recognized on a straight-line basis over the three-year vesting period of the underlying restricted Class A common stock based on the fair value of restricted Class A common stock on the date the awards were granted.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Also in connection with the IPO, the Company issued 74,110 restricted stock units to members of the Company’s board of directors, which vest on the earlier of one year from the date of the grant or the next annual stockholder meeting and will be settled in shares of Class A common stock following the termination of the director’s service. Additionally, upon the IPO, the Company issued a total of 231,100 restricted stock units to 2,311 active employees of the Company, with each employee receiving 100 restricted stock units. Subject to recipients’ continued service, these units will cliff vest on the fourth anniversary of the IPO. Subsequent to the IPO, the Company periodically issues restricted stock units to directors and employees.

The following table presents the number and weighted-average grant date fair value of the restricted stock awards at December 31, 2012:

	Time Awards Converted to Restricted Class A Common Stock	Weighted Average Grant Date Fair Value	Performance Awards Converted to Restricted Class A Common Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Conversion of Phantom Units in connection with the IPO	3,073,118	$4.04	3,560,223	$17.00	—	$—
Conversion of Restricted Class A common stock and units to Class A common stock upon vesting	(835,802)	4.04	(12,068)	17.00	(123)	19.63
Issuance of Restricted Stock Units to directors and employees	—	—	—	—	359,465	17.72
Forfeitures	(242,367)	4.05	(205,344)	17.00	(59,516)	17.00
Non-vested at December 31, 2012	1,994,949	$4.04	3,342,811	$17.00	299,826	$17.87

For the year ended December 31, 2012 share-based compensation expense was $33.4 million. At December 31, 2012, there was approximately $51.6 million of share-based compensation expense not yet recognized related to restricted Class A common stock and restricted stock units. This expense is expected to be recognized over a remaining weighted-average period of approximately 2.4 years.

15. INCOME TAXES

In accordance with ASC Topic 740, Income Taxes, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax liabilities and assets, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using the enacted statutory tax rates and are adjusted for any changes in such rates in the period of change. Vantiv, Inc. is taxed as a C Corporation, which is subject to both federal and state taxation at a corporate level. Therefore, tax expense (benefit) and deferred tax assets and liabilities reflect such status.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of applicable income taxes (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current income tax expense:
U.S. income taxes	$40,747	$(1,462)	$5,364
State and local income taxes	5,754	2,638	2,435
Total current tax expense	46,501	1,176	7,799
Deferred income tax expense (benefit):
U.S. income taxes	366	30,997	4,261
State and local income taxes	(14)	136	(13,016)
Total deferred tax expense (benefit)	352	31,133	(8,755)
Applicable income tax expense (benefit)	$46,853	$32,309	$(956)

The deferred income tax benefit for state and local income taxes in 2010 is primarily related to the recording of a deferred income tax benefit for the reduction of the state and local tax rate on future reversal of deferred tax liabilities as a result of the relocation of the Company's headquarters to a lower tax jurisdiction.

A reconciliation of the U.S. income tax rate and the Company's effective tax rate for all periods is provided below:

	Year Ended December 31,
	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes-net of federal benefit	3.1	4.1	3.3
Change in state and local tax law	(0.2)	(1.3)	(23.1)
Non-controlling interest	(8.4)	(11.0)	(16.9)
Other-net	0.2	0.3	(0.1)
Effective tax rate	29.7%	27.1%	(1.8)%

Deferred income tax assets and liabilities are comprised of the following as of December 31 (in thousands):

	2012	2011
Deferred tax assets
Net operating losses	$30,764	$34,919
Employee benefits	40	11
Other assets	217	213
Other accruals and reserves	748	831
Partnership basis	141,892	—
Deferred tax assets	173,661	35,974
Deferred tax liabilities
Property and equipment	(1,723)	(629)
Goodwill and intangible assets	(32,278)	(27,014)
Partnership basis	—	(7,136)
Deferred tax liability	(34,001)	(34,779)
Deferred tax asset-net	$139,660	$1,195

As part of the acquisition of NPC, the Company acquired federal and state tax loss carryforwards. As of December 31, 2012, the cumulative federal and state tax loss carryforwards were approximately $85.9 million and $6.2 million, respectively.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Federal tax loss carryforwards will expire between 2024 and 2030, and state tax loss carryforwards will expire between 2013 and 2030.

The partnership basis included in the above table is the result of a difference between the tax basis and book basis of Vantiv, Inc.'s investment in Vantiv Holding. Included in partnership basis are deferred tax assets resulting from the increase in tax basis generated by the exchange of units of Vantiv Holding by Fifth Third and JPDN in connection with the IPO and the secondary offering which took place in December 2012. As a result of these exchanges, the Company recorded liabilities under the TRAs of $166.8 million and deferred tax assets of $138.0 million, with a corresponding reduction to paid in capital for the difference. See Note 8 - Tax Receivable Agreements for further discussion of TRAs.

Deferred tax assets are reviewed to determine whether the available evidence allows the Company to recognize the tax benefits. To the extent that a tax asset would be not be recognized, the Company records a valuation allowance against the deferred tax assets. The Company has recorded no valuation allowance during the year ended December 31, 2012 or 2011.

A provision for state and local income taxes has been recorded on the statements of income for the amounts of such taxes the Company is obligated to pay or amounts refundable to the Company. At December 31, 2012 and 2011, the Company recorded an income tax receivable of approximately $4.2 million and $13.8 million, respectively.

The Company accounts for uncertainty in income taxes under ASC 740, Income Taxes. As of December 31, 2012 and 2011, the Company had no material uncertain tax positions. If a future liability does arise related to uncertainty in income taxes, the Company has elected an accounting policy to classify interest and penalties, if any, as income tax expense. Accordingly, a loss contingency is recognized when it is probably that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. Any amount recognized would be subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.

16. FAIR VALUE MEASUREMENTS

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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	2012			2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$—	$—	$—	$—	$30,094	$—

Interest Rate Swaps

The Company’s interest rate swaps were terminated in conjunction with the March 2012 debt refinancing discussed in Note 7 - Long-Term Debt. Prior to the March 2012 debt refinancing, the Company used interest rate swaps to manage interest

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

rate risk. The fair value of interest rate swaps were determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) were based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of ASC 820, Fair Value Measurements, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, were incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 9 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of December 31, 2012 and 2011 (in thousands):

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$67,058	$67,058	$370,549	$370,549
Liabilities:
Note payable	1,256,105	1,262,945	1,754,709	1,769,035

Due to the short-term nature of cash and cash equivalents, the carrying value approximates fair value. Cash and cash equivalents are classified in Level 1 of the fair value hierarchy. The fair value of the Company’s note payable was estimated based on rates currently available to the Company for bank loans with similar terms and maturities and is classified in Level 2 of the fair value hierarchy.

17.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to Vantiv, Inc. by the weighted-average shares of Class A common stock outstanding during the period.

During the year ended December 31, 2012, potentially dilutive securities include restricted stock awards, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding and 70,219,136 of Class B units of Vantiv Holding ("Class B units") which, pursuant to the Exchange Agreement are convertible into shares of Class A common stock. Class B units are considered in computing diluted net income per share on an "if-converted" basis. During the year ended December 31, 2012, Class B units have been excluded in computing diluted net income per share because including them on an "if-converted" basis would have an anti-dilutive effect.

During the years ended December 31, 2011 and 2010, potentially dilutive securities consisted of phantom equity awards issued under the Phantom Equity Plan and the warrant held by Fifth Third. Phantom equity awards issued by and settled in units of Vantiv Holding had an anti-dilutive effect on the Company’s net income per share and were therefore excluded from the calculation of diluted net income per share. The warrant held by Fifth Third was out of the money and was therefore also excluded from the calculation of diluted net income per share. Class B units of Vantiv Holding were not considered in the calculation of diluted net income per share during the year ended December 31, 2011 and 2010 as the Exchange Agreement permitting the conversion of Class B units of Vantiv Holding to Class A common stock of the Company was not in place.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average Class A common shares used in computing basic and diluted net income per share reflect the retrospective application of the stock split which occurred in connection with the IPO. The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2012	2011	2010
Basic:
Net income attributable to Vantiv, Inc. (in thousands)	$57,610	$36,240	$21,993
Shares used in computing basic net income per share:
Weighted-average Class A common shares	116,258,204	89,515,617	89,515,617
Basic net income per share	$0.50	$0.40	$0.25
Diluted:
Net income attributable to Vantiv, Inc. (in thousands)	$57,610	$36,240	$21,993
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	116,258,204	89,515,617	89,515,617
Restricted stock and phantom equity awards	1,553,857	—	—
Warrant	4,935,301	—	—
Diluted weighted-average shares outstanding	122,747,362	89,515,617	89,515,617
Diluted net income per share	$0.47	$0.40	$0.25

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging activities was as follows for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Pretax activity	$29,424	$(29,424)
Tax effect	(5,495)	5,495
Net activity	23,929	(23,929)
Other comprehensive income (loss) attributable to non-controlling interests	14,415	(14,415)
Other comprehensive income (loss) attributable to Vantiv, Inc.	$9,514	$(9,514)

19. RELATED PARTY TRANSACTIONS

In connection with the Company's separation from Fifth Third on June 30, 2009, the Company entered into various agreements which provide for services provided to or received from Fifth Third. Subsequent to the separation from Fifth Third, the Company continues to enter into various business agreements with Fifth Third. Transactions under these agreements are discussed below and throughout these notes to the consolidated financial statements. As discussed in Note 1 - Basis of Presentation, Fifth Third currently holds 70,219,136 shares of Class B common stock representing 18.5% of voting interests in Vantiv, Inc. and 70,219,136 Class B units of Vantiv Holding representing a 33.05% ownership interest.

Debt Agreements

As discussed in Note 7 - Long-Term Debt, the Company had certain debt arrangements outstanding and available from Fifth Third. For the years ended December 31, 2012, 2011 and 2010, interest expense associated with these arrangements was $10.2 million, $18.4 million, and $101.6 million, respectively, and commitment fees were $0.4 million, $0.3 million, and $0.6 million, respectively.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Master Lease Agreement/Master Sublease Agreement

On July 1, 2009, the Company entered into a five-year Master Lease Agreement and a five-year Master Sublease Agreement with Fifth Third and certain of its affiliates for the lease or sublease of a number of office and/or data center locations. Related party rent expense was approximately $3.7 million, $6.8 million and $6.5 million, respectively, for the years ended December 31, 2012, 2011 and 2010. Beginning in February of 2012, this amount was substantially reduced as a result of our exercise of termination rights and the purchase and relocation to our new corporate headquarters.

Referral Agreement

On June 30, 2009, the Company entered into an exclusive referral arrangement with Fifth Third. Commercial and retail merchant clients of Fifth Third and its subsidiary depository institutions that request merchant (credit or debit card) acceptance services are referred exclusively to us. In return for these referrals and the resulting merchant relationships, we make ongoing incentive payments to Fifth Third. The agreement also provides for our referral of prospective banking clients to Fifth Third, in return for certain incentive payments. This agreement terminates in June 2019. Costs associated with this agreement totaled $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Clearing, Settlement and Sponsorship Agreement and Treasury Management Agreement

As discussed in Note 1 - Basis of Presentation, Fifth Third is a member of the Visa, MasterCard and other payment network associations. Fifth Third is the Company's primary sponsor into the respective card associations. Fifth Third also provides access to certain cash and treasury management services to the Company. For the years ended December 31, 2012, 2011 and 2010, the Company paid Fifth Third approximately $1.4 million, $1.2 million and $1.3 million, respectively, for these services. As discussed in Note 2 - Summary of Significant Accounting and Reporting Policies, the Company holds certain cash and cash equivalents on deposit at Fifth Third. At December 31, 2012 and 2011, approximately $21.3 million and $288.4 million, respectively, was held on deposit at Fifth Third. Interest income on such amounts during years ended December 31, 2012, 2011 and 2010 was approximately $0.9 million, $0.7 million, and $1.0 million, respectively.

Transition Services Agreement

In conjunction with the Company's separation from Fifth Third, the Company entered into a transition services agreement (“TSA”) with Fifth Third. Under the TSA, Fifth Third provided services that were required to support the Company as a stand-alone entity during the period following the separation from Fifth Third. These services involved IT services, back-office support, employee related services, product development, risk management, legal, accounting and general business resources. The TSA terminated on October 31, 2011. Subsequent to such date, the Company continues to receive certain non-material services from Fifth Third. The total for services provided by Fifth Third for the years ended December 31, 2012, 2011 and 2010 were $1.1 million, $23.2 million and $51.3 million, respectively.

Management Agreement

In connection with the Company's separation from Fifth Third, the Company entered into a management agreement with Advent for management services including consulting and business development services related to sales and marketing activities, acquisition strategies, financial and treasury requirements and strategic planning. The Company was required to pay Advent $0.5 million the first year and $1.0 million annually thereafter. The fee is payable in full the beginning of each year and is not subject to proration if the contract is terminated prior to years end. The Company paid Advent $1.0 million during the years ended December 31, 2012, 2011 and 2010. Pursuant to its terms, the agreement was terminated in connection with the IPO.

20. SEGMENT INFORMATION

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2012
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$1,409,158	$454,081	$—	$1,863,239
Network fees and other costs	709,341	131,256	—	840,597
Sales and marketing	255,887	24,757	—	280,644
Segment profit	$443,930	$298,068	$—	$741,998

	Year Ended December 31, 2011
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$1,185,253	$437,168	$—	$1,622,421
Network fees and other costs	620,852	135,883	—	756,735
Sales and marketing	211,062	24,046	1,809	236,917
Segment profit	$353,339	$277,239	$(1,809)	$628,769

	Year Ended December 31, 2010
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$756,930	$405,202	$—	$1,162,132
Network fees and other costs	476,932	119,063	—	595,995
Sales and marketing	73,441	22,964	2,013	98,418
Segment profit	$206,557	$263,175	$(2,013)	$467,719

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total segment profit	$741,998	$628,769	$467,719
Less: Other operating costs	(158,374)	(143,420)	(124,383)
Less: General and administrative	(118,231)	(86,870)	(58,091)
Less: Depreciation and amortization	(160,538)	(155,326)	(110,964)
Less: Interest expense—net	(54,572)	(111,535)	(116,020)
Less: Non-operating expenses	(92,672)	(14,499)	(4,300)
Income before applicable income taxes	$157,611	$117,119	$53,961

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited results of operations on a quarterly basis for the years ended December 31, 2012 and 2011.

	Three Months Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(dollars in thousands)
Revenue	$494,092	$466,736	$469,622	$432,789	$439,047	$409,364	$402,564	$371,446
Network fees and other costs	222,906	208,239	209,244	200,208	196,359	192,466	185,694	182,216
Net revenue	271,186	258,497	260,378	232,581	242,688	216,898	216,870	189,230
Sales and marketing	68,042	69,313	70,532	72,757	64,633	56,495	59,570	56,219
Other operating costs	38,572	40,376	40,417	39,009	35,672	35,028	34,980	37,740
General and administrative	31,844	28,600	29,190	28,597	18,367	18,896	28,224	21,383
Depreciation and amortization	41,357	40,618	39,667	38,895	39,559	40,066	39,001	36,700
Income from operations	$91,371	$79,590	$80,572	$53,323	$84,457	$66,413	$55,095	$37,188
Net income (loss) attributable to Vantiv, Inc.	$28,754	$24,264	$22,956	$(18,364)	$15,713	$11,648	$5,380	$3,499
Net income (loss) per common share attributable to Vantiv, Inc.:
Basic	$0.23	$0.20	$0.19	$(0.20)	$0.18	$0.13	$0.06	$0.04
Diluted	$0.22	$0.19	$0.18	$(0.38)	$0.18	$0.13	$0.06	$0.04

Our results of operations are subject to seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically our revenues have been the strongest in the fourth quarter and weakest in our first quarter.

* * * * *

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management's Report on Internal Control Over Financial Reporting for 2012

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Vantiv's Proxy Statement for its 2013Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is available on our website at http://investors.vantiv.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and the location specified above.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as included below regarding equity compensation plan information, the information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 regarding the Company's equity compensation plans. The only plan pursuant to which the Company has made and may currently make additional equity grants is the Vantiv, Inc. 2012 Equity Incentive Plan.

	[a]	[b]	[c]
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])

Plan category
Equity compensation plans approved by stockholders (1)	348,519	—	27,726,356	(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	348,519	—	27,726,356	(2)

(1)	Column [a] includes the following outstanding equity-based awards:

•	81,810 restricted stock units for non-employee directors

•	266,709 restricted stock units

(2)
The 2012 Equity Incentive Plan had 35.5 million shares initially authorized for issuance. In addition to these 35.5 million shares, the following shares will become available for grant under the 2012 Equity Incentive Plan, and, to the extent such shares became available as of December 31, 2012, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2012 Equity Incentive Plan that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; and (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements
Our consolidated financial statements are set forth in "Item 8 - Financial Statements and Supplementary Data" of this report.

(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material or the required information is presented in the financial statements or the notes thereto.

(a)(3) Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTIV, INC.

Dated: February 20, 2013	By:	/s/ CHARLES D. DRUCKER
Name: Charles D. Drucker
Title: President and Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Charles D. Drucker, Mark L. Heimbouch and Nelson F. Greene, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution and full power to act without the other, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES D. DRUCKER	Chief Executive Officer, President and Director	February 20, 2013
Charles D. Drucker	(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH	Chief Financial Officer	February 20, 2013
Mark L. Heimbouch	(Principal Financial and Accounting Officer)

/s/ JEFFREY STIEFLER	Chairman	February 20, 2013
Jeffrey Stiefler

/s/ LEE ADREAN	Director	February 20, 2013
Lee Adrean

/s/ LORI A. BEER	Director	February 20, 2013
Lori A. Beer

/s/ GREG CARMICHAEL	Director	February 20, 2013
Greg Carmichael

/s/ GARY L. LAUER	Director	February 20, 2013
Gary L. Lauer

/s/ JOHN MALDONADO	Director	February 20, 2013
John Maldonado

/s/ DAVID MUSSAFER	Director	February 20, 2013
David Mussafer

/s/ CHRISTOPHER PIKE	Director	February 20, 2013
Christopher Pike

/s/ DANIEL POSTON	Director	February 20, 2013
Daniel Poston

/s/ THOMAS RYAN	Director	February 20, 2013
Thomas Ryan

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Master Investment Agreement among Fifth Third Bank, Fifth Third Financial Corporation, Advent-Kong Blocker Corp., Vantiv Holding, LLC (f/k/a FTPS Holding, LLC) and Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC) dated March 27, 2009 and as amended June 30, 2009.	S-1/A	333-177875	2.1	November 10, 2011
2.2	Agreement and Plan of Merger by and among NPC Group, Inc., FTPS-BG Acquisition Corp., Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC), and National Processing Holdings, LLC dated September 15, 2010.	S-1/A	333-177875	2.2	November 10, 2011
2.3	Recapitalization Agreement by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and the Vantiv, Inc. stockholders party thereto.	10-Q	001-35462	2.1	May 8, 2012
2.4	Membership Interest Purchase Agreement, dated as of October 26, 2012, by and among National Processing Company, Vantiv, LLC, Litle & Co. LLC, Litle Holdings LLC, the members named therein and Thomas J. Litle IV, as members' representative.	S-1	333-185222	2.4	November 30, 2012
3.1	Amended and Restated Certificate of Incorporation of Vantiv, Inc.	10-Q	001-35462	3.1	May 8, 2012
3.2	Amended and Restated Bylaws of Vantiv, Inc.	10-Q	001-35462	3.2	May 8, 2012
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-177875	4.1	March 14, 2012
10.1	Second Amended and Restated Limited Liability Company Agreement of Vantiv Holding, LLC.	10-Q	001-35462	10.1	May 8, 2012
10.2	Advancement Agreement by and among Vantiv Holding, LLC and Vantiv, Inc.	10-Q	001-35462	10.2	May 8, 2012
10.3	Exchange Agreement among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units from time to time party thereto.	10-Q	001-35462	10.3	May 8, 2012
10.4	Registration Rights Agreement by and among Vantiv, Inc. and the stockholders party thereto.	10-Q	001-35462	10.4	May 8, 2012
10.5	Warrant issued by Vantiv Holding, LLC (f/k/a FTPS Holding, LLC) to Fifth Third Bank.	10-Q	001-35462	10.5	May 8, 2012
10.6	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank and FTPS Partners, LLC.	10-Q	001-35462	10.6	May 8, 2012
10.7	Tax Receivable Agreement by and among Vantiv, Inc., the Advent Stockholders and Advent International Corporation.	10-Q	001-35462	10.7	May 8, 2012
10.8	Tax Receivable Agreement by and between Vantiv, Inc. and JPDN Enterprises, LLC.	10-Q	001-35462	10.8	May 8, 2012
10.9	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, the Advent Stockholders, Advent International Corporation and JPDN Enterprises, LLC.	10-Q	001-35462	10.9	May 8, 2012
10.10	Loan Agreement, dated as of March 27, 2012, among Vantiv, LLC, the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other agents party thereto.	10-Q	001-35462	10.10	May 8, 2012
10.11+	Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.1	November 1, 2012
10.12+	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for Holders of Phantom Units under the Vantiv Holding, LLC Management Phantom Equity Plan.	S-1/A	333-177875	10.24	March 5, 2012
10.13+	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for the Chief Executive Officer.	S-1/A	333-177875	10.38	March 14, 2012
10.14+	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under the Vantiv, Inc. 2012 Equity Incentive Plan.	S-1/A	333-177875	10.39	March 14, 2012
10.15+	Form of Restricted Stock Unit Award Agreement for Carlos Lima under the Vantiv, Inc. 2012 Equity Incentive Plan.
10.25+	Vantiv, LLC Executive Severance Plan.	S-1/A	333-177875	10.25	March 14, 2012

10.26+	Amended and Restated Offer Letter, dated March 15, 2012, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.26	March 16, 2012
10.27+	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Mark L. Heimbouch.	S-1/A	333-177875	10.27	March 14, 2012
10.28+	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Donald Boeding.	S-1/A	333-177875	10.34	March 14, 2012
10.29+	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Royal Cole.	S-1/A	333-177875	10.35	March 14, 2012
10.30+	Offer Letter, dated May 30, 2012, by and between Vantiv, LLC and Carlos Lima.
10.31+	Non-Competition, Non-Solicitation and Confidentiality Agreement made as of June 30, 2009, by and between Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC) and Charles D. Drucker.	S-1/A	333-177875	10.28	March 5, 2012
10.32+	Form of Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC) Non-Competition, Non-Solicitation and Confidentiality Agreement for executive officers.	S-1/A	333-177875	10.29	March 5, 2012
10.33+	Form of Indemnification Agreement.	S-1/A	333-177875	10.37	March 16, 2012
10.34†	Referral Agreement, dated June 30, 2009, by and between Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC) and Fifth Third Bancorp.	S-1/A	333-177875	10.11	March 14, 2012
10.35†	Master Services Agreement, dated as of June 30, 2009, between Fifth Third Bancorp and Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC).	S-1/A	333-177875	10.12	March 14, 2012
10.36†	Amendment No. 1 to the Master Services Agreement between Vantiv, LLC and Fifth Third Bancorp.	S-1/A	333-177875	10.13	March 14, 2012
10.37†	Clearing, Settlement and Sponsorship Services Agreement, dated June 30, 2009, by and between Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC) and Fifth Third Bank.	S-1/A	333-177875	10.14	March 14, 2012
11.1	Statement re computation of per share earnings (incorporated by reference to Notes to the Financial Statements included in Part II of this Report).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

†	Confidential treatment granted as to certain portions by the SEC.

+	Indicates a management contract or compensatory plan.