Form 10-Q
period 2013-03-31
Vantiv, Inc.
filed 2013-05-06
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 31, 2013, there were 141,500,030 shares of the Registrant’s Class A common stock outstanding and 70,219,136 shares of the Registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2013

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “continue,” “could,” “should,” “can have,” “likely,” or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Unaudited
(In thousands, except share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
External customers	$479,159	$414,620
Related party revenues	18,807	18,169
Total revenue	497,966	432,789
Network fees and other costs	225,065	200,208
Sales and marketing	75,976	72,757
Other operating costs	50,560	39,009
General and administrative	31,099	28,597
Depreciation and amortization	43,296	38,895
Income from operations	71,970	53,323
Interest expense—net	(9,694)	(24,450)
Non-operating expenses	—	(91,836)
Income (loss) before applicable income taxes	62,276	(62,963)
Income tax expense (benefit)	17,811	(20,035)
Net income (loss)	44,465	(42,928)
Less: Net (income) loss attributable to non-controlling interests	(18,346)	24,564
Net income (loss) attributable to Vantiv, Inc.	$26,119	$(18,364)
Net income (loss) per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.19	$(0.20)
Diluted	$0.18	$(0.38)
Shares used in computing net income (loss) per share of Class A common stock:
Basic	137,084,276	93,018,506
Diluted	214,584,791	102,377,931

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$44,465	$(42,928)
Other comprehensive income, net of tax:
Reclassification adjustment for losses on hedging activity included in net loss	—	23,929
Comprehensive income (loss)	44,465	(18,999)
Less: Comprehensive (income) loss attributable to non-controlling interests	(18,346)	10,149
Comprehensive income (loss) attributable to Vantiv, Inc.	$26,119	$(8,850)

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$141,740	$67,058
Accounts receivable—net	401,297	397,664
Related party receivable	5,125	4,415
Settlement assets	130,111	429,377
Prepaid expenses	17,287	10,629
Other	11,851	11,934
Total current assets	707,411	921,077
Customer incentives	29,207	28,927
Property and equipment—net	176,629	174,940
Intangible assets—net	853,187	884,536
Goodwill	1,807,775	1,804,592
Deferred taxes	141,361	141,361
Other assets	23,126	24,096
Total assets	$3,738,696	$3,979,529
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$211,977	$215,998
Related party payable	2,705	1,625
Settlement obligations	319,551	542,564
Current portion of note payable to related party	16,000	28,800
Current portion of note payable	36,500	63,700
Current portion of tax receivable agreement obligations to related parties	31,595	—
Deferred income	11,716	9,667
Current maturities of capital lease obligations	4,889	5,505
Other	222	1,609
Total current liabilities	635,155	869,468
Long-term liabilities:
Note payable to related party	288,000	292,000
Note payable	862,730	871,605
Tax receivable agreement obligations to related parties	453,105	484,700
Capital lease obligations	7,611	8,275
Deferred taxes	8,207	8,207
Other	1,039	1,039
Total long-term liabilities	1,620,692	1,665,826
Total liabilities	2,255,847	2,535,294
Commitments and contingencies (See Note 6 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 141,500,030 shares outstanding at March 31, 2013; 142,243,680 shares outstanding at December 31, 2012	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 70,219,136 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	774,449	766,337
Retained earnings	95,613	69,494
Treasury stock, at cost; 1,415,456 shares at March 31, 2013 and 978,226 shares at December 31, 2012	(27,308)	(17,906)
Total Vantiv, Inc. equity	842,755	817,926
Non-controlling interests	640,094	626,309
Total equity	1,482,849	1,444,235
Total liabilities and equity	$3,738,696	$3,979,529

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net income (loss)	$44,465	$(42,928)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	43,296	38,895
Amortization of customer incentives	2,475	1,234
Amortization and write-off of debt issuance costs	1,001	56,352
Share-based compensation expense	6,740	8,663
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable and related party receivable	(4,344)	15,984
Increase (decrease) in net settlement assets and obligations	76,253	(69,789)
Increase in customer incentives	(5,815)	(1,422)
Increase in prepaid and other assets	(6,232)	(26,764)
Decrease in accounts payable and accrued expenses	(4,516)	(29,754)
Increase (decrease) in payable to related party	1,080	(2,864)
Increase in other liabilities	2,049	1,719
Net cash provided by (used in) operating activities	156,452	(50,674)
Investing Activities:
Purchases of property and equipment	(12,342)	(15,614)
Acquisition of customer portfolios and related assets	(32)	(2,829)
Purchase of investments	(124)	—
Net cash used in investing activities	(12,498)	(18,443)
Financing Activities:
Proceeds from initial public offering, net of offering costs of $39,091	—	460,913
Proceeds from follow-on offering, net of offering costs of $1,951	—	33,512
Proceeds from issuance of long-term debt	—	1,248,750
Repayment of debt and capital lease obligations	(56,681)	(1,761,784)
Payment of debt issuance costs	—	(28,949)
Purchase of Class B units in Vantiv Holding from Fifth Third Bank	—	(33,512)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(9,402)	(11,929)
Tax benefit from employee share-based compensation	3,607	10,244
Distribution to funds managed by Advent International Corporation	—	(40,086)
Distribution to non-controlling interests	(6,796)	(22,229)
Net cash used in financing activities	(69,272)	(145,070)
Net increase (decrease) in cash and cash equivalents	74,682	(214,187)
Cash and cash equivalents—Beginning of period	67,058	370,549
Cash and cash equivalents—End of period	$141,740	$156,362
Cash Payments:
Interest	$8,570	$32,559
Taxes	13,465	773
Non-cash Items:
Issuance of tax receivable agreements	$—	$333,000

 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

		Common Stock								Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Interests
Beginning Balance, January 1, 2013	$1,444,235	142,244	$1	70,219	$—	978	$(17,906)	$766,337	$69,494	$626,309
Net income	44,465	—	—	—	—	—	—	—	26,119	18,346
Tax benefit from employee share-based compensation	3,607	—	—	—	—	—	—	3,607	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(9,402)	(437)	—	—	—	437	(9,402)	—	—	—
Distribution to non-controlling interests	(6,796)	—	—	—	—	—	—	—	—	(6,796)
Share-based compensation	6,740	—	—	—	—	—	—	4,505	—	2,235
Forfeitures of restricted stock awards	—	(307)	—	—	—	—	—	—	—	—
Ending Balance, March 31, 2013	$1,482,849	141,500	$1	70,219	$—	1,415	$(27,308)	$774,449	$95,613	$640,094

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

									Retained	Accumulated
		Common Stock							Earnings	Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	(Accumulated	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	(Loss) Income	Interests
Beginning Balance, January 1, 2012	$1,255,720	89,516	$1	—	—	—	—	$581,241	$51,970	$(9,514)	$632,022
Net loss	(42,928)	—	—	—	—	—	—	—	(18,364)	—	(24,564)
Issuance of Class A common stock upon initial public offering, net of offering costs	460,913	29,412	—	—	—	—	—	460,913	—	—	—
Issuance of Class A common stock in connection with follow-on offering, net of offering costs	33,512	2,086	—	—	—	—	—	33,512	—	—	—
Issuance of Class A common stock to prior unit holders under the Vantiv Holding Management Phantom Equity Plan	—	8,716	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	10,244	—	—	—	—	—	—	10,244	—	—	—
Issuance of Class A common stock to JPDN in exchange for Class A and Class B units in Vantiv Holding held by JPDN	—	240	—	—	—	—	—	4,074	—	—	(4,074)
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(11,929)	(702)	—	—	—	702	(11,929)	—	—	—	—
Issuance of Class B common stock under Recapitalization Agreement	—	—	—	86,005	—	—	—	—	—	—	—
Purchase of Class B units in Vantiv Holding from Fifth Third Bank and cancellation of related Class B common stock	(33,512)	—	—	(2,086)	—	—	—	—	—	—	(33,512)
Issuance of tax receivable agreements	(325,000)	—	—	—	—	—	—	(325,000)	—	—	—
Cash flow hedge reclassification adjustment	23,929	—	—	—	—	—	—	—	—	9,514	14,415
Distribution to non-controlling interests	(22,229)	—	—	—	—	—	—	—	—	—	(22,229)
Distribution to funds managed by Advent International Corporation	(40,086)	—	—	—	—	—	—	—	(40,086)	—	—
Share-based compensation	8,663	—	—	—	—	—	—	5,116	—	—	3,547
Reallocation of non-controlling interests of Vantiv Holding	—	—	—	—	—	—	—	(105,114)	—	—	105,114
Ending Balance, March 31, 2012	$1,317,297	129,268	$1	83,919	$—	702	$(11,929)	$664,986	$(6,480)	$—	$670,719

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of March 31, 2013, Vantiv, Inc. and Fifth Third Bank (“Fifth Third”) owned interests in Vantiv Holding of 66.83% and 33.17%, respectively.

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests represent the minority shareholders’ share of net income or loss of and equity in Vantiv Holding. Net income (loss) attributable to non-controlling interests does not include expenses incurred directly by Vantiv, Inc., including income tax expense (benefit) attributable to Vantiv, Inc. All of the Company’s non-controlling interests are presented after Vantiv Holding income tax expense or benefit in the consolidated statements of income (loss) as “Net (income) loss attributable to non-controlling interests.” Non-controlling interests are presented as a component of equity in the consolidated statements of financial position.

Basis of Presentation

The accompanying consolidated financial statements include those of Vantiv, Inc. and its majority-owned subsidiary, Vantiv Holding, LLC. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and should be read in conjunction with the Company's 2012 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited; however, in the opinion of management they include all normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Financial Institution Services

The Company’s Financial Institution Services segment revenues are primarily derived from debit, credit and automated teller machines (“ATM”) card transaction processing, ATM driving and support, and personal identification number (“PIN”) debit processing services. Financial Institution Services revenue associated with processing transactions includes per transaction and account related fees, card production fees and fees generated from the Company’s Jeanie network. Financial Institution Services revenue related to card transaction processing is recognized when consumers use their client-issued cards to make purchases. Financial Institution Services also generates revenue through other services, including statement production, collections and inbound/outbound call centers for credit transactions and other services such as credit card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services. Financial Institution Services revenue is recognized as services are performed.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•
Non-operating expenses during the three months ended March 31, 2012 consisted of $54.8 million in expenses resulting from the write-off of unamortized deferred financing fees and original issue discount associated with the component of the March 2012 debt refinancing accounted for as a debt extinguishment, including a call premium equal to 1% of the outstanding balance of the original debt, or approximately $12.2 million. Also included are charges relating to the early termination of the Company’s interest rate swaps (see Note 5 - Derivatives and Hedging Activities) in connection with the debt refinancing, and a one-time activity fee of $6.0 million assessed by MasterCard as a result of the Company's initial public offering (“IPO”).

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards and performance awards is measured based on the market price of the Company’s stock on the grant date.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Vantiv, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Vantiv, Inc. by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 10 - Net Income (Loss) Per Share for further discussion.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of March 31, 2013 and December 31, 2012 the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 28.6% and 31.8%, respectively, for the three months ended March 31, 2013 and 2012. The effective rate for each period reflects the impact of the Company’s non-controlling interests.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was not material to the Company’s statement of financial position.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2012 in accordance with ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” which permits the Company to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on this analysis, it was determined that it is not more likely than not that the fair value of the reporting units is less than the carrying value.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

2. BUSINESS COMBINATIONS

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

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, all of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of tax benefits resulting from the acquisition, the acquired workforce and growth opportunities, none of which qualifies as an amortizable asset. The table below presents an updated purchase price allocation from the preliminary amounts reported as of December 31, 2012 (in thousands):

Current assets	$10,326
Property and equipment	13,503
Non-current assets	30
Goodwill	275,401
Customer relationship intangible assets	73,600
Trade name	1,300
Current liabilities	(13,571)
Total purchase price	$360,589

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. INTANGIBLE ASSETS

As of March 31, 2013 and December 31, 2012, the Company's intangible assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Customer relationship intangible assets	$1,212,919	$1,212,919
Trade name	42,300	42,300
Customer portfolios and related assets	16,812	16,780
	1,272,031	1,271,999

Less accumulated amortization on:
Customer relationship intangible assets	413,731	383,962
Trade Name	400	—
Customer portfolios and related assets	4,713	3,501
	418,844	387,463
	$853,187	$884,536

Amortization expense on intangible assets for the three months ended March 31, 2013 and 2012 was $31.4 million and $29.7 million, respectively.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

2014	$117,893
2015	113,869
2016	110,760
2017	107,728
2018	105,937

4. TAX RECEIVABLE AGREEMENTS

In connection with its IPO, the Company entered into four tax receivable agreements (“TRAs”) with its pre-IPO investors, which consisted of certain funds managed by Advent International Corporation (“Advent”), Fifth Third and JPDN Enterprises, LLC (“JPDN”). A description of each TRA is as follows:

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

Subsequent to the IPO, the underwriters exercised their option to purchase additional shares of the Company’s Class A common stock.  As a result, the Company purchased units of Vantiv Holding from Fifth Third. In connection with the secondary offering, which took place in December 2012, Fifth Third exchanged Class B units of Vantiv Holding for Vantiv, Inc. Class A common stock. As a result of the increase in tax basis generated by these transactions, the Company recorded a liability under the TRA of $165.1 million.

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

•
TRA with JPDN:  Provides for the payment to JPDN of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result of the increase in tax basis that may result from the Vantiv Holding units exchanged for the Company’s Class A common stock by JPDN, as well as the tax benefits attributable to payments made under such TRA.  As part of the recapitalization of Vantiv, Inc. and Vantiv Holding immediately prior to the IPO, JPDN contributed its units of Vantiv Holding to Vantiv, Inc. in exchange for shares of Class A common stock of Vantiv, Inc., creating an obligation under the TRA.

The Company will retain the benefit of the remaining 15% of the cash savings associated with each of the TRAs discussed above.

As of March 31, 2013 and December 31, 2012, the Company’s liability pursuant to the TRAs was as follows (in thousands):

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

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year.  Therefore, the Company does not expect to make any payments under the TRAs during the year ended December 31, 2013.  The first payment under the TRA obligations is due in the first quarter of 2014. The payment, recorded as current portion of tax receivable agreement obligations to related parties on the accompanying statement of financial position, is expected to be approximately $31.6 million. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company historically entered into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. These derivative instruments consisted of

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. In connection with the March 2012 debt refinancing, the Company terminated its interest rate swaps and discontinued hedge accounting accordingly.

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

Any ineffectiveness associated with such derivative instruments was recorded immediately as interest expense in the accompanying consolidated statements of income. As a result of the refinancing of the Company’s debt during March 2012, the Company accelerated the reclassification of amounts in accumulated other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming no longer probable of occurring.  The accelerated amounts were a loss of approximately $31.1 million, which was recorded as a component of non-operating expenses in the accompanying consolidated statement of loss for the three months ended March 31, 2012. The table below presents the effect of the Company’s interest rate swaps on the consolidated statements of income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Derivatives in cash flow hedging relationships:
Amount of loss recognized in OCI (effective portion)(1)	$—	$(4,256)
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	—	(2,600)
Amount of loss recognized in earnings(2)	—	(31,079)

(1)	“OCI” represents other comprehensive income.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. CONTROLLING AND NON-CONTROLLING INTERESTS IN VANTIV HOLDING

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Vantiv, Inc. owns a controlling interest in Vantiv Holding, and therefore consolidates the financial results of Vantiv Holding and records non-controlling interest for the economic interests in Vantiv Holding held by Fifth Third.

As of March 31, 2013, Vantiv, Inc.’s interest in Vantiv Holding was 66.83%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2012	142,243,680	70,219,136	212,462,816
% of ownership	66.95%	33.05%
Equity plan activity (a)	(743,650)	—	(743,650)
As of March 31, 2013	141,500,030	70,219,136	211,719,166
% of ownership	66.83%	33.17%

(a)	Includes repurchase of Class A common stock to satisfy employee tax withholding obligation and forfeitures of Restricted Class A common stock awards.

The table below provides a reconciliation of net income (loss) attributable to non-controlling interests based on relative ownership interests in Vantiv Holding as discussed above (in thousands):

	Three Months Ended March, 31
	2013	2012
Net income (loss)	$44,465	$(42,928)
Items not allocable to non-controlling interests:
Vantiv, Inc. income tax expense (benefit) (a)	10,842	(25,735)
Vantiv Holding net income (loss)	55,307	(68,663)
Net income (loss) attributable to non-controlling interests (b)	$18,346	$(24,564)

(a)                    Represents income tax expense (benefit) related to Vantiv, Inc.
(b)                     Net income (loss) attributable to non-controlling interests reflects the allocation of Vantiv Holding’s net income (loss) based on the proportionate ownership interests in Vantiv Holding held by the non-controlling unitholders. The net income (loss) attributable to non-controlling unitholders reflects the changes in ownership interests summarized in the table above.

8. SHARE-BASED COMPENSATION PLANS

 2012 Equity Incentive Plan

The 2012 Vantiv Inc. Equity Incentive Plan (“2012 Equity Plan”) was adopted by the Company’s board of directors in March 2012. The 2012 Equity Plan provides for grants of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. The maximum number of shares of Class A common stock available for issuance pursuant to the 2012 Equity Plan is 35.5 million shares.

 Total share-based compensation expense during the three months ended March 31, 2013 and 2012 was $6.7 million and $8.7 million, respectively.

Restricted Class A Common Stock

Prior to the IPO in March 2012, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan (“Phantom Equity Plan”) which provided for awards to be converted to unrestricted and restricted shares of Vantiv, Inc. Class A common stock upon completion of the IPO, issued under the 2012 Equity Plan. Upon conversion, the Company issued 1,381,135 shares of unrestricted Class A Common Stock and 6,633,341 shares of restricted Class A Common Stock. During the three months ending March 31, 2013, 1,345,209 shares of restricted stock vested and

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

306,420 restricted shares were forfeited. No restricted shares were granted during the three months ended March 31, 2013. At March 31, 2013, there were 3,686,131 restricted shares outstanding.

Stock Options

During the three months ended March 31, 2013, the Company granted 673,176 stock options to certain key employees. The stock options vest in 25% annual increments beginning on the first anniversary of the date of grant, subject to the participant's continued service through each such vesting date. All stock options are nonqualified stock options and expire on the tenth anniversary of the grant date. There were no options outstanding at the beginning of the period, and no options exercised, forfeited or expired during the period. The weighted-average grant date fair value of $7.10 was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

2013
Expected option life at grant (in years)	6.25
Expected volatility	30.60%
Expected dividend yield	—%
Risk-free interest rate	1.15%

The expected option life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method” allowed under SEC guidance. The Company used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Since the Company's publicly traded stock history is relatively short, expected volatility is based on the Company's historical volatility and the historical volatility of a group of peer companies. The Company does not intend to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

Performance Share Units

During the three months ended March 31, 2013, the Company issued to certain key employees a total of 217,730 performance share units, which vest on the third anniversary of the grant date, subject to the achievement of certain performance goals. Participants have the right to earn 0% to 200% of a target number of shares of the Company's Class A Common Stock determined by the level of achievement of the performance measures during the performance period commencing on January 1, 2013 and ending on December 31, 2015. The weighted-average grant date fair value of the performance share units was $21.95, which was based on the quoted fair market value of our common stock on the grant date. There were no performance share units outstanding at the beginning of the period, and no performance share units exercised or forfeited during the period.

Restricted Stock Units

The Company issues to certain employees restricted stock units, which typically vest in 25% annual increments beginning on the first anniversary of the date of grant. The grant date fair value of the restricted stock units is based on the quoted fair market value of our common stock at the award date.

The following table summarizes the number and weighted-average grant date fair value of restricted stock units during the three months ending March 31, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	299,826	$17.87
Granted	308,061	21.68
Vested	—	—
Forfeited	(8,400)	17.00
Non-vested at March 31, 2013	599,487	$19.84

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. FAIR VALUE MEASUREMENTS

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

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$141,740	$141,740	$67,058	$67,058
Liabilities:
Note payable	1,203,230	1,213,840	1,256,105	1,262,945

Due to the short-term nature of cash and cash equivalents, the carrying values approximate fair value. Cash and cash equivalents are classified in Level 1 of the fair value hierarchy. The fair value of the Company’s note payable was estimated based on rates currently available to the Company for bank loans with similar terms and maturities and is classified in Level 2 of the fair value hierarchy.

10.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to Vantiv, Inc. by the weighted-average shares of Class A common stock outstanding during the period.

Diluted net income (loss) per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of non-controlling interests. As such, due to the Company's structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income (loss) per share is adjusted to reflect the Company's income tax expense (benefit) assuming the conversion of the non-controlling interest into Class A common stock. The denominator is adjusted to include the weighted-average shares of Class A common stock outstanding assuming conversion of the Class B units of Vantiv Holding (“Class B units”) held by the non-controlling interest on an “if-converted” basis.

During the three months ended March 31, 2013, the weighted-average diluted shares also included the restricted stock and restricted stock units as discussed in Note 8 - Share-Based Compensation Plans, and the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding. Excluded from the diluted shares are approximately 673,000 stock options as they were anti-dilutive during the period. Approximately 218,000 performance share units are excluded as the applicable performance metrics had not been met as of the reporting date.

During the three months ended March 31, 2012, potential common shares related to the restricted stock awards issued under the 2012 Equity Plan and the warrant held by Fifth Third were anti-dilutive and are therefore excluded from the calculation of diluted net income (loss) per share. Approximately 20.4 million shares relating to the warrant and approximately 6.9 million of restricted stock awards were excluded.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

The weighted-average Class A common shares used in computing basic and diluted net income (loss) per share reflect the retrospective application of the stock split which occurred in connection with the IPO. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Basic:
Net income (loss) attributable to Vantiv, Inc.	$26,119	$(18,364)
Shares used in computing basic net income (loss) per share:
Weighted-average Class A common shares	137,084,276	93,018,506
Basic net income (loss) per share	$0.19	$(0.20)
Diluted:
Consolidated income (loss) before applicable income taxes	$62,276	$(62,963)
Income tax expense (benefit) excluding impact of non-controlling interest	23,976	(24,241)
Net income (loss)	$38,300	$(38,722)
Shares used in computing diluted net income (loss) per share:
Weighted-average Class A common shares	137,084,276	93,018,506
Weighted-average Class B units of Vantiv Holding	70,219,136	9,359,425
Restricted stock awards	1,979,668	—
Warrant	5,301,711	—
Diluted weighted-average shares outstanding	214,584,791	102,377,931
Diluted net income (loss) per share	$0.18	$(0.38)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity of the components of accumulated other comprehensive income related to cash flow hedging activities was as follows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Pretax activity	$—	$29,424
Tax effect	—	(5,495)
Net activity	—	23,929
Other comprehensive income attributable to non-controlling interests	—	14,415
Other comprehensive income attributable to Vantiv, Inc.	$—	$9,514

12. SEGMENT INFORMATION

The Company's segments consist of the Merchant Services segment and the Financial Institution Services segment. The Company's Chief Executive Officer, who is the chief operating decision maker (“CODM”), evaluates the performance and allocates resources based on the operating results of each segment. Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

Segment profit reflects total revenue less network fees and other costs and sales and marketing costs of the segment.
The Company’s CODM evaluates this metric in analyzing the results of operations for each segment.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31, 2013
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$385,584	$112,382	$—	$497,966
Network fees and other costs	193,996	31,069	—	225,065
Sales and marketing	70,150	5,826	—	75,976
Segment profit	$121,438	$75,487	$—	$196,925

	Three Months Ended March 31, 2012
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$322,978	$109,811	$—	$432,789
Network fees and other costs	165,526	34,682	—	200,208
Sales and marketing	66,699	6,058	—	72,757
Segment profit	$90,753	$69,071	$—	$159,824

 A reconciliation of total segment profit to the Company’s income (loss) before applicable income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Total segment profit	$196,925	$159,824
Less: Other operating costs	(50,560)	(39,009)
Less: General and administrative	(31,099)	(28,597)
Less: Depreciation and amortization	(43,296)	(38,895)
Less: Interest expense—net	(9,694)	(24,450)
Less: Non-operating expenses	—	(91,836)
Income (loss) before applicable income taxes	$62,276	$(62,963)

13. SUBSEQUENT EVENTS
On May 6, 2013, the Company's board of directors approved a share repurchase of up to $400 million of outstanding shares of our Class A common stock. We have also entered into a commitment letter with various lenders to refinance our senior secured credit facilities. The new senior secured credit facilities are expected to consist of a $1,850 million tranche A term loan facility and a $250 million revolving credit facility, maturing in May 2018. If consummated, the debt refinancing will increase the amount of debt on our statement of financial position by approximately $650 million.
* * * * *

Vantiv, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements for the year ended December 31, 2012 included in our 10-K filed with the SEC on February 20, 2013.

General

We are the third largest merchant acquirer and the largest personal identification number (“PIN”) debit acquirer by transaction volume, according to the Nilson Report, and a leading, integrated payment processor in the United States differentiated by a single, proprietary technology platform. This enables us to efficiently provide a suite of comprehensive services to both merchants and financial institutions of all sizes in the United States. Our technology platform offers our clients a single point of access and service that is easy to connect to and use in order to access a broad range of payment services and solutions. Our integrated business and single platform also enable us to innovate, develop and deploy new services and provide us with significant economies of scale. Our varied and broad distribution provides us with a diverse client base and channel partner relationships.

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

We enable merchants of all sizes to accept and process credit, debit and prepaid payments and provide them supporting services, such as information solutions, interchange management and fraud management, as well as vertical-specific solutions in sectors such as grocery, pharmacy, retail, petroleum and restaurants/quick service restaurants. We also provide mission critical payment services to financial institutions, such as card issuer processing, payment network processing, fraud protection, card production, prepaid program management, automated teller machine (“ATM”) driving and network gateway and switching services that utilize our proprietary Jeanie PIN debit payment network.

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

Executive Overview

Revenue for the three months ended March 31, 2013, increased 15% to $498.0 million from $432.8 million in 2012. The revenue growth was due primarily to transaction growth of 18%, including the impact of the acquisition of Litle & Co., LLC (“Litle”) in November 2012, partially offset by a slight decline in revenue per transaction primarily attributable to the addition of a large national processing contract in April 2012.

Income from operations for the three months ended March 31, 2013, increased $18.7 million to $72.0 million from $53.3 million in 2012.

Net income for the three months ended March 31, 2013, increased $87.4 million to $44.5 million from a loss of $42.9 million in 2012. Net income attributable to Vantiv, Inc. for the three months ended March 31, 2013, increased $44.5 million to $26.1 million from a loss of $18.4 million in 2012.

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

Merchant Services

We provide a comprehensive suite of payment processing services, including acquiring and processing transactions, value-added services and merchant services for banks and credit unions. We authorize, clear, settle and provide reporting for electronic payment transactions for our merchant services clients. Our client base includes approximately 400,000 merchant locations, with an emphasis on non-discretionary everyday spend categories where spending has been more resilient during economic downturns.

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

•
Non-operating expenses during the three months ended March 31, 2012 consisted of charges related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing and a one-time activity fee assessed by MasterCard as a result of our IPO.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third Bank, our results of operations include net income (loss) attributable to non-controlling interests. Net income (loss) attributable to non-controlling interests for the three months ended March 31, 2013 and 2012 was $18.3 million and $(24.6) million, respectively. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third Bank will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our stockholders.

Factors and Trends Impacting Our Business and Results of Operations

We expect a number of factors will impact our business, results of operations and financial condition. In general, our revenue is impacted by the number and dollar volume of card based transactions which in turn are impacted by general economic conditions, consumer spending and the emergence of new technologies and payment types, such as ecommerce, mobile payments, and prepaid cards. In our Merchant Services segment, our net revenues are impacted by the mix of the size of merchants that we provide services to as well as the mix of transaction volume by merchant category. In our Financial Institution Services segment, our net revenues are also impacted by the mix of the size of financial institutions to which we provide services as well as consolidation and market and industry pressures, which have contributed and are expected to continue to contribute to pricing compression of payment processing fees in this segment. We also expect our results of operations to be impacted by the factors discussed below.

Pro Forma Adjusted Net Income

We use pro forma adjusted net income for financial and operational decision making as a means to evaluate period-to-period comparisons of our performance and results of operations. Pro forma adjusted net income is also incorporated into performance metrics underlying certain share-based payments issued under the 2012 Vantiv, Inc. Equity Incentive Plan and our variable compensation plan. We believe pro forma adjusted net income provides useful information about our performance and operating results, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to key metrics used by management in its financial and operational decision making.

In calculating pro forma adjusted net income, we make certain non-GAAP adjustments, as well as pro forma adjustments, to adjust our GAAP operating results for the items discussed below. This measure should be considered together with GAAP operating results.

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incurred costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory and integration services and personnel related costs. Additionally, our expenses include costs associated with a one-time signing bonus issued to certain employees that transferred to us from Fifth Third Bank ("Fifth Third") in connection with our separation from Fifth Third in June 2009. This signing bonus contained a five-year vesting period beginning on the date of the separation. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses. For the three months ended March 31, 2013 and 2012, transition, acquisition and integration costs were $3.2 million and $2.1 million, respectively.

Share-Based Compensation

Prior to our IPO, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan. In connection with the IPO, outstanding awards under the Vantiv Holding Management Phantom Equity Plan were converted into unrestricted and restricted stock, issued under the 2012 Vantiv, Inc. Equity Incentive Plan. Subsequent to the IPO, we have granted share-based awards to certain employees and members of our board of directors and intend to continue to grant additional share-based awards in the future. During the three months ended March 31, 2013 and 2012, we incurred share-based compensation expense of $6.7 million and $8.7 million respectively, which is included in general and administrative expense.

Intangible Amortization Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions.

Non-operating Expenses

For the three months ended March 31, 2012, we recorded $91.8 million within non-operating expenses, which consisted of $85.8 million related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in March 2012 and a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate of 38.5%, including the income tax effect of the non-GAAP adjustments described above.

Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from the amortization of intangible assets and other tax attributes resulting from or acquired with our acquisitions, including Litle, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under TRAs established at the time of our initial public offering. The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

The table below provides a reconciliation of GAAP income (loss) before applicable income taxes to pro forma adjusted net income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Income (loss) before applicable taxes	$62,276	$(62,963)
Non-GAAP Adjustments:
Transition, acquisition and integration costs	3,221	2,059
Share-based compensation	6,740	8,663
Intangible amortization	30,460	29,289
Non-operating expenses	—	91,836
Non-GAAP Adjusted Income Before Applicable Taxes	102,697	68,884
Pro Forma Adjustments:
Income tax expense adjustment	(39,538)	(26,520)
Tax adjustments	4,242	—
Pro Forma Adjusted Net Income	$67,401	$42,364

Pro forma adjusted net income was previously referred to as cash net income.

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenue	$497,966	$432,789	$65,177	15%
Network fees and other costs	225,065	200,208	24,857	12
Net revenue	272,901	232,581	40,320	17
Sales and marketing	75,976	72,757	3,219	4
Other operating costs	50,560	39,009	11,551	30
General and administrative	31,099	28,597	2,502	9
Depreciation and amortization	43,296	38,895	4,401	11
Income from operations	$71,970	$53,323	$18,647	35%
Non-financial data:
Transactions (in millions)	3,974	3,367		18%

As a Percentage of Net Revenue	Three Months Ended March 31,
	2013	2012
Net revenue	100.0%	100.0%
Sales and marketing	27.8	31.3
Other operating costs	18.5	16.8
General and administrative	11.4	12.3
Depreciation and amortization	15.9	16.7
Income from operations	26.4%	22.9%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Revenue increased 15% to $498.0 million for the three months ended March 31, 2013 from $432.8 million for the three months ended March 31, 2012. The increase was due primarily to transaction growth of 18%, including the impact of the acquisition of Litle in November 2012, partially offset by a slight decline in revenue per transaction primarily attributable to the addition of a large national processing contract in April 2012.

Network Fees and Other Costs

Network fees and other costs increased 12% to $225.1 million for the three months ended March 31, 2013 from $200.2 million for the three months ended March 31, 2012. The increase was due primarily to transaction growth of 18%, partially offset by debit routing benefits and a reduction of third party processing fees as we transitioned clients to our single processing platform.

Net Revenue

Net revenue increased 17% to $272.9 million for the three months ended March 31, 2013 from $232.6 million for the three months ended March 31, 2012. The increase in net revenue was due primarily to transaction growth of 18%.

 Sales and Marketing

Sales and marketing expense increased 4% to $76.0 million for the three months ended March 31, 2013 from $72.8 million for the three months ended March 31, 2012. The increase was attributable to the acquisition of Litle and higher sales and marketing personnel and related costs.

Other Operating Costs

Other operating costs increased 30% to $50.6 million for the three months ended March 31, 2013 from $39.0 million for the three months ended March 31, 2012. The increase was primarily attributable to the acquisition of Litle. In addition, an increase in information technology infrastructure and personnel costs associated with growth in transactions and an increase in transition, acquisition and integration costs of $1.6 million contributed to the increase.

General and Administrative

General and administrative expenses increased 9% to $31.1 million for the three months ended March 31, 2013 from $28.6 million for the three months ended March 31, 2012. The increase was primarily attributable to the acquisition of Litle, higher personnel costs and professional service fees, offset by a decrease in share-based compensation of $1.9 million and a decrease in transition, acquisition and integration costs of $0.4 million.

Depreciation and Amortization

Depreciation and amortization expense increased 11% to $43.3 million for the three months ended March 31, 2013 from $38.9 million for the three months ended March 31, 2012. The increase was due primarily to an increase in capital expenditures largely related to our information technology infrastructure as well as the acquisition of Litle.

Income from Operations

Income from operations increased 35% to $72.0 million for the three months ended March 31, 2013 from $53.3 million for the three months ended March 31, 2012.

Interest Expense—Net

As a result of our debt refinancing in March 2012, interest expense—net decreased 60% to $9.7 million for the three months ended March 31, 2013 from $24.5 million for the three months ended March 31, 2012. The decrease was due to a decrease in the weighted-average debt balance outstanding from $1.7 billion in the first quarter of 2012 to $1.2 billion in the first quarter of 2013. The weighted-average interest rate was approximately 2.7% during the current year compared to 4.5% during the prior year.

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

Income Tax Expense

Income tax expense for the three months ended March 31, 2013 was $17.8 million compared to an income tax benefit of $20.0 million for the three months ended March 31, 2012, reflecting effective tax rates of 28.6% and 31.8%, respectively.  Our effective tax rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. The decrease in the effective tax rate in 2013 is due to the change in the mix of income earned by our various legal entities, offset by an increase in ownership percentage. Further, as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 38.5%.

As a result of the acquisition of Litle, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the three months ended March 31, 2013, these benefits were approximately $2.5 million. This benefit does not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

In connection with our IPO, we entered into four TRAs with our pre-IPO investors. The TRAs obligate us to make payments to such investors equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We will retain the remaining 15% of cash savings. During the three months ended March 31, 2013, the cash savings retained by us were approximately $1.7 million.

The TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above. As we purchase units of Vantiv Holding from Fifth Third or as Fifth Third exchanges units of Vantiv Holding for cash or shares of Vantiv, Inc. Class A common stock in the future, we expect the associated cash savings to increase as a result of additional tax basis increases.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$385,584	$322,978	$62,606	19%
Network fees and other costs	193,996	165,526	28,470	17
Net revenue	191,588	157,452	34,136	22
Sales and marketing	70,150	66,699	3,451	5
Segment profit	$121,438	$90,753	$30,685	34%
Non-financial data:
Transactions (in millions)	3,123	2,544		23%

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$112,382	$109,811	$2,571	2%
Network fees and other costs	31,069	34,682	(3,613)	(10)
Net revenue	81,313	75,129	6,184	8
Sales and marketing	5,826	6,058	(232)	(4)
Segment profit	$75,487	$69,071	$6,416	9%
Non-financial data:
Transactions (in millions)	851	823		3%

Net Revenue

Merchant Services

Net revenue in this segment increased 22% to $191.6 million for the three months ended March 31, 2013 from $157.5 million for the three months ended March 31, 2012. The increase during the three months ended March 31, 2013 was due primarily to transaction growth of 23%, including the impact of the acquisition of Litle, and debit routing benefits.

Financial Institution Services

Net revenue in this segment increased 8% to $81.3 million for the three months ended March 31, 2013 from $75.1 million for the three months ended March 31, 2012. The increase during the three months ended March 31, 2013 was partially due to transaction growth of 3% and higher net revenue per transaction driven by value added services. In addition, network fees and other costs were reduced due to network incentives and a reduction of third party processing fees as we transitioned clients to our single processing platform.

Sales and Marketing

Merchant Services

Sales and marketing expense increased 5% to $70.2 million for the three months ended March 31, 2013 from $66.7 million for the three months ended March 31, 2012. The increase was primarily attributable to the acquisition of Litle and higher sales and marketing personnel and related costs.

Financial Institution Services

Sales and marketing expense of $5.8 million for the three months ended March 31, 2013 was relatively flat compared to expense of $6.1 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, debt service and acquisitions. Additionally, we may be required to make payments under our tax receivable agreements ("TRAs") pursuant to the terms of these agreements. However, as payments under the TRAs are determined based on the realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus having a minimal effect on our liquidity and capital resources. As of March 31, 2013, our principal sources of liquidity consisted of $141.7 million of cash and cash equivalents and $250.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $1.2 billion as of March 31, 2013.

In connection with our IPO, we entered into the Exchange Agreement with Fifth Third, under which Fifth Third has the right, from time to time, to exchange its Class B units in Vantiv Holding for shares of our Class A common stock or, at our option, cash. If we choose to satisfy the exchange in cash, we anticipate required funding to be provided through cash from operations, availability under the revolving portion of our senior secured credit facilities, or equity financings or a combination thereof.

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

 We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, equity financings or a combination. We cannot assure you that we would be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$156,452	$(50,674)
Net cash used in investing activities	(12,498)	(18,443)
Net cash used in financing activities	(69,272)	(145,070)

Cash Flow from Operating Activities

Net cash provided by operating activities was $156.5 million for the three months ended March 31, 2013 as compared to net cash used in operating activities of $50.7 million for the three months ended March 31, 2012.  The increase is due primarily to an increase in net income and the impact of non-cash expense items included in net income, as well as changes in net settlement assets and obligations. Net settlement assets and obligations represent settlement funds received by us and not yet remitted to our clients for the settlement of transactions we processed. Settlement obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $12.5 million for the three months ended March 31, 2013 as compared to $18.4 million for the three months ended March 31, 2012. The decrease was primarily due to a decrease in capital expenditures and a reduction in acquisitions of customer portfolios and related assets during the three months ended March 31, 2013.

Cash Flow from Financing Activities

During the three months ended March 31, 2013, net cash used in financing activities consisted primarily of debt and capital lease payments, funds used to repurchase Class A common stock to satisfy tax withholding obligations in connection with vestings of stock awards and distributions to non-controlling interests.

During the three months ended March 31, 2012, net cash used in financing activities consisted primarily of the repayment of debt obligations in connection with the March 2012 debt refinancing, cash distributions related to our IPO, and tax distributions to non-controlling interests. These items were partially offset by the proceeds received from the debt refinancing and our IPO.

Credit Facilities

As of March 31, 2013, our primary debt consisted of term A loans and term B loans and a $250.0 million revolving credit facility. The balances, maturity dates and debt service requirements related to the term A loans and term B loans are listed in the table below. The revolving credit facility matures in March 2017 and includes a $75.0 million swing line facility and a $40.0 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.50% per year. At March 31, 2013, we had no amounts outstanding under the revolving credit facility.

As of March 31, 2013, our debt consisted of the following:

March 31, 2013
(in thousands)
$1,000.0 million term A loans, expiring on March 27, 2017, bearing interest payable quarterly based on the Company’s leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.45% at March 31, 2013 and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	950,000
$250.0 million term B loans, expiring on March 27, 2019, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at March 31, 2013 and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	247,500
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at March 31, 2013)	10,131
Less: Current portion of note payable and current portion of note payable to related party	(52,500)
Less: Original issue discount	(4,401)
Total Long-Term Debt	$1,150,730

As of March 31, 2013, Fifth Third held $304.0 million of the term A loans.

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

As of March 31, 2013, we were in compliance with these covenants with a leverage ratio of 2.23 to 1.00 and an interest coverage ratio of 15.86 to 1.00.

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

Contractual Obligations

There have been no significant changes to contractual obligations and commitments compared to those disclosed in our Annual Report on Form 10-K as of December 31, 2012.

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

During the three months ended March 31, 2013, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2012. Our critical accounting estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 20, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates. Based on the amount outstanding under our senior secured credit facilities at March 31, 2013, the annualized effect of a one percentage point change in variable interest rates would have a pre-tax impact on our earnings and cash flows of approximately $12.0 million.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of Vantiv. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.  There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	21,038	$20.56	—	—
February 1, 2013 to February 28, 2013	5,096	$21.07	—	—
March 1, 2013 to March 31, 2013	411,096	$22.92	—	—

(1)        Consists of delivery of shares of Class A common stock to us on vesting of restricted shares to satisfy employee tax withholding obligation.

Item 5. Other Information

During the quarter ended March 31, 2013, we modified the presentation of our previously disclosed cash net income, a key performance measure used by management and our board of directors. The changes included the following:

•	Separate disclosure of non-GAAP adjustments and pro forma adjustments;

•	Reconciliation of this performance measure to income before applicable income taxes rather than net income; and

•	As a result of the changes above, renamed the performance measure from cash net income to pro forma adjusted net income.

Presented below is the revised schedule for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
	(in thousands)
Income before applicable taxes	$157,611	$117,119
Non-GAAP Adjustments:
Transition, acquisition and integration costs(1)	11,007	37,342
Share-based compensation	33,444	2,974
Intangible amortization(2)	117,435	123,327
Depreciation and amortization(3)	—	(1,734)
Interest expense(4)	—	5,897
Non-operating expenses(5)	92,672	14,499
Non-GAAP Adjusted Income Before Applicable Taxes	412,169	299,424
Pro Forma Adjustments:
Income tax expense adjustment(6)	(158,685)	(115,278)
Tax adjustments(7)	6,525	—
Pro Forma Adjusted Net Income	$260,009	$184,146

(1)	Represents acquisition and integration costs incurred in connection with our acquisitions and costs associated with our separation from Fifth Third Bank.

(2)	Represents amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions.

(3)	Represents adjustment to depreciation and amortization associated with our property and equipment, assuming that our property and equipment at December 31, 2011 was in place on January 1, 2011.

(4)	Represents adjustment to interest expense to reflect what our interest expense would have been at December 31, 2011 if our level of debt and applicable terms was outstanding on January 1, 2011.

(5)	Expenses primarily associated with the refinancing of our debt in March 2012 and May 2011 and the termination of our interest rate swaps in March 2012.

(6)
Represents adjustment to income tax expense to reflect an effective tax rate of 38.5%, assuming conversion of non-controlling interests into shares of Class A common stock, including the tax effect of the adjustments described above.

(7)
Adjustment relates to tax benefits due to the amortization of intangible assets and other tax attributes resulting from or acquired with our acquisitions, including Litle, and to the tax basis step up associated with our separation from Fifth Third Bank and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under TRAs established at the time of our initial public offering. No adjustment is made during 2011 as such adjustment would not be comparable due to our existing corporate structure and TRAs having been put in place in connection with the IPO during the year ended December 31, 2012.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTIV, INC.

Dated: May 6, 2013	By:	/s/ Mark L. Heimbouch
Mark. L. Heimbouch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1+	Form of Stock Option Grant Notice and Option Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan

10.2+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan

10.3+	Form of Performance Share Award Notice and Performance Share Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

+ Indicates a management contract or compensatory plan.