Form 10-Q
period 2013-06-30
Vantiv, Inc.
filed 2013-07-25
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of June 30, 2013, there were 140,350,448 shares of the Registrant’s Class A common stock outstanding and 53,822,826 shares of the Registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2013

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
External customers	$499,146	$450,250	$978,305	$864,870
Related party revenues	20,263	19,372	39,070	37,541
Total revenue	519,409	469,622	1,017,375	902,411
Network fees and other costs	222,502	209,244	447,567	409,452
Sales and marketing	76,436	70,532	152,412	143,289
Other operating costs	49,268	40,417	99,828	79,426
General and administrative	29,862	29,190	60,961	57,787
Depreciation and amortization	44,528	39,667	87,824	78,562
Income from operations	96,813	80,572	168,783	133,895
Interest expense—net	(9,899)	(10,169)	(19,593)	(34,619)
Non-operating expenses	(20,000)	(836)	(20,000)	(92,672)
Income before applicable income taxes	66,914	69,567	129,190	6,604
Income tax expense	20,946	21,989	38,757	1,954
Net income	45,968	47,578	90,433	4,650
Less: Net income attributable to non-controlling interests	(17,060)	(24,622)	(35,406)	(58)
Net income attributable to Vantiv, Inc.	$28,908	$22,956	$55,027	$4,592
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.21	$0.19	$0.40	$0.04
Diluted	$0.20	$0.18	$0.38	$0.03
Shares used in computing net income per share of Class A common stock:
Basic	137,342,051	122,777,349	137,213,875	107,897,927
Diluted	207,901,994	130,093,491	211,244,104	160,053,473

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$45,968	$47,578	$90,433	$4,650
Other comprehensive income, net of tax:
Reclassification adjustment for losses on hedging activity included in net income	25	—	25	23,929
Unrealized gain on hedging activities	6,273	—	6,273	—
Comprehensive income	52,266	47,578	96,731	28,579
Less: Comprehensive income attributable to non-controlling interests	(19,443)	(24,622)	(37,789)	(14,473)
Comprehensive income attributable to Vantiv, Inc.	$32,823	$22,956	$58,942	$14,106

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$472,591	$67,058
Accounts receivable—net	395,643	397,664
Related party receivable	4,552	4,415
Settlement assets	107,023	429,377
Prepaid expenses	14,660	10,629
Other	12,383	11,934
Total current assets	1,006,852	921,077
Customer incentives	29,647	28,927
Property and equipment—net	196,042	174,940
Intangible assets—net	827,758	884,536
Goodwill	1,808,476	1,804,592
Deferred taxes	306,661	141,361
Other assets	36,029	24,096
Total assets	$4,211,465	$3,979,529
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$215,611	$215,998
Related party payable	2,693	1,625
Settlement obligations	310,503	542,564
Current portion of note payable to related party	17,621	28,800
Current portion of note payable	74,879	63,700
Current portion of tax receivable agreement obligations to related parties	31,595	—
Deferred income	11,085	9,667
Current maturities of capital lease obligations	4,648	5,505
Other	1,481	1,609
Total current liabilities	670,116	869,468
Long-term liabilities:
Note payable to related party	334,804	292,000
Note payable	1,429,820	871,605
Tax receivable agreement obligations to related parties	694,905	484,700
Capital lease obligations	14,403	8,275
Deferred taxes	10,506	8,207
Other	2,418	1,039
Total long-term liabilities	2,486,856	1,665,826
Total liabilities	3,156,972	2,535,294
Commitments and contingencies (See Note 6 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 140,350,448 shares outstanding at June 30, 2013; 142,243,680 shares outstanding at December 31, 2012	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 53,822,826 shares issued and outstanding at June 30, 2013; 70,219,136 shares issued and outstanding at December 31, 2012	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	510,064	766,337
Retained earnings	124,521	69,494
Accumulated other comprehensive income	3,915	—
Treasury stock, at cost; 1,486,862 shares at June 30, 2013 and 978,226 shares at December 31, 2012	(29,028)	(17,906)
Total Vantiv, Inc. equity	609,473	817,926
Non-controlling interests	445,020	626,309
Total equity	1,054,493	1,444,235
Total liabilities and equity	$4,211,465	$3,979,529
 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net income	$90,433	$4,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	87,824	78,562
Amortization of customer incentives	4,962	2,898
Amortization and write-off of debt issuance costs	22,156	57,406
Share-based compensation expense	13,930	17,492
Change in operating assets and liabilities:
Decrease in accounts receivable and related party receivable	1,884	8,850
Increase (decrease) in net settlement assets and obligations	90,293	(5,051)
Increase in customer incentives	(8,712)	(4,089)
Increase in prepaid and other assets	(957)	(12,621)
Decrease in accounts payable and accrued expenses	(5,202)	(15,126)
Increase (decrease) in payable to related party	1,068	(3,054)
Increase in other liabilities	1,350	2,758
Net cash provided by operating activities	299,029	132,675
Investing Activities:
Purchases of property and equipment	(30,597)	(24,492)
Acquisition of customer portfolios and related assets	(5,953)	(5,454)
Purchase of investments	(1,677)	—
Net cash used in investing activities	(38,227)	(29,946)
Financing Activities:
Proceeds from initial public offering, net of offering costs of $39,091	—	460,913
Proceeds from follow-on offering, net of offering costs of $1,951	—	33,512
Proceeds from issuance of long-term debt	1,850,000	1,248,750
Repayment of debt and capital lease obligations	(1,255,078)	(1,780,400)
Payment of debt issuance costs	(26,288)	(28,949)
Purchase of Class B units in Vantiv Holding from Fifth Third Bank	—	(33,512)
Repurchase of Class A common stock	(400,000)	—
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(11,122)	(14,045)
Tax benefit from employee share-based compensation	5,166	11,900
Distribution to funds managed by Advent International Corporation	—	(40,086)
Distribution to non-controlling interests	(17,947)	(22,538)
Net cash provided by (used in) financing activities	144,731	(164,455)
Net increase (decrease) in cash and cash equivalents	405,533	(61,726)
Cash and cash equivalents—Beginning of period	67,058	370,549
Cash and cash equivalents—End of period	$472,591	$308,823
Cash Payments:
Interest	$16,743	$41,981
Taxes	29,198	4,800
Non-cash Items:
Issuance of tax receivable agreements	$241,800	$333,000
Accrual of secondary offering costs	—	3,000

 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests
Beginning Balance, January 1, 2013	$1,444,235	142,244	$1	70,219	$—	978	$(17,906)	$766,337	$69,494	$—	$626,309
Net Income	90,433	—	—	—	—	—	—	—	55,027	—	35,406
Issuance of Class A common stock upon vesting of restricted stock awards	—	1	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	5,166	—	—	—	—	—	—	5,166	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(11,122)	(509)	—	—	—	509	(11,122)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	16,396	—	(16,396)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(400,000)	(17,453)	—	—	—	—		(400,000)	—	—	—
Issuance of tax receivable agreements	(76,500)	—	—	—	—	—	—	(76,500)	—	—	—
Unrealized gain on hedging activities, net of tax	6,298	—	—	—	—	—	—	—	—	3,915	2,383
Distribution to non-controlling interests	(17,947)	—	—	—	—	—	—	—	—	—	(17,947)
Share-based compensation	13,930	—	—	—	—	—	—	9,515	—	—	4,415
Forfeitures of restricted stock awards	—	(329)	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	205,546	—	—	(205,546)
Ending Balance, June 30, 2013	$1,054,493	140,350	$1	53,823	$—	1,487	$(29,028)	$510,064	$124,521	$3,915	$445,020

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests
Beginning Balance, January 1, 2012	$1,255,720	89,516	$1	—	$—	—	$—	$581,241	$51,970	$(9,514)	$632,022
Net income	4,650	—	—	—	—	—	—	—	4,592	—	58
Issuance of Class A common stock upon initial public offering, net of offering costs	457,913	29,412	—	—	—	—	—	457,913	—	—	—
Issuance of Class A common stock in connection with follow-on offering, net of offering costs	33,512	2,086	—	—	—	—	—	33,512	—	—	—
Issuance of Class A common stock to prior unit holders under the Vantiv Holding Management Phantom Equity Plan	—	8,716	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	11,900	—	—	—	—	—	—	11,900	—	—	—
Issuance of Class A common stock to JPDN in exchange for Class A and Class B units in Vantiv Holding held by JPDN	—	240	—	—	—	—	—	4,074	—	—	(4,074)
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(14,045)	(801)	—	—	—	801	(14,045)	—	—	—	—
Issuance of Class B common stock under Recapitalization Agreement	—	—	—	86,005	—	—	—	—	—	—	—
Purchase of Class B units in Vantiv Holding from Fifth Third Bank and cancellation of related Class B common stock	(33,512)	—	—	(2,086)	—	—	—	—	—	—	(33,512)
Issuance of tax receivable agreements	(325,000)	—	—	—	—	—	—	(325,000)	—	—	—
Cash flow hedge reclassification adjustment	23,929	—	—	—	—	—	—	—	—	9,514	14,415
Distribution to non-controlling interests	(22,538)	—	—	—	—	—	—	—	—	—	(22,538)
Distribution to funds managed by Advent International Corporation	(40,086)	—	—	—	—	—	—	—	(40,086)	—	—
Share-based compensation	17,492	—	—	—	—	—	—	10,482	—	—	7,010
Forfeitures of restricted stock awards	—	(46)	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	(105,114)	—	—	105,114
Ending Balance, June 30, 2012	$1,369,935	129,123	$1	83,919	$—	801	$(14,045)	$669,008	$16,476	$—	$698,495

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

Secondary Offering and Share Repurchase

In May 2013, a secondary offering took place in which selling shareholders sold 40.7 million shares of Vantiv, Inc. Class A common stock. The Company did not receive any proceeds from these sales. In connection with the secondary offering, the Company repurchased approximately 17.5 million shares of its Class A common stock sold to the underwriters in the secondary offering for $400 million at a price per share equal to the price paid by the underwriters to purchase the shares from the selling shareholders in the offering. The repurchased shares were retired and accounted for as a reduction to equity in the Company's consolidated financial statements. In connection with the share repurchase, we refinanced our existing senior secured credit facilities, resulting in an increase in the amount of debt by approximately $650 million, $400 million of which was used to fund the share repurchase (see Note 4 - Long-Term Debt).

Principles of Consolidation

The accompanying consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.

As of June 30, 2013, Vantiv, Inc. and Fifth Third Bank (“Fifth Third”) owned interests in Vantiv Holding of 72.28% and 27.72%, respectively.

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests represent the minority shareholders’ share of net income or loss of and equity in Vantiv Holding. Net income (loss) attributable to non-controlling interests does not include expenses incurred directly by Vantiv, Inc., including income tax expense (benefit) attributable to Vantiv, Inc. All of the Company’s non-controlling interests are presented after Vantiv Holding income tax expense (benefit) in the consolidated statements of income (loss) as “Net (income) loss attributable to non-controlling interests.” Non-controlling interests are presented as a component of equity in the consolidated statements of financial position.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•
Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, advertising and promotional costs and residual payments made to ISOs, agent banks and other third party partners.

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

•
Non-operating expenses consist of charges related to the refinancing of the Company's senior secured credit facilities (See Note 4 - Long-Term Debt) in May 2013 and March 2012 and the Company's early termination of interest rate swaps (See Note 5 - Derivatives and Hedging Activities) in connection with the March 2012 debt refinancing, as well as a one-time activity fee of $6.0 million assessed by MasterCard as a result of the Company's initial public offering (“IPO”).

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

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Vantiv, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Vantiv, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 10 - Net Income Per Share for further discussion.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of June 30, 2013 and December 31, 2012 the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 The Company’s effective tax rates were 30.0% and 29.6%, respectively, for the six months ended June 30, 2013 and 2012. The effective rate for each period reflects the impact of the Company’s non-controlling interests.

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

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property and Equipment—net

Property and equipment consists of the Company’s corporate headquarters facility, furniture and equipment, software and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s corporate headquarters facility and related improvements, 2 to 10 years for furniture and equipment, 3 to 5 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

2. INTANGIBLE ASSETS

As of June 30, 2013 and December 31, 2012, the Company's intangible assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Customer relationship intangible assets	$1,208,281	$1,212,919
Trade names	42,300	42,300
Customer portfolios and related assets	22,733	16,780
	1,273,314	1,271,999

Less accumulated amortization on:
Customer relationship intangible assets	438,864	383,962
Trade names	700	—
Customer portfolios and related assets	5,992	3,501
	445,556	387,463
	$827,758	$884,536

Amortization expense on intangible assets for the three months ended June 30, 2013 and 2012 was $31.3 million and $29.9 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2013 and 2012 was $62.7 million and $59.6 million, respectively.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

Six months ending December 31, 2013	$62,454
Year ending December 31, 2014	119,535
Year ending December 31, 2015	115,244
Year ending December 31, 2016	111,939
Year ending December 31, 2017	108,720
Year ending December 31, 2018	106,387

3. TAX RECEIVABLE AGREEMENTS

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

In connection with the secondary offering in May 2013, as discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third exchanged Class B units of Vantiv Holding for shares of Vantiv, Inc. Class A common stock. As a result of the increase in tax basis generated by the exchange, the Company recorded a liability under the TRA of $241.8 million.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s liability pursuant to the TRAs was as follows (in thousands):

	June 30, 2013	December 31, 2012
TRA with Fifth Third Bank	$406,900	$165,100
TRA with Advent	183,800	183,800
TRA with all pre-IPO investors	134,100	134,100
TRA with JPDN	1,700	1,700
Total	$726,500	$484,700

As a result of the increase in tax basis associated with the exchanges of units of Vantiv Holding discussed above, the Company recorded a deferred tax asset of $303.3 million. The Company recorded a corresponding reduction to paid-in capital for the difference between the TRA liability and the related deferred tax asset.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. LONG-TERM DEBT

As of June 30, 2013 and December 31, 2012, the Company’s debt consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
$1,850.0 million term A loan, maturing on May 15, 2018, and bearing interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 1.94% at June 30, 2013) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	$1,850,000	$—
$1,000.0 million term A loan, maturing on March 27, 2017, bearing interest based on the Company's leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.46% at December 31, 2012 and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	—	962,500
$250.0 million term B loan, maturing on March 27, 2019, bearing interest at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at December 31, 2012 and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	—	248,125
Borrowings under revolving credit facility (rate of 4.50% at December 31, 2012)	—	40,000
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest at a fixed rate of 6.22%	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(92,500)	(92,500)
Less: Original issue discount	(3,007)	(4,651)
Total Long-Term Debt	$1,764,624	$1,163,605

In May 2013, the Company entered into a $1.85 billion term A loan, of which a portion of the proceeds were used to repay the existing senior secured credit facilities which consisted of term A and term B loans with an aggregate outstanding balance of approximately $1.2 billion. The existing revolving credit facility was also terminated. In addition to the new term A loan, the new debt agreement includes a $250.0 million revolving credit facility. The maturity date and debt service requirements relating to the new term A loan are listed in the table above. The revolving credit facility matures in May 2018 and includes a $75.0 million swing line facility and a $40.0 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year.

As of June 30, 2013 and December 31, 2012, Fifth Third held $352.4 million and $308.0 million, respectively, of the term A loan. In addition, as of December 31, 2012, Fifth Third held $12.8 million of the $40.0 million borrowed under the revolving credit facility.

Original Issue Discount and Deferred Financing Fees
As a result of the Company's May 2013 debt refinancing discussed above, the Company expensed approximately $20.0 million, which consisted primarily of the write-offs of unamortized deferred financing fees and original issue discount (“OID”) associated with the component of the refinancing accounted for as a debt extinguishment. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statements of income for the three months and six months ended June 30, 2013. At June 30, 2013, deferred financing fees of approximately $19.7 million and OID of approximately $3.0 million are recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statements of financial position.
Guarantees and Security

Our debt obligations at June 30, 2013 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Loan Agreement) in substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $5 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the loan agreement for the refinanced debt, which are tested quarterly based on the last four fiscal quarters beginning with the four fiscal quarters ended September 30, 2013.

5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of June 30, 2013, these derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments.

Accounting for Derivative Instruments

The Company recognizes derivatives in other non-current assets or liabilities in the accompanying consolidated statements of financial position at their fair values. Refer to Note 9 - Fair Value Measurements for a detailed discussion of the fair value of its derivatives. The Company designates its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable-rate debt.

The Company formally documents all relationships between hedging instruments and underlying hedged transactions, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. A formal assessment of hedge effectiveness is performed both at inception of the hedge and on an ongoing basis to determine whether the hedge is highly effective in offsetting changes in cash flows of the underlying hedged item. Hedge effectiveness is assessed using a regression analysis. If it is determined that a derivative ceases to be highly effective during the term of the hedge, the Company will discontinue hedge accounting prospectively for such derivative.

The Company’s interest rate swaps qualify for hedge accounting under ASC 815, Derivatives and Hedging. Therefore, the effective portion of changes in fair value were recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affected earnings.

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. As of June 30, 2013, the Company had sixteen outstanding interest rate swaps with a combined notional balance of $1.35 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017 that were designated as cash flow hedges of interest rate risk. Fifth Third is the counterparty to five of the sixteen outstanding interest rate swaps with notional balances ranging from $318.8 million to $262.5 million.

The Company does not offset derivative positions in the consolidated statements of financial position. The table below presents the gross fair values of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statements of Financial Position Location	June 30, 2013	December 31, 2012
Interest rate swaps	Other long-term asset	$8,785	$—
Interest rate swaps	Other long-term liabilities	188	—

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of June 30, 2013, the Company estimates that an additional $0.2 million will be reclassified to interest expense during the next twelve months.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the effect of the Company’s interest rate swaps on the consolidated statements of income for the three months and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in OCI (effective portion)(1)	$8,563	$—	$8,563	$(4,256)
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	(34)	—	(34)	(2,600)
Amount of loss recognized in earnings (ineffective portion)(2)	—	—	—	(31,079)

(1)	“OCI” represents other comprehensive income.

(2)
For the six months ended June 30, 2012, as a result of the Company's debt refinance in March 2012, amount represents loss due to missed forecasted transaction and is recorded as a component of non-operating expenses in the accompanying consolidated statements of income.

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

As of June 30, 2013, Vantiv, Inc.’s interest in Vantiv Holding was 72.28%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2012	142,243,680	70,219,136	212,462,816
% of ownership	66.95%	33.05%
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with May 2013 secondary offering	16,396,310	(16,396,310)	—
Share repurchase	(17,452,958)	—	(17,452,958)
Equity plan activity (a)	(836,584)	—	(836,584)
As of June 30, 2013	140,350,448	53,822,826	194,173,274
% of ownership	72.28%	27.72%

(a)
Includes repurchase of Class A common stock to satisfy employee tax withholding obligation, issuance of Class A common stock upon vesting of restricted stock awards and forfeitures of Restricted Class A common stock awards.

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $205.5 million has been recognized during the six months ended June 30, 2013 in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on ownership interests in Vantiv Holding at the time of the secondary offering in May 2013.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests in Vantiv Holding as discussed above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$45,968	$47,578	$90,433	$4,650
Items not allocable to non-controlling interests:
Vantiv, Inc. income tax expense (benefit) (a)	13,223	15,177	24,065	(10,558)
Vantiv Holding net income (loss)	59,191	62,755	114,498	(5,908)
Net income attributable to non-controlling interests (b)	$17,060	$24,622	$35,406	$58

(a)                    Represents income tax expense (benefit) related to Vantiv, Inc.
(b)                     Net income attributable to non-controlling interests reflects the allocation of Vantiv Holding’s net income (loss) based on the proportionate ownership interests in Vantiv Holding held by the non-controlling unitholders. The net income attributable to non-controlling unitholders reflects the changes in ownership interests summarized in the table above.

8. SHARE-BASED COMPENSATION PLANS

 2012 Equity Incentive Plan

The 2012 Vantiv, Inc. Equity Incentive Plan (“2012 Equity Plan”) was adopted by the Company’s board of directors in March 2012. The 2012 Equity Plan provides for grants of stock options, restricted stock and restricted stock units, performance awards and other stock-based awards. The maximum number of shares of Class A common stock available for issuance pursuant to the 2012 Equity Plan is 35.5 million shares.

 Total share-based compensation expense during the six months ended June 30, 2013 and 2012 was $13.9 million and $17.5 million, respectively.

Restricted Class A Common Stock

Prior to the IPO in March 2012, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan (“Phantom Equity Plan”) which provided for awards to be converted to unrestricted and restricted shares of Vantiv, Inc. Class A common stock upon completion of the IPO, issued under the 2012 Equity Plan. Upon conversion, the Company issued 1,381,135 shares of unrestricted Class A Common Stock and 6,633,341 shares of restricted Class A Common Stock. During the six months ending June 30, 2013, 1,558,240 shares of restricted stock vested and 329,181 restricted shares were forfeited. No restricted shares were granted during the six months ended June 30, 2013. At June 30, 2013, there were 3,450,339 restricted shares outstanding.

Stock Options

During the six months ended June 30, 2013, the Company granted 673,176 stock options to certain key employees. The stock options vest in 25% annual increments beginning on the first anniversary of the date of grant, subject to the participant's continued service through each such vesting date. All stock options are nonqualified stock options and expire on the tenth anniversary of the grant date. There were no options outstanding at the beginning of the period, and no options exercised or expired during the period. During the six months ending June 30, 2013, there were 15,677 options forfeited. The weighted-average grant date fair value of $7.10 was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

2013
Expected option life at grant (in years)	6.25
Expected volatility	30.60%
Expected dividend yield	—%
Risk-free interest rate	1.15%

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Performance Share Units

During the six months ended June 30, 2013, the Company issued to certain key employees a total of 217,730 performance share units, which vest on the third anniversary of the grant date, subject to the achievement of certain performance goals. Participants have the right to earn 0% to 200% of a target number of shares of the Company's Class A Common Stock determined by the level of achievement of the performance measures during the performance period commencing on January 1, 2013 and ending on December 31, 2015. The weighted-average grant date fair value of the performance share units was $21.95, which was based on the quoted fair market value of our common stock on the grant date. There were no performance share units outstanding at the beginning of the period, and no performance share units exercised during the period. During the six months ended June 30, 2013, there were 5,070 performance share units forfeited.

Restricted Stock Units

The Company issues to certain employees restricted stock units, which typically vest in 25% annual increments beginning on the first anniversary of the date of grant. The grant date fair value of the restricted stock units is based on the quoted fair market value of our common stock at the award date.

The following table summarizes the number and weighted-average grant date fair value of restricted stock units during the six months ending June 30, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	299,826	$17.87
Granted	394,679	21.87
Vested	(1,233)	20.37
Forfeited	(65,444)	19.95
Non-vested at June 30, 2013	627,828	$20.16

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$8,785	$—	$—	$—	$—
Liabilities:
Interest rate swaps	$—	$188	$—	$—	$—	$—

Interest Rate Swaps

The Company uses interest rate swaps to manage interest rate risk. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of ASC 820, Fair Value Measurements, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 5 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$472,591	$472,591	$67,058	$67,058
Liabilities:
Note payable	$1,857,124	$1,863,831	$1,256,105	$1,262,945

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

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of non-controlling interests. As such, due to the Company's structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted to reflect the Company's income tax expense assuming the conversion of the non-controlling interest into

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Class A common stock. The denominator is adjusted to include the weighted-average shares of Class A common stock outstanding assuming conversion of the Class B units of Vantiv Holding held by the non-controlling interest on an “if-converted” basis. During the three months ended June 30, 2012, the 83,919,136 Class B units of Vantiv Holding were excluded in computing diluted net income per share because including them would have had an antidilutive effect. As the Class B units of Vantiv Holding were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share.

During the three months and six months ended June 30, 2013 and 2012, the weighted-average diluted shares also included the restricted stock and restricted stock units as discussed in Note 8 - Share-Based Compensation Plans, and the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding. Excluded from the diluted shares for the three months and six months ended June 30, 2013 are approximately 657,000 stock options as they were anti-dilutive during the period. Approximately 213,000 performance share units are excluded as the applicable performance metrics had not been met as of the reporting date.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

The weighted-average Class A common shares used in computing basic and diluted net income per share during the three months and six months ended June 30, 2012 reflect the retrospective application of the stock split which occurred in connection with the IPO.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Net income attributable to Vantiv, Inc.	$28,908	$22,956	$55,027	$4,592
Shares used in computing basic net income per share:
Weighted-average Class A common shares	137,342,051	122,777,349	137,213,875	107,897,927
Basic net income per share	$0.21	$0.19	$0.40	$0.04
Diluted:
Consolidated income before applicable income taxes	$66,914	$—	$129,190	$6,604
Income tax benefit excluding impact of non-controlling interest	25,762	—	49,738	2,543
Net income	$41,152	$22,956	$79,452	$4,061
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	137,342,051	122,777,349	137,213,875	107,897,927
Weighted-average Class B units of Vantiv Holding	61,750,712	—	65,984,924	46,639,281
Restricted stock awards	1,578,534	1,950,537	1,779,101	277,841
Warrant	7,230,697	5,365,605	6,266,204	5,238,424
Diluted weighted-average shares outstanding	207,901,994	130,093,491	211,244,104	160,053,473
Diluted net income per share	$0.20	$0.18	$0.38	$0.03

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity of the components of accumulated other comprehensive income ("AOCI") related to cash flow hedging activities was as follows for the three months and six months ended June 30, 2013 and 2012 (in thousands):

		Total Other Comprehensive Income
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three months and six months ended June 30, 2013
Net change in fair value recorded in accumulated OCI	$—	$8,563	$(2,290)	$6,273	$(2,373)	$3,900	$3,900
Net realized loss reclassified into earnings (a)	—	34	(9)	25	(10)	15	15
Net change	$—	$8,597	$(2,299)	$6,298	$(2,383)	$3,915	$3,915

Six months ended June 30, 2012 (b)
Net realized loss reclassified into earnings (a)	$(9,514)	$29,424	$(5,495)	$23,929	$(14,415)	$9,514	$—
Net change	$(9,514)	$29,424	$(5,495)	$23,929	$(14,415)	$9,514	$—

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the Company's consolidated statements of income:

OCI Component	Affected line in the consolidated statements of income
Pretax activity(1)	Interest expense-net/non-operating expenses
Tax effect	Income tax expense
OCI Attributable to non-controlling interests	Net income attributable to non-controlling interests

(1) During the three months and six months ended June 30, 2013, amount reflects losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and is recorded in interest expense-net. During the six months ended June 30, 3012, amount reflects net loss due to missed forecasted transaction and was recorded as a component of non-operating expenses.

(b)	Due to the termination of interest rate swaps in connection with the Company's IPO in March 2012, there was no activity recorded in OCI during the three months ended June 30, 2012.

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

	Three Months Ended June 30, 2013
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$398,553	$120,856	$—	$519,409
Network fees and other costs	187,726	34,776	—	222,502
Sales and marketing	70,350	6,086	—	76,436
Segment profit	$140,477	$79,994	$—	$220,471

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30, 2012
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$351,828	$117,794	$—	$469,622
Network fees and other costs	174,889	34,355	—	209,244
Sales and marketing	63,649	6,883	—	70,532
Segment profit	$113,290	$76,556	$—	$189,846

	Six Months Ended June 30, 2013
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$784,137	$233,238	$—	$1,017,375
Network fees and other costs	381,722	65,845	—	447,567
Sales and marketing	140,500	11,912	—	152,412
Segment profit	$261,915	$155,481	$—	$417,396

	Six Months Ended June 30, 2012
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$674,806	$227,605	$—	$902,411
Network fees and other costs	340,415	69,037	—	409,452
Sales and marketing	130,348	12,941	—	143,289
Segment profit	$204,043	$145,627	$—	$349,670

A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total segment profit	$220,471	$189,846	$417,396	$349,670
Less: Other operating costs	(49,268)	(40,417)	(99,828)	(79,426)
Less: General and administrative	(29,862)	(29,190)	(60,961)	(57,787)
Less: Depreciation and amortization	(44,528)	(39,667)	(87,824)	(78,562)
Less: Interest expense—net	(9,899)	(10,169)	(19,593)	(34,619)
Less: Non-operating expenses	(20,000)	(836)	(20,000)	(92,672)
Income before applicable income taxes	$66,914	$69,567	$129,190	$6,604

13. SUBSEQUENT EVENT

On July 22, 2013, the Company entered into a definitive agreement to acquire Element Payment Services, Inc. (“Element”) pending customary closing conditions. Element is an independent payments technology company focused on solutions for independent software vendors.

This acquisition is expected to close in the third quarter of 2013 and will be recorded as a business combination under ASC 805, Business Combinations. This acquisition is not expected to have a significant effect on the Company's operating results. The Company will fund this acquisition with cash on hand.

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

Executive Overview

In May 2013, a secondary offering took place in which selling shareholders sold 40.7 million shares of Vantiv Class A common stock. We did not receive any proceeds from these sales. In connection with the secondary offering, we repurchased approximately 17.5 million shares of our Class A common stock sold to the underwriters in the secondary offering for $400 million at a price per share equal to the price paid by the underwriters to purchase the shares from the selling shareholders in the offering. In connection with the stock repurchase, we refinanced our existing senior secured credit facilities, resulting in an increase in the amount of debt by approximately $650 million, $400 million of which was used to fund the share repurchase.

Revenue for the three months ended June 30, 2013, increased 11% to $519.4 million from $469.6 million in 2012. Revenue for the six months ended June 30, 2013, increased 13% to $1,017.4 million from $902.4 million in 2012. The revenue growth for the three months and six months ended June 30, 2013 was due primarily to transaction growth of 8% and 12%, including the impact of the acquisition of Litle & Co., LLC (“Litle”) in November 2012.

Income from operations for the three months ended June 30, 2013, increased $16.2 million to $96.8 million from $80.6 million in 2012. Income from operations for the six months ended June 30, 2013, increased $34.9 million to $168.8 million from $133.9 million in 2012.

Net income for the three months ended June 30, 2013, decreased $1.6 million to $46.0 million from $47.6 million in 2012. Net income for the six months ended June 30, 2013, increased $85.8 million to $90.4 million from $4.7 million in 2012. Net income attributable to Vantiv, Inc. for the three months ended June 30, 2013, increased $6.0 million to $28.9 million from $23.0 million in 2012. Net income attributable to Vantiv, Inc. for the six months ended June 30, 2013, increased $50.4 million to $55.0 million from $4.6 million in 2012.

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

Expenses

Set forth below is a brief description of the components of our expenses, aside from the network fees and other costs discussed above:

•
Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, advertising and promotional costs and residual payments made to ISOs, agent banks and other third party partners.

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

•	Interest expense—net consists primarily of interest on borrowings under our senior secured credit facilities less interest income earned on our cash and cash equivalents.

•	Income tax expense represents federal, state and local taxes based on income in multiple jurisdictions.

•
Non-operating expenses consist of charges related to the refinancing of our senior secured credit facilities in May 2013 and March 2012 and our early termination of interest rate swaps in connection with the March 2012 debt refinancing, as well as a one-time activity fee of $6.0 million assessed by MasterCard as a result of our initial public offering (“IPO”).

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third Bank ("Fifth Third"), our results of operations include net income attributable to non-controlling interests. Net income attributable to non-controlling interests for the three months ended June 30, 2013 and 2012 was $17.1 million and $24.6 million, respectively. Net income attributable to non-controlling interests for the six months ended June 30, 2013 and 2012 was $35.4 million and $0.1 million, respectively. Net income attributable to non-controlling interests for the three months and six months ended June 30, 2013 reflects the changes in ownership of Vantiv Holding as a result of the May 2013 secondary offering and share repurchase. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net income attributable to Vantiv, Inc.

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incurred costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory and integration services and personnel related costs. Additionally, our expenses include costs associated with a one-time signing bonus issued to certain employees that transferred to us from Fifth Third in connection with our separation from Fifth Third in June 2009. This signing bonus contained a five-year vesting period beginning on the date of the separation. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses. For the three months ended June 30, 2013 and 2012, transition, acquisition and integration costs were $2.8 million and $2.0 million, respectively. For the six months ended June 30, 2013 and 2012, transition, acquisition, and integration costs were $6.0 million and $4.0 million, respectively.

Share-Based Compensation

Prior to our IPO, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan. In connection with the IPO, outstanding awards under the Vantiv Holding Management Phantom Equity Plan were converted into unrestricted and restricted stock, issued under the 2012 Vantiv, Inc. Equity Incentive Plan. Subsequent to the IPO, we have granted share-based awards to certain employees and members of our board of directors and intend to continue to grant additional share-based awards in the future. During the three months ended June 30, 2013 and 2012, we incurred share-based compensation expense of $7.2 million and $8.8 million, respectively. During the six months ended June 30, 2013 and 2012, we incurred share-based compensation expense of

$13.9 million and $17.5 million respectively. Share-based compensation is included in general and administrative expense.

Intangible Amortization Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions.

Non-operating Expenses

For the three and six months ended June 30, 2013, we recorded $20.0 million within non-operating expenses related to the refinancing of our senior secured credit facilities in May 2013. For the three and six months ended June 30, 2012, we recorded $0.8 million and $92.7 million, respectively, within non-operating expenses and consisted of $86.7 million related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in March 2012 and a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.

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

Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from the amortization of intangible assets and other tax attributes resulting from or acquired with our acquisitions, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under tax receivable agreements ("TRAs") established at the time of our IPO. The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

The table below provides a reconciliation of GAAP income before applicable income taxes to pro forma adjusted net income for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Income before applicable taxes	$66,914	$69,567	$129,190	$6,604
Non-GAAP Adjustments:
Transition, acquisition and integration costs	2,799	1,980	6,020	4,039
Share-based compensation	7,190	8,829	13,930	17,492
Intangible amortization	30,446	29,286	60,906	58,575
Non-operating expenses	20,000	836	20,000	92,672
Non-GAAP Adjusted Income Before Applicable Taxes	127,349	110,498	230,046	179,382
Pro Forma Adjustments:
Income tax expense adjustment	(49,029)	(42,542)	(88,567)	(69,062)
Tax adjustments	4,394	—	8,636	—
Pro Forma Adjusted Net Income	$82,714	$67,956	$150,115	$110,320

Pro forma adjusted net income was previously referred to as cash net income.

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenue	$519,409	$469,622	$49,787	11%
Network fees and other costs	222,502	209,244	13,258	6
Net revenue	296,907	260,378	36,529	14
Sales and marketing	76,436	70,532	5,904	8
Other operating costs	49,268	40,417	8,851	22
General and administrative	29,862	29,190	672	2
Depreciation and amortization	44,528	39,667	4,861	12
Income from operations	$96,813	$80,572	$16,241	20%
Non-financial data:
Transactions (in millions)	4,195	3,895		8%

As a Percentage of Net Revenue	Three Months Ended June 30,
	2013	2012
Net revenue	100.0%	100.0%
Sales and marketing	25.7	27.1
Other operating costs	16.6	15.5
General and administrative	10.1	11.2
Depreciation and amortization	15.0	15.2
Income from operations	32.6%	30.9%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenue	$1,017,375	$902,411	$114,964	13%
Network fees and other costs	447,567	409,452	38,115	9
Net revenue	569,808	492,959	76,849	16
Sales and marketing	152,412	143,289	9,123	6
Other operating costs	99,828	79,426	20,402	26
General and administrative	60,961	57,787	3,174	5
Depreciation and amortization	87,824	78,562	9,262	12
Income from operations	$168,783	$133,895	$34,888	26%
Non-financial data:
Transactions (in millions)	8,169	7,263		12%

As a Percentage of Net Revenue	Six Months Ended June 30,
	2013	2012
Net revenue	100.0%	100.0%
Sales and marketing	26.8	29.1
Other operating costs	17.5	16.1
General and administrative	10.7	11.7
Depreciation and amortization	15.4	15.9
Income from operations	29.6%	27.2%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 and Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

Revenue increased 11% to $519.4 million for the three months ended June 30, 2013 from $469.6 million for the three months ended June 30, 2012. The increase was due primarily to transaction growth of 8%, including the impact of the acquisition of Litle in November 2012.

Revenue increased 13% to $1,017.4 million for the six months ended June 30, 2013 from $902.4 million for the six months ended June 30, 2012. The increase was due primarily to transaction growth of 12%, including the impact of the Litle acquisition in November 2012.

Network Fees and Other Costs

Network fees and other costs increased 6% to $222.5 million for the three months ended June 30, 2013 from $209.2 million for the three months ended June 30, 2012. The increase was due primarily to transaction growth of 8%, partially offset by debit routing benefits and a reduction of third party processing fees as we transitioned clients to our single processing platform.

Network fees and other costs increased 9% to $447.6 million for the six months ended June 30, 2013 from $409.5 million for the six months ended June 30, 2012. The increase was due primarily to transaction growth of 12%, partially offset by debit routing benefits and a reduction of third party processing fees as we transitioned clients to our single processing platform.

Net Revenue

Net revenue, which is revenue less network fees and other costs, as discussed above, increased 14% to $296.9 million for the three months ended June 30, 2013 from $260.4 million for the three months ended June 30, 2012, and 16% to $569.8 million for the six months ended June 30, 2013 from $493.0 million for the six months ended June 30, 2012.

 Sales and Marketing

Sales and marketing expense increased 8% to $76.4 million for the three months ended June 30, 2013 from $70.5 million for the three months ended June 30, 2012. The increase was attributable to higher sales and marketing personnel and related costs and the acquisition of Litle.

Sales and marketing expense increased 6% to $152.4 million for the six months ended June 30, 2013 from $143.3 million for the six months ended June 30, 2012. The increase was attributable to higher sales and marketing personnel and related costs and the acquisition of Litle.

Other Operating Costs

Other operating costs increased 22% to $49.3 million for the three months ended June 30, 2013 from $40.4 million for the three months ended June 30, 2012. The increase was primarily attributable to an increase in information technology infrastructure and personnel costs in support of growth initiatives. The acquisition of Litle also contributed to the increase.

Other operating costs increased 26% to $99.8 million for the six months ended June 30, 2013 from $79.4 million for the six months ended June 30, 2012. The increase was primarily attributable to an increase in information technology infrastructure and personnel costs in support of growth initiatives. The acquisition of Litle also contributed to the increase, as well as an increase in acquisition and integration costs of $2.2 million.

General and Administrative

General and administrative expenses increased 2% to $29.9 million for the three months ended June 30, 2013 from $29.2 million for the three months ended June 30, 2012. The increase was primarily attributable to the acquisition of Litle and an increase in other administrative expenses, partially offset by a decrease in share-based compensation of $1.6 million.

General and administrative expenses increased 5% to $61.0 million for the six months ended June 30, 2013 from $57.8 million for the six months ended June 30, 2012. The increase was primarily attributable to the acquisition of Litle and and an increase in other administrative expenses, partially offset by a decrease in share-based compensation of $3.6 million.

Depreciation and Amortization

Depreciation and amortization expense increased 12% to $44.5 million for the three months ended June 30, 2013 from $39.7 million for the three months ended June 30, 2012. The increase was due primarily to an increase in capital expenditures largely related to our information technology infrastructure as well as depreciation and amortization expense related to assets acquired in connection with the acquisition of Litle.

Depreciation and amortization expense increased 12% to $87.8 million for the six months ended June 30, 2013 from $78.6 million for the six months ended June 30, 2012. The increase was due primarily to an increase in capital expenditures largely related to our information technology infrastructure as well as depreciation and amortization expense related to assets acquired in connection with the acquisition of Litle.

Income from Operations

Income from operations increased 20% to $96.8 million for the three months ended June 30, 2013 from $80.6 million for the three months ended June 30, 2012.

Income from operations increased 26% to $168.8 million for the six months ended June 30, 2013 from $133.9 million for the six months ended June 30, 2012.

Interest Expense—Net

Interest expense—net of $9.9 million for the three months ended June 30, 2013 was relatively flat compared to $10.2 million for the three months ended June 30, 2012. Interest expense-net decreased 43% to $19.6 million for the six months ended June 30, 2013 from $34.6 million for the six months ended June 30, 2012. The decrease was due primarily to the debt repayment and related debt refinancing at the time of our IPO in March 2012. Interest expense—net for the three and six months ended June 30, 2013 reflects our May 2013 debt refinancing, which resulted in an increase in the amount of debt by approximately $650 million, the impact of which was substantially offset by the reduction in applicable interest rates.

Non-Operating Expenses

Non-operating expenses were $20.0 million for the three months and six months ended June 30, 2013, which consisted of charges related to the refinancing of our senior secured credit facilities in May 2013.

Non-operating expenses were $0.8 million for the three months ended June 30, 2012 and $92.7 million for the six months ended June 30, 2012, respectively, and consisted of $86.7 million in charges related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing as well as a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.

Income Tax Expense

Income tax expense for the three months ended June 30, 2013 was $20.9 million compared to $22.0 million for the three months ended June 30, 2012, reflecting effective rates of 31.3% and 31.6%. Income tax expense for the six months ended June 30, 2013 was $38.8 million compared to $2.0 million for the six months ended June 30, 2012, reflecting effective tax rates of 30.0% and 29.6%, respectively.  Our effective tax rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. Further, as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 38.5%.

As a result of the acquisition of Litle, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the six months ended June 30, 2013, these benefits were approximately $5.1 million. This benefit does not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

In connection with our IPO, we entered into four TRAs with our pre-IPO investors. The TRAs obligate us to make payments to such investors equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We will retain the remaining 15% of cash savings. During the six months ended June 30, 2013, the cash savings retained by us were approximately $3.5 million. The TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above. As we purchase units of Vantiv Holding from Fifth Third or as Fifth Third exchanges units of Vantiv Holding for cash or shares of Vantiv, Inc. Class A common stock in the future, we expect the associated cash savings to increase as a result of additional tax basis increases.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments, Merchant Services and Financial Institution Services, for the three months and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$398,553	$351,828	$46,725	13%
Network fees and other costs	187,726	174,889	12,837	7
Net revenue	210,827	176,939	33,888	19
Sales and marketing	70,350	63,649	6,701	11
Segment profit	$140,477	$113,290	$27,187	24%
Non-financial data:
Transactions (in millions)	3,273	3,021		8%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$784,137	$674,806	$109,331	16%
Network fees and other costs	381,722	340,415	41,307	12
Net revenue	402,415	334,391	68,024	20
Sales and marketing	140,500	130,348	10,152	8
Segment profit	$261,915	$204,043	$57,872	28%
Non-financial data:
Transactions (in millions)	6,396	5,566		15%

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$120,856	$117,794	$3,062	3%
Network fees and other costs	34,776	34,355	421	1
Net revenue	86,080	83,439	2,641	3
Sales and marketing	6,086	6,883	(797)	(12)
Segment profit	$79,994	$76,556	$3,438	4%
Non-financial data:
Transactions (in millions)	922	874		5%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$233,238	$227,605	$5,633	2%
Network fees and other costs	65,845	69,037	(3,192)	(5)
Net revenue	167,393	158,568	8,825	6
Sales and marketing	11,912	12,941	(1,029)	(8)
Segment profit	$155,481	$145,627	$9,854	7%
Non-financial data:
Transactions (in millions)	1,773	1,697		4%

Net Revenue

Merchant Services

Net revenue in this segment increased 19% to $210.8 million for the three months ended June 30, 2013 from $176.9 million for the three months ended June 30, 2012. The increase was due primarily to transaction growth of 8% and expansion in net revenue per transaction, including the impact of the acquisition of Litle, and debit routing benefits. The increase in net revenue per transaction was due primarily to beneficial changes in our customer mix, including increased ecommerce net revenue.

Net Revenue in this segment increased 20% to $402.4 million six months ended June 30, 2013 from $334.4 million for the six months ended June 30, 2012. The increase was due primarily to transaction growth of 15%, including the impact of the acquisition of Litle, and debit routing benefits.

Financial Institution Services

Net revenue in this segment increased 3% to $86.1 million for the three months ended June 30, 2013 from $83.4 million for the three months ended June 30, 2012 as transactions grew 5% over the prior year period. The increase in transactions was partially offset by a decrease in net revenue per transaction, which was driven by a shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Net revenue in this segment increased 6% to $167.4 million for the six months ended June 30, 2013 from $158.6 million for the six months ended June 30, 2012. The increase was due primarily to higher value added services revenue and an increase in transactions. In addition, network fees and other costs were reduced due to network incentives and a reduction of third party processing fees as we transitioned clients to our single processing platform.

Sales and Marketing

Merchant Services
 Sales and marketing expense increased 11% to $70.4 million for the three months ended June 30, 2013 from $63.6 million for the three months ended June 30, 2012 and increased 8% to $140.5 million for the six months ended June 30, 2013 from $130.3 million for the six months ended June 30, 2012. The increase was primarily attributable to higher sales and marketing personnel and related costs and the acquisition of Litle.

Financial Institution Services

Sales and marketing expense decreased slightly to $6.1 million for the three months ended June 30, 2013 from $6.9 million for the three months ended June 30, 2012 and to $11.9 million for the six months ended June 30, 2013 from $12.9 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. However, because payments under the TRAs are determined based on the realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus having a minimal effect on our liquidity and capital resources. As of June 30, 2013, our principal sources of liquidity consisted of $472.6 million of cash and cash equivalents and $250.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $1.9 billion as of June 30, 2013.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$299,029	$132,675
Net cash used in investing activities	(38,227)	(29,946)
Net cash provided by (used in) financing activities	144,731	(164,455)

Cash Flow from Operating Activities

Net cash provided by operating activities was $299.0 million for the six months ended June 30, 2013 as compared to $132.7 million for the six months ended June 30, 2012.  The increase is due primarily to an increase in net income and changes in net settlement assets and obligations. Net settlement assets and obligations represent settlement funds received by us and not yet remitted to our clients for the settlement of transactions we processed. Net settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $38.2 million for the six months ended June 30, 2013 as compared to $29.9 million for the six months ended June 30, 2012. The increase was primarily due to an increase in capital expenditures during the six months ended June 30, 2013.

Cash Flow from Financing Activities

During the six months ended June 30, 2013, net cash provided by financing activities consisted primarily of proceeds from the May 2013 debt refinancing, partially offset by the repayment of existing debt, related debt issuance cost, and the repurchase of Class A common stock, the net impact of which was an inflow of $168.6 million. We also made tax distributions of $17.9 million to our non-controlling interest holders.

During the six months ended June 30, 2012, net cash used in financing activities consisted primarily of the repayment of debt obligations in connection with the March 2012 debt refinancing, cash distributions related to our IPO, and tax distributions to non-controlling interests. These items were partially offset by the proceeds received from the debt refinancing and our IPO.

Credit Facilities

As of June 30, 2013, our debt consisted of the following:

June 30, 2013
(in thousands)
$1,850.0 million term A loan, maturing on May 15, 2018, and bearing interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 1.94% at June 30, 2013) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	$1,850,000
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest at a fixed rate of 6.22%	10,131
Less: Current portion of note payable and current portion of note payable to related party	(92,500)
Less: Original issue discount	(3,007)
Total Long-Term Debt	$1,764,624

As of June 30, 2013, Fifth Third held $352.4 million of the term A loan.

In May 2013, we entered into a $1.85 billion term A loan, of which a portion of the proceeds were used to repay the existing senior secured credit facilities which consisted of term A and term B loans with an aggregate outstanding balance of approximately $1.2 billion. The existing revolving credit facility was also terminated. In addition to the new term A loan, the new debt agreement includes a $250.0 million revolving credit facility. The maturity date and debt service requirements relating to the new term A loan are listed in the table above. The revolving credit facility matures in May 2018 and includes a $75.0 million swing line facility and a $40.0 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year.

The debt requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters beginning with the four fiscal quarters ended September 30, 2013. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
September 30, 2013 to September 30, 2014	4.75 to 1.00	3.50 to 1.00
December 31, 2014 to September 30, 2015	4.25 to 1.00	4.00 to 1.00
December 31, 2015 to September 30, 2016	4.00 to 1.00	4.00 to 1.00
December 31, 2016 and thereafter	3.75 to 1.00	4.00 to 1.00

Interest Rate Swaps

As of June 30, 2013, we had sixteen outstanding interest rate swaps with a combined notional balance of $1.35 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017 that were designated as cash flow hedges of interest rate risk.

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

Contractual Obligations

The following describes significant additional contractual obligations and commitments that have arisen subsequent to those disclosed in our Annual Report on Form 10-K as of December 31, 2012.

Tax Receivable Agreements

In connection with the secondary offering in May 2013, Fifth Third exchanged Class B units of Vantiv Holding for shares of Vantiv, Inc. Class A common stock. As a result of the increase in tax basis generated by the exchange, the Company recorded a liability under the TRA of $241.8 million. Including this liability, there are no payment obligations due during the remainder of 2013. Payment obligations subsequent to 2013 are $75.4 million during 2014 and 2015, $97.0 million during 2016 and 2017 and $554.1 million thereafter.

Borrowings

As a result of our debt refinancing in May 2013 as discussed above, total principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters facility are as follows: $64.8 million during the remainder of 2013, $277.2 million during 2014 and 2015, $360.0 million during 2016 and 2017 and $1,317.8 million thereafter. Variable interest payments were calculated using interest rates as of June 30, 2013.

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

During the six months ended June 30, 2013, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2012. Our critical accounting estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 20, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

As of June 30, 2013, we had sixteen outstanding interest rate swaps with a combined notional balance of $1.35 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017. As of June 30, 2013, we had $500 million of variable rate debt not subject to a fixed rate swap.

Based on the amount outstanding under our senior secured credit facilities at June 30, 2013, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps, would cause an increase or decrease in interest expense of $5.0 million on an annual basis.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of Vantiv. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.  There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, except as described below.

Our use of derivative financial instruments may not be successful in managing our interest rate risks and could result in material financial losses by us.

From time to time, we have sought to reduce our exposure to fluctuations in interest rates through the use of interest rate hedging arrangements. To the extent that we hedge our interest rate exposures, we forgo the benefits we would otherwise experience if interest rates were to change in our favor. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, a counterparty to the arrangement could default on its obligation, thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or breakage costs, if we terminate these arrangements. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from management's expectations. As a result, we cannot assure that our interest rate hedging arrangements will effectively manage our interest rate sensitivity or have the desired beneficial impact on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	24,411	(1)	$22.68	—		—
May 1, 2013 to May 31, 2013	17,457,231	(1)(2)	$22.92	17,452,958	(2)	—
June 1, 2013 to June 30, 2013	42,722	(1)	$27.13	—		—

(1)        Includes delivery of shares of Class A common stock to us on vesting of restricted shares to satisfy employee tax withholding obligation.
(2) Reflects 17,452,958 shares that were repurchased and retired by the Company in connection with the secondary offering that took place in May 2013.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTIV, INC.

Dated: July 25, 2013	By:	/s/ Mark L. Heimbouch
Mark. L. Heimbouch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1
Loan Agreement, dated as of May 15, 2013, among Vantiv, LLC, the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed May 20, 2013)

10.2	Stock Repurchase Agreement, dated as of May 6, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Company filed May 9, 2013)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files