Form 10-Q
period 2013-09-30
Vantiv, Inc.
filed 2013-10-24
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of September 30, 2013, there were 145,273,786 shares of the Registrant’s Class A common stock outstanding and 48,822,826 shares of the Registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2013

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
External customers	$512,437	$447,126	$1,490,742	$1,311,996
Related party revenues	19,910	19,610	58,980	57,151
Total revenue	532,347	466,736	1,549,722	1,369,147
Network fees and other costs	238,141	208,239	685,708	617,691
Sales and marketing	79,551	69,313	231,963	212,602
Other operating costs	48,340	40,376	148,168	119,802
General and administrative	27,489	28,600	88,450	86,387
Depreciation and amortization	48,604	40,618	136,428	119,181
Income from operations	90,222	79,590	259,005	213,484
Interest expense—net	(10,724)	(10,056)	(30,317)	(44,675)
Non-operating expenses	—	—	(20,000)	(92,672)
Income before applicable income taxes	79,498	69,534	208,688	76,137
Income tax expense	24,893	20,895	63,650	22,848
Net income	54,605	48,639	145,038	53,289
Less: Net income attributable to non-controlling interests	(18,894)	(24,375)	(54,300)	(24,433)
Net income attributable to Vantiv, Inc.	$35,711	$24,264	$90,738	$28,856
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.26	$0.20	$0.66	$0.26
Diluted	$0.24	$0.19	$0.62	$0.24
Shares used in computing net income per share of Class A common stock:
Basic	139,968,417	122,959,429	138,142,146	112,953,425
Diluted	201,011,014	131,127,197	207,843,165	119,600,082

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$54,605	$48,639	$145,038	$53,289
Other comprehensive income, net of tax:
Reclassification adjustment for losses on hedging activity included in net income	176	—	201	23,929
Unrealized gain (loss) on hedging activities	(5,847)	—	426	—
Comprehensive income	48,934	48,639	145,665	77,218
Less: Comprehensive income attributable to non-controlling interests	(16,873)	(24,375)	(54,662)	(38,848)
Comprehensive income attributable to Vantiv, Inc.	$32,061	$24,264	$91,003	$38,370

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$304,259	$67,058
Accounts receivable—net	374,469	397,664
Related party receivable	5,534	4,415
Settlement assets	473,791	429,377
Prepaid expenses	20,040	10,629
Other	14,435	11,934
Total current assets	1,192,528	921,077
Customer incentives	28,883	28,927
Property, equipment and software—net	202,071	174,940
Intangible assets—net	825,284	884,536
Goodwill	1,943,669	1,804,592
Deferred taxes	377,261	141,361
Other assets	31,112	24,096
Total assets	$4,600,808	$3,979,529
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$211,745	$215,998
Related party payable	2,663	1,625
Settlement obligations	600,888	542,564
Current portion of note payable to related party	17,621	28,800
Current portion of note payable	74,879	63,700
Current portion of tax receivable agreement obligations to related parties	31,595	—
Deferred income	9,866	9,667
Current maturities of capital lease obligations	4,679	5,505
Other	1,382	1,609
Total current liabilities	955,318	869,468
Long-term liabilities:
Note payable to related party	330,398	292,000
Note payable	1,411,326	871,605
Tax receivable agreement obligations to related parties	782,005	484,700
Capital lease obligations	12,851	8,275
Deferred taxes	22,135	8,207
Other	4,078	1,039
Total long-term liabilities	2,562,793	1,665,826
Total liabilities	3,518,111	2,535,294
Commitments and contingencies (See Note 7 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 145,273,786 shares outstanding at September 30, 2013; 142,243,680 shares outstanding at December 31, 2012	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 48,822,826 shares issued and outstanding at September 30, 2013; 70,219,136 shares issued and outstanding at December 31, 2012	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	535,271	766,337
Retained earnings	160,232	69,494
Accumulated other comprehensive income	265	—
Treasury stock, at cost; 1,545,681 shares at September 30, 2013 and 978,226 shares at December 31, 2012	(30,645)	(17,906)
Total Vantiv, Inc. equity	665,124	817,926
Non-controlling interests	417,573	626,309
Total equity	1,082,697	1,444,235
Total liabilities and equity	$4,600,808	$3,979,529
 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net income	$145,038	$53,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	136,428	119,181
Amortization of customer incentives	7,466	4,567
Amortization and write-off of debt issuance costs	23,256	58,407
Share-based compensation expense	21,352	26,889
Change in operating assets and liabilities:
Decrease in accounts receivable and related party receivable	25,734	1,578
Increase (decrease) in net settlement assets and obligations	13,910	(24,023)
Increase in customer incentives	(10,548)	(6,783)
(Increase) decrease in prepaid and other assets	(7,535)	4,192
(Decrease) increase in accounts payable and accrued expenses	(14,508)	11,333
Increase (decrease) in payable to related party	1,038	(3,062)
Increase in other liabilities	132	1,332
Net cash provided by operating activities	341,763	246,900
Investing Activities:
Purchases of property and equipment	(46,970)	(38,245)
Acquisition of customer portfolios and related assets	(6,555)	(10,530)
Purchase of investments	(3,174)	—
Cash used in acquisitions, net of cash acquired	(155,654)	—
Net cash used in investing activities	(212,353)	(48,775)
Financing Activities:
Proceeds from initial public offering, net of offering costs of $39,091	—	460,913
Proceeds from follow-on offering, net of offering costs of $1,951	—	33,512
Proceeds from issuance of long-term debt	1,850,000	1,248,750
Repayment of debt and capital lease obligations	(1,280,366)	(1,793,074)
Payment of debt issuance costs	(26,288)	(28,949)
Purchase of Class B units in Vantiv Holding from Fifth Third Bank	—	(33,512)
Repurchase of Class A common stock	(400,592)	—
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(12,739)	(16,126)
Tax benefit from employee share-based compensation	6,754	13,436
Distribution to funds managed by Advent International Corporation	—	(40,086)
Distribution to non-controlling interests	(28,978)	(32,781)
Net cash provided by (used in) financing activities	107,791	(187,917)
Net increase in cash and cash equivalents	237,201	10,208
Cash and cash equivalents—Beginning of period	67,058	370,549
Cash and cash equivalents—End of period	$304,259	$380,757
Cash Payments:
Interest	$28,141	$50,720
Taxes	43,041	12,247
Non-cash Items:
Issuance of tax receivable agreements	$328,900	$333,000
Accrual of secondary offering costs	—	3,000

 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests
Beginning Balance, January 1, 2013	$1,444,235	142,244	$1	70,219	$—	978	$(17,906)	$766,337	$69,494	$—	$626,309
Net Income	145,038	—	—	—	—	—	—	—	90,738	—	54,300
Issuance of Class A common stock upon vesting of restricted stock awards	—	2	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	6,754	—	—	—	—	—	—	6,754	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(12,739)	(568)	—	—	—	568	(12,739)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	21,396	—	(21,396)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(400,592)	(17,453)	—	—	—	—		(400,592)	—	—	—
Issuance of tax receivable agreements	(93,000)	—	—	—	—	—	—	(93,000)	—	—	—
Unrealized gain on hedging activities, net of tax	627	—	—	—	—	—	—	—	—	265	362
Distribution to non-controlling interests	(28,978)	—	—	—	—	—	—	—	—	—	(28,978)
Share-based compensation	21,352	—	—	—	—	—	—	14,993	—	—	6,359
Forfeitures of restricted stock awards	—	(347)	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	240,779	—	—	(240,779)
Ending Balance, September 30, 2013	$1,082,697	145,274	$1	48,823	$—	1,546	$(30,645)	$535,271	$160,232	$265	$417,573

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

Secondary Offerings and Share Repurchase

In May 2013, a secondary offering took place in which selling shareholders sold 40.7 million shares of Vantiv, Inc. Class A common stock. The Company did not receive any proceeds from these sales. In connection with the secondary offering, the Company repurchased approximately 17.5 million shares of its Class A common stock sold to the underwriters in the secondary offering for $400 million at a price per share equal to the price paid by the underwriters to purchase the shares from the selling shareholders in the offering. The repurchased shares were retired and accounted for as a reduction to equity in the Company's consolidated financial statements. In connection with the share repurchase, the Company incurred costs of approximately $0.6 million, which are also reflected as a reduction to equity in the consolidated statement of equity. In connection with the share repurchase, we refinanced our existing senior secured credit facilities, resulting in an increase in the amount of debt by approximately $650 million, $400 million of which was used to fund the share repurchase (see Note 5 - Long-Term Debt).

In August 2013, a secondary offering took place in which selling shareholders sold 20.0 million shares of Vantiv, Inc. Class A common stock. The Company did not receive any proceeds from these sales.

Principles of Consolidation

The accompanying consolidated financial statements include the operations and accounts of the Company and all subsidiaries thereof. All intercompany balances and transactions have been eliminated upon consolidation.

As of September 30, 2013, Vantiv, Inc. and Fifth Third Bank (“Fifth Third”) owned interests in Vantiv Holding of 74.85% and 25.15%, respectively.

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests represent the minority shareholders’ share of net income or loss and equity in Vantiv Holding. Net income (loss) attributable to non-controlling interests does not include expenses incurred directly by Vantiv, Inc., including income tax expense (benefit) attributable to Vantiv, Inc. All of the Company’s non-controlling interests are presented after Vantiv Holding income tax expense (benefit) in the consolidated statements of income (loss) as “Net (income) loss attributable to non-controlling interests.” Non-controlling interests are presented as a component of equity in the consolidated statements of financial position.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•
Non-operating expenses consist of charges related to the refinancing of the Company's senior secured credit facilities (See Note 5 - Long-Term Debt) in May 2013 and March 2012 and the Company's early termination of interest rate swaps (See Note 6 - Derivatives and Hedging Activities) in connection with the March 2012 debt refinancing, as well as a one-time activity fee of $6.0 million assessed by MasterCard as a result of the Company's initial public offering (“IPO”).

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

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Vantiv, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Vantiv, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 11 - Net Income Per Share for further discussion.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of September 30, 2013 and December 31, 2012 the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 30.5% and 30.0%, respectively, for the nine months ended September 30, 2013 and 2012. The effective rate for each period reflects the impact of the Company’s non-controlling interests.

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

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of September 30, 2013 and December 31, 2012, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s corporate headquarters facility, furniture and equipment, software and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s corporate headquarters facility and related improvements, 2 to 10 years for furniture and equipment, 3 to 5 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2013 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units is substantially in excess of the carrying value.

Intangible assets consist primarily of acquired customer relationships amortized over their estimated useful lives and an indefinite lived trade name not subject to amortization. The Company reviews the acquired customer relationships for

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The indefinite lived trade name is tested for impairment annually. The Company performed its most recent annual trade name impairment test as of July 31, 2013, which indicated there was no impairment.

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

New Accounting Pronouncement

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This amendment requires companies to disclose, in a single location within the financial statements or footnotes, reclassifications out of accumulated other comprehensive income (“AOCI”) separately for each component of other comprehensive income. For significant reclassifications, the disclosure is required to include the respective line items in net earnings affected by the reclassification. The amendment is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The Company's adoption of this principle did not have a material impact on our consolidated financial statements.

2. BUSINESS COMBINATION

Acquisition of Element Payment Services, Inc.

On July 31, 2013, the Company completed the acquisition of Element Payment Services, Inc. ("Element"), acquiring all of the outstanding voting interest. Element is a provider of fully integrated payment processing solutions for independent software vendors ("ISVs"). This acquisition provides the Company with strategic capabilities to partner with ISVs and positions the Company to increase its presence in the integrated payments market.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of the acquired workforce and growth opportunities, none of which qualifies as an amortizable intangible asset. The preliminary purchase price allocation is as follows (in thousands):

Current assets	$11,390
Equipment and software	8,193
Goodwill	135,193
Customer relationship intangible assets	29,300
Trade name	500
Current liabilities	(8,345)
Deferred tax liabilities	(13,772)
Total purchase price	$162,459

Customer relationship intangible assets and the trade name have weighted average useful lives of 10 years and 1 year, respectively.

The pro forma results of the Company reflecting the acquisition of Element were not material to our financial results and therefore have not been presented.

3. INTANGIBLE ASSETS

As of September 30, 2013 and December 31, 2012, the Company's intangible assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Customer relationship intangible assets	$1,237,582	$1,212,919
Trade names	42,800	42,300
Customer portfolios and related assets	23,335	16,780
	1,303,717	1,271,999

Less accumulated amortization on:
Customer relationship intangible assets	469,729	383,962
Trade names	1,083	—
Customer portfolios and related assets	7,621	3,501
	478,433	387,463
	$825,284	$884,536

Amortization expense on intangible assets for the three months ended September 30, 2013 and 2012 was $32.9 million and $30.2 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2013 and 2012 was $95.6 million and $89.8 million, respectively.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

Three months ending December 31, 2013	$32,752
Year ending December 31, 2014	126,155
Year ending December 31, 2015	120,205
Year ending December 31, 2016	115,859
Year ending December 31, 2017	111,813
Year ending December 31, 2018	108,856

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

In connection with the secondary offerings in May 2013 and August 2013, as discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third exchanged Class B units of Vantiv Holding for shares of Vantiv, Inc. Class A common stock. As a result of the increase in tax basis generated by the exchanges, the Company recorded a liability under the TRA of $328.9 million.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s liability pursuant to the TRAs was as follows (in thousands):

	September 30, 2013	December 31, 2012
TRA with Fifth Third Bank	$494,000	$165,100
TRA with Advent	183,800	183,800
TRA with all pre-IPO investors	134,100	134,100
TRA with JPDN	1,700	1,700
Total	$813,600	$484,700

As a result of the increase in tax basis associated with the exchanges of units of Vantiv Holding discussed above, the Company recorded a cumulative deferred tax asset of $373.9 million. The Company recorded a corresponding reduction to paid-in capital for the difference between the TRA liability and the related deferred tax asset.

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

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year.  Therefore, the Company does not expect to make any contractually obligated payments under the TRAs during the year ended December 31, 2013.  The first contractually obligated payment under the TRA obligations is due in the first quarter of 2014. The payment, recorded as current portion of tax receivable agreement obligations to related parties on the accompanying statement of financial position, is expected to be approximately $31.6 million. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement. See Note 14 - Subsequent Events for discussion of the TRA termination agreements executed on October 23, 2013.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. LONG-TERM DEBT

As of September 30, 2013 and December 31, 2012, the Company’s debt consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
$1,850.0 million term A loan, maturing on May 15, 2018, and bearing interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 1.93% at September 30, 2013) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	$1,826,874	$—
$1,000.0 million term A loan, maturing on March 27, 2017, bearing interest based on the Company's leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.46% at December 31, 2012 and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	—	962,500
$250.0 million term B loan, maturing on March 27, 2019, bearing interest at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at December 31, 2012 and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	—	248,125
Borrowings under revolving credit facility (rate of 4.50% at December 31, 2012)	—	40,000
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest at a fixed rate of 6.22%	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(92,500)	(92,500)
Less: Original issue discount	(2,781)	(4,651)
Total Long-Term Debt	$1,741,724	$1,163,605

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

As of September 30, 2013 and December 31, 2012, Fifth Third held $348.0 million and $308.0 million, respectively, of the term A loan. In addition, as of December 31, 2012, Fifth Third held $12.8 million of the $40.0 million borrowed under the revolving credit facility.

Original Issue Discount and Deferred Financing Fees
As a result of the Company's May 2013 debt refinancing discussed above, the Company expensed approximately $20.0 million, which consisted primarily of the write-offs of unamortized deferred financing fees and original issue discount (“OID”) associated with the component of the refinancing accounted for as a debt extinguishment. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statements of income for the nine months ended September 30, 2013. At September 30, 2013, deferred financing fees of approximately $18.9 million and OID of approximately $2.8 million are recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statements of financial position.
Guarantees and Security

Our debt obligations at September 30, 2013 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Loan Agreement) in substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $5 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain quarterly financial and non-financial covenants contained in the loan agreement for the refinanced debt.

6. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of September 30, 2013, these derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments.

Accounting for Derivative Instruments

The Company recognizes derivatives in other non-current assets or liabilities in the accompanying consolidated statements of financial position at their fair values. Refer to Note 10 - Fair Value Measurements for a detailed discussion of the fair value of its derivatives. The Company designates its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable-rate debt.

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

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of September 30, 2013, the Company had sixteen outstanding interest rate swaps with a combined notional balance of $1.35 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017 that were designated as cash flow hedges of interest rate risk. Fifth Third is the counterparty to five of the sixteen outstanding interest rate swaps with notional balances ranging from $318.8 million to $262.5 million.

The Company does not offset derivative positions in the consolidated statements of financial position. The table below presents the gross fair values of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statements of Financial Position Location	September 30, 2013	December 31, 2012
Interest rate swaps	Other long-term asset	$3,173	$—
Interest rate swaps	Other long-term liabilities	2,390	—

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of September 30, 2013, the Company estimates that an additional $1.3 million will be reclassified to interest expense during the next twelve months.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the effect of the Company’s interest rate swaps on the consolidated statements of income for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in OCI (effective portion)(1)	$(8,057)	$—	$506	$(4,256)
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	(243)	—	(277)	(2,600)
Amount of loss recognized in earnings (ineffective portion)(2)	—	—	—	(31,079)

(1)	“OCI” represents other comprehensive income.

(2)
For the nine months ended September 30, 2012, as a result of the Company's debt refinance in March 2012, amount represents loss due to missed forecasted transaction and is recorded as a component of non-operating expenses in the accompanying consolidated statements of income.

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

8. CONTROLLING AND NON-CONTROLLING INTERESTS IN VANTIV HOLDING

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Vantiv, Inc. owns a controlling interest in Vantiv Holding, and therefore consolidates the financial results of Vantiv Holding and records non-controlling interest for the economic interests in Vantiv Holding held by Fifth Third.

As of September 30, 2013, Vantiv, Inc.’s interest in Vantiv Holding was 74.85%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2012	142,243,680	70,219,136	212,462,816
% of ownership	66.95%	33.05%
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with 2013 secondary offerings	21,396,310	(21,396,310)	—
Share repurchase	(17,452,958)	—	(17,452,958)
Equity plan activity (a)	(913,246)	—	(913,246)
As of September 30, 2013	145,273,786	48,822,826	194,096,612
% of ownership	74.85%	25.15%

(a)
Includes repurchase of Class A common stock to satisfy employee tax withholding obligation, issuance of Class A common stock upon vesting of restricted stock awards and forfeitures of Restricted Class A common stock awards.

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $240.8 million has been recognized during the nine months ended September 30, 2013 in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on ownership interests in Vantiv Holding at the time of the secondary offerings in May 2013 and August 2013.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests in Vantiv Holding as discussed above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$54,605	$48,639	$145,038	$53,289
Items not allocable to non-controlling interests:
Vantiv, Inc. income tax expense (a)	17,857	13,114	41,922	2,556
Vantiv Holding net income	72,462	61,753	186,960	55,845
Net income attributable to non-controlling interests (b)	$18,894	$24,375	$54,300	$24,433

(a)                    Represents income tax expense related to Vantiv, Inc.
(b)                     Net income attributable to non-controlling interests reflects the allocation of Vantiv Holding’s net income based on the proportionate ownership interests in Vantiv Holding held by the non-controlling unitholders. The net income attributable to non-controlling unitholders reflects the changes in ownership interests summarized in the table above.

9. SHARE-BASED COMPENSATION PLANS

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

 Total share-based compensation expense during the nine months ended September 30, 2013 and 2012 was $21.4 million and $26.9 million, respectively.

Restricted Class A Common Stock

Prior to the IPO in March 2012, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan (“Phantom Equity Plan”) which provided for awards to be converted to unrestricted and restricted shares of Vantiv, Inc. Class A common stock upon completion of the IPO, issued under the 2012 Equity Plan. Upon conversion, the Company issued 1,381,135 shares of unrestricted Class A Common Stock and 6,633,341 shares of restricted Class A Common Stock. During the nine months ended September 30, 2013, 1,768,994 shares of restricted stock vested and 347,595 restricted shares were forfeited. No restricted shares were granted during the nine months ended September 30, 2013. At September 30, 2013, there were 3,221,171 restricted shares outstanding.

Stock Options

During the nine months ended September 30, 2013, the Company granted 673,176 stock options to certain key employees. The stock options vest in 25% annual increments beginning on the first anniversary of the date of grant, subject to the participant's continued service through each such vesting date. All stock options are nonqualified stock options and expire on the tenth anniversary of the grant date. There were no options outstanding at the beginning of the period, and no options exercised or expired during the period. During the nine months ended September 30, 2013, there were 20,747 options forfeited. At September 30, 2013, there were 652,429 options outstanding. The weighted-average grant date fair value of $7.10 was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

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

Performance Share Units

During the nine months ended September 30, 2013, the Company issued to certain key employees a total of 217,730 performance share units, which vest on the third anniversary of the grant date, subject to the achievement of certain performance goals. Participants have the right to earn 0% to 200% of a target number of shares of the Company's Class A Common Stock determined by the level of achievement of the performance measures during the performance period commencing on January 1, 2013 and ending on December 31, 2015. The weighted-average grant date fair value of the performance share units was $21.95, which was based on the quoted fair market value of our common stock on the grant date. There were no performance share units outstanding at the beginning of the period, and no performance share units vested during the period. During the nine months ended September 30, 2013, there were 6,710 performance share units forfeited. At September 30, 2013, there were 211,020 performance share units outstanding.

Restricted Stock Units

The Company issues to certain employees restricted stock units, which typically vest in 25% annual increments beginning on the first anniversary of the date of grant. The grant date fair value of the restricted stock units is based on the quoted fair market value of our common stock at the award date.

The following table summarizes the number and weighted-average grant date fair value of restricted stock units during the nine months ended September 30, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	299,826	$17.87
Granted	441,280	22.44
Vested	(1,804)	20.87
Forfeited	(78,843)	19.86
Non-vested at September 30, 2013	660,459	$20.68

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$3,173	$—	$—	$—	$—
Liabilities:
Interest rate swaps	$—	$2,390	$—	$—	$—	$—

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

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 6 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$304,259	$304,259	$67,058	$67,058
Liabilities:
Note payable	$1,834,224	$1,837,690	$1,256,105	$1,262,945

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

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of non-controlling interests. As such, due to the Company's structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted to reflect the Company's income tax expense assuming the conversion of the non-controlling interest into

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Class A common stock. The denominator is adjusted to include the weighted-average shares of Class A common stock outstanding assuming conversion of the Class B units of Vantiv Holding held by the non-controlling interest on an “if-converted” basis. During the three months and nine months ended September 30, 2012, 83,919,136 and 59,156,604, respectively, Class B units of Vantiv Holding were excluded in computing diluted net income per share because including them would have had an antidilutive effect. As the Class B units of Vantiv Holding were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share.

During the three months and nine months ended September 30, 2013, the weighted-average diluted shares also included the restricted stock awards as discussed in Note 9 - Share-Based Compensation Plans, and the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding. Excluded from the diluted shares for the three months and nine months ended September 30, 2013 are approximately 652,000 stock options as they were anti-dilutive during the period. Approximately 211,000 performance share units are excluded as the applicable performance metrics had not been met as of the reporting date.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

The weighted-average Class A common shares used in computing basic and diluted net income per share during the three months and nine months ended September 30, 2012 reflect the retrospective application of the stock split which occurred in connection with the IPO.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net income attributable to Vantiv, Inc.	$35,711	$24,264	$90,738	$28,856
Shares used in computing basic net income per share:
Weighted-average Class A common shares	139,968,417	122,959,429	138,142,146	112,953,425
Basic net income per share	$0.26	$0.20	$0.66	$0.26
Diluted:
Consolidated income before applicable income taxes	$79,498	$—	$208,688	$—
Income tax expense excluding impact of non-controlling interest	30,607	—	80,345	—
Net income	$48,891	$24,264	$128,343	$28,856
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	139,968,417	122,959,429	138,142,146	112,953,425
Weighted-average Class B units of Vantiv Holding	50,833,696	—	60,934,515	—
Restricted stock awards	1,779,559	2,191,494	1,779,254	1,047,307
Warrant	8,429,342	5,976,274	6,987,250	5,599,350
Diluted weighted-average shares outstanding	201,011,014	131,127,197	207,843,165	119,600,082
Diluted net income per share	$0.24	$0.19	$0.62	$0.24

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The activity of the components of AOCI related to cash flow hedging activities was as follows for the three months and nine months ended September 30, 2013 and 2012 (in thousands):

		Total Other Comprehensive Income
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three months ended September 30, 2013
Net change in fair value recorded in accumulated OCI	$3,900	$(8,057)	$2,210	$(5,847)	$2,082	$(3,765)	$135
Net realized loss reclassified into earnings (a)	15	243	(67)	176	(61)	115	130
Net change	$3,915	$(7,814)	$2,143	$(5,671)	$2,021	$(3,650)	$265

Nine months ended September 30, 2013
Net change in fair value recorded in accumulated OCI	$—	$506	$(80)	$426	$(291)	$135	$135
Net realized loss reclassified into earnings (a)	—	277	(76)	201	(71)	130	130
Net change	$—	$783	$(156)	$627	$(362)	$265	$265

Nine months ended September 30, 2012 (b)
Net realized loss reclassified into earnings (a)	$(9,514)	$29,424	$(5,495)	$23,929	$(14,415)	$9,514	$—
Net change	$(9,514)	$29,424	$(5,495)	$23,929	$(14,415)	$9,514	$—

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the Company's consolidated statements of income:

OCI Component	Affected line in the consolidated statements of income
Pretax activity(1)	Interest expense-net/non-operating expenses
Tax effect	Income tax expense
OCI Attributable to non-controlling interests	Net income attributable to non-controlling interests

(1) During the three months and nine months ended September 30, 2013, reflects amount of loss reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and is recorded in interest expense-net. During the nine months ended September 30, 3012, reflects net loss due to missed forecasted transaction and is recorded as a component of non-operating expenses.

(b)	Due to the termination of interest rate swaps in connection with the Company's IPO in March 2012, there was no activity recorded in OCI during the three months ended September 30, 2012.

13. SEGMENT INFORMATION

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended September 30, 2013
		Financial Institution	General
	Merchant Services	Services	Corporate/Other	Total
Total revenue	$413,360	$118,987	$—	$532,347
Network fees and other costs	203,642	34,499	—	238,141
Sales and marketing	72,534	7,017	—	79,551
Segment profit	$137,184	$77,471	$—	$214,655

	Three Months Ended September 30, 2012
		Financial Institution	General
	Merchant Services	Services	Corporate/Other	Total
Total revenue	$354,120	$112,616	$—	$466,736
Network fees and other costs	177,084	31,155	—	208,239
Sales and marketing	63,046	6,267	—	69,313
Segment profit	$113,990	$75,194	$—	$189,184

	Nine Months Ended September 30, 2013
		Financial Institution	General
	Merchant Services	Services	Corporate/Other	Total
Total revenue	$1,197,497	$352,225	$—	$1,549,722
Network fees and other costs	585,364	100,344	—	685,708
Sales and marketing	213,034	18,929	—	231,963
Segment profit	$399,099	$232,952	$—	$632,051

	Nine Months Ended September 30, 2012
		Financial Institution	General
	Merchant Services	Services	Corporate/Other	Total
Total revenue	$1,028,926	$340,221	$—	$1,369,147
Network fees and other costs	517,499	100,192	—	617,691
Sales and marketing	193,394	19,208	—	212,602
Segment profit	$318,033	$220,821	$—	$538,854

A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total segment profit	$214,655	$189,184	$632,051	$538,854
Less: Other operating costs	(48,340)	(40,376)	(148,168)	(119,802)
Less: General and administrative	(27,489)	(28,600)	(88,450)	(86,387)
Less: Depreciation and amortization	(48,604)	(40,618)	(136,428)	(119,181)
Less: Interest expense—net	(10,724)	(10,056)	(30,317)	(44,675)
Less: Non-operating expenses	—	—	(20,000)	(92,672)
Income before applicable income taxes	$79,498	$69,534	$208,688	$76,137

14. SUBSEQUENT EVENT

On October 22, 2013, the Company's board of directors approved a program to repurchase up to $137 million of the Company's Class A common stock. Purchases under the repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

by management based on an evaluation of market conditions, stock price, and other factors. No share repurchases have been transacted under this program as of the date of this filing. There is no guarantee as to the exact number or amount of shares that will be repurchased, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

On October 23, 2013, the Company entered into substantially identical tax receivable termination agreements with Advent and JPDN to terminate the obligations owed to them under the TRAs established at the time of the Company’s IPO. Under the terms of the tax receivable termination agreements, the Company paid approximately $112 million to Advent and $0.5 million to JPDN to settle approximately $254 million of obligations under the TRAs, the difference of which will be recorded as an addition to paid-in capital. As a result of the termination agreements, the TRAs with Advent and JPDN were terminated and the Company has no further obligations to Advent or JPDN under the TRAs.  The Company remains obligated to pay amounts due to Fifth Third Bank under the TRA with all pre-IPO investors and the TRA with Fifth Third Bank. Advent is a stockholder of the Company and JPDN is an affiliate of the Company’s president and chief executive officer. A special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the tax receivable termination agreements. See Note 4 - Tax Receivable Agreements, for additional information about the TRAs.

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

We distribute our services through diversified distribution channels using a unified sales approach that enables us to efficiently and effectively target merchants and financial institutions of all sizes. These channels include a national sales force that targets financial institutions and national merchants, regional and mid-market sales teams that sell solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. In addition, we have relationships with a broad range of merchant banks, independent software vendors, value-added resellers, independent sales organizations, or ISOs, and trade associations that target merchants, including difficult to reach small and mid-sized merchants. We also have relationships with third-party resellers and core processors that target financial institutions.

Executive Overview

In May 2013, a secondary offering took place in which selling shareholders sold 40.7 million shares of Vantiv Class A common stock. We did not receive any proceeds from these sales. In connection with the secondary offering, we repurchased approximately 17.5 million shares of our Class A common stock sold to the underwriters in the secondary offering for $400 million at a price per share equal to the price paid by the underwriters to purchase the shares from the selling shareholders in the offering. As a result of the share repurchase, we incurred costs of approximately $0.6 million. In connection with the stock repurchase, we refinanced our existing senior secured credit facilities, resulting in an increase in the amount of debt by approximately $650 million, $400 million of which was used to fund the share repurchase.

In August 2013, a secondary offering took place in which selling shareholders sold 20.0 million shares of Vantiv, Inc. Class A common stock. We did not receive any proceeds from these sales.

On October 22, 2013, our board of directors approved a program to repurchase up to $137 million of our Class A common stock. Purchases under the repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined by management based on an evaluation of market conditions, stock price, and other factors. No share repurchases have been transacted under this program as of the date of this filing. There is no guarantee as to the exact number or amount of shares that will be repurchased, and we may discontinue purchases at any time that management determines additional purchases are not warranted.

On October 23, 2013, we entered into substantially identical tax receivable termination agreements with Advent International Corporation ("Advent") and JPDN Enterprises, LLC ("JPDN") to terminate the obligations owed to them under the tax receivable agreements ("TRAs") established at the time of our initial public offering ("IPO"). Under the terms of the tax receivable termination agreements, we paid approximately $112 million to Advent and $0.5 million to JPDN to settle approximately $254 million of obligations under the TRAs, the difference of which will be recorded as an addition to paid-in capital. As a result of the termination agreements, the TRAs with Advent and JPDN were terminated and we have no further obligations to Advent or JPDN under the TRAs.  We remain obligated to pay amounts due to Fifth Third Bank under the TRA with all pre-IPO investors and the TRA with Fifth Third Bank. Advent is a stockholder, and JPDN is an affiliate of our president and chief executive officer. A special committee of our board of directors comprised of independent, disinterested directors authorized the tax receivable termination agreements. See Note 4 of Part I, Item 1 for additional information about the TRAs.

Revenue for the three months ended September 30, 2013, increased 14% to $532.3 million from $466.7 million in 2012. Revenue for the nine months ended September 30, 2013, increased 13% to $1,549.7 million from $1,369.1 million in 2012. The revenue growth for the three months and nine months ended September 30, 2013 was due primarily to transaction growth of 9% and 11%, including the impact of the acquisition of Litle & Co., LLC (“Litle”) in November 2012.

Income from operations for the three months ended September 30, 2013, increased $10.6 million to $90.2 million from $79.6 million in 2012. Income from operations for the nine months ended September 30, 2013, increased $45.5 million to $259.0 million from $213.5 million in 2012.

Net income for the three months ended September 30, 2013, increased $6.0 million to $54.6 million from $48.6 million in 2012. Net income for the nine months ended September 30, 2013, increased $91.7 million to $145.0 million from $53.3 million in 2012. Net income attributable to Vantiv, Inc. for the three months ended September 30, 2013, increased $11.4 million to $35.7 million from $24.3 million in 2012. Net income attributable to Vantiv, Inc. for the nine months ended September 30, 2013, increased $61.9 million to $90.7 million from $28.9 million in 2012.

Recent Acquisitions

In July 2013, we acquired Element Payment Services, Inc. ("Element") for $162.5 million in cash. Element is a provider of fully integrated payment processing solutions for independent software vendors ("ISVs"). In November 2012, we acquired Litle, an ecommerce payment processor for approximately $361 million. The acquisition of Element provides us the strategic capabilities to partner with ISVs and positions us to increase our presence in the integrated payments market, while the acquisition of Litle strengthened our capabilities in ecommerce, expanded our customer base of online merchants and enabled the delivery of Litle's innovative ecommerce solutions to our merchant and financial institutions clients.

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

•
Non-operating expenses consist of charges related to the refinancing of our senior secured credit facilities in May 2013 and March 2012 and our early termination of interest rate swaps in connection with the March 2012 debt refinancing, as well as a one-time activity fee of $6.0 million assessed by MasterCard as a result of our IPO.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Net income attributable to non-controlling interests for the three months ended September 30, 2013 and 2012 was $18.9 million and $24.4 million, respectively. Net income attributable to non-controlling interests for the nine months ended September 30, 2013 and 2012 was $54.3 million and $24.4 million, respectively. Net income attributable to non-controlling interests for the three months and nine months ended September 30, 2013 reflects the changes in ownership of Vantiv Holding as a result of the May and August 2013 secondary offerings and the share repurchase which occurred in May 2013. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net income attributable to Vantiv, Inc.

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incurred costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory and integration services and personnel related costs. Additionally, our expenses include costs associated with a one-time signing bonus issued to certain employees that transferred to us from Fifth Third in connection with our separation from Fifth Third in June 2009. This signing bonus contained a five-year vesting period beginning on the date of the separation. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses. For the three months ended September 30, 2013 and 2012, transition, acquisition and integration costs were $3.2 million and $2.3 million, respectively. For the nine months ended September 30, 2013 and 2012, transition, acquisition, and integration costs were $9.2 million and $6.3 million, respectively.

Share-Based Compensation

Prior to our IPO, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan. In connection with the IPO, outstanding awards under the Vantiv Holding Management Phantom Equity Plan were converted into unrestricted and restricted stock, issued under the 2012 Vantiv, Inc. Equity Incentive Plan. Subsequent to the IPO, we have granted share-based awards to certain employees and members of our board of directors and intend to continue to grant additional share-based awards in the future. During the three months ended September 30, 2013 and 2012, we incurred share-based compensation expense of $7.4 million and $9.4 million, respectively. During the nine months ended September 30, 2013 and 2012, we incurred share-based compensation expense of $21.4 million and $26.9 million respectively. Share-based compensation is included in general and administrative expense.

Intangible Amortization Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions.

Non-operating Expenses

For the nine months ended September 30, 2013, we recorded $20.0 million within non-operating expenses related to the refinancing of our senior secured credit facilities in May 2013. For the nine months ended September 30, 2012, we recorded $92.7 million within non-operating expenses, which consisted of $86.7 million related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in March 2012 and a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate of 38.5%, assuming conversion of non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above.

Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from the amortization of intangible assets and other tax attributes resulting from or acquired with our acquisitions, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under TRAs established at the time of our IPO. The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

As a result of the agreement to terminate and settle in full our obligations to Advent and JPDN under the TRAs as discussed above, beginning in the fourth quarter we will reflect the retention of the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs in pro forma adjusted net income.

The table below provides a reconciliation of GAAP income before applicable income taxes to pro forma adjusted net income for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Income before applicable taxes	$79,498	$69,534	$208,688	$76,137
Non-GAAP Adjustments:
Transition, acquisition and integration costs	3,215	2,254	9,235	6,291
Share-based compensation	7,422	9,396	21,352	26,889
Intangible amortization	31,968	29,579	92,874	88,155
Non-operating expenses	—	—	20,000	92,672
Non-GAAP Adjusted Income Before Applicable Taxes	122,103	110,763	352,149	290,144
Pro Forma Adjustments:
Income tax expense adjustment	(47,010)	(42,644)	(135,577)	(111,705)
Tax adjustments	4,875	—	13,511	—
Pro Forma Adjusted Net Income	$79,968	$68,119	$230,083	$178,439

Pro forma adjusted net income was previously referred to as cash net income.

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenue	$532,347	$466,736	$65,611	14%
Network fees and other costs	238,141	208,239	29,902	14
Net revenue	294,206	258,497	35,709	14
Sales and marketing	79,551	69,313	10,238	15
Other operating costs	48,340	40,376	7,964	20
General and administrative	27,489	28,600	(1,111)	(4)
Depreciation and amortization	48,604	40,618	7,986	20
Income from operations	$90,222	$79,590	$10,632	13%
Non-financial data:
Transactions (in millions)	4,266	3,928		9%

As a Percentage of Net Revenue	Three Months Ended September 30,
	2013	2012
Net revenue	100.0%	100.0%
Sales and marketing	27.1	26.8
Other operating costs	16.4	15.6
General and administrative	9.3	11.1
Depreciation and amortization	16.5	15.7
Income from operations	30.7%	30.8%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenue	$1,549,722	$1,369,147	$180,575	13%
Network fees and other costs	685,708	617,691	68,017	11
Net revenue	864,014	751,456	112,558	15
Sales and marketing	231,963	212,602	19,361	9
Other operating costs	148,168	119,802	28,366	24
General and administrative	88,450	86,387	2,063	2
Depreciation and amortization	136,428	119,181	17,247	14
Income from operations	$259,005	$213,484	$45,521	21%
Non-financial data:
Transactions (in millions)	12,435	11,191		11%

As a Percentage of Net Revenue	Nine Months Ended September 30,
	2013	2012
Net revenue	100.0%	100.0%
Sales and marketing	26.9	28.3
Other operating costs	17.1	15.9
General and administrative	10.2	11.5
Depreciation and amortization	15.8	15.9
Income from operations	30.0%	28.4%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 and Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

Revenue increased 14% to $532.3 million for the three months ended September 30, 2013 from $466.7 million for the three months ended September 30, 2012. The increase was due primarily to transaction growth of 9%, including the impact of our recent acquisitions, which have expanded our ecommerce and technology partner channels and contributed to higher revenue per transaction.

Revenue increased 13% to $1,549.7 million for the nine months ended September 30, 2013 from $1,369.1 million for the nine months ended September 30, 2012. The increase was due primarily to transaction growth of 11%, including the impact of our recent acquisitions, which have expanded our ecommerce and technology partner channels and contributed to higher revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 14% to $238.1 million for the three months ended September 30, 2013 from $208.2 million for the three months ended September 30, 2012. The increase was due primarily to transaction growth of 9% and higher network fees due to a shift in transaction mix as a result of our recent acquisitions, partially offset by debit routing benefits.

Network fees and other costs increased 11% to $685.7 million for the nine months ended September 30, 2013 from $617.7 million for the nine months ended September 30, 2012. The increase was due primarily to transaction growth of 11% and higher network fees due to a shift in transaction mix as a result of our recent acquisitions, partially offset by debit routing benefits and a reduction of third party processing fees as we transitioned clients to our single processing platform.

Net Revenue

Net revenue, which is revenue less network fees and other costs, as discussed above, increased 14% to $294.2 million for the three months ended September 30, 2013 from $258.5 million for the three months ended September 30, 2012, and 15% to $864.0 million for the nine months ended September 30, 2013 from $751.5 million for the nine months ended September 30, 2012.

 Sales and Marketing

Sales and marketing expense increased 15% to $79.6 million for the three months ended September 30, 2013 from $69.3 million for the three months ended September 30, 2012. The increase was attributable to higher sales and marketing personnel and related costs and the impact of our recent acquisitions.

Sales and marketing expense increased 9% to $232.0 million for the nine months ended September 30, 2013 from $212.6 million for the nine months ended September 30, 2012. The increase was attributable to higher sales and marketing personnel and related costs and the impact of our recent acquisitions.

Other Operating Costs

Other operating costs increased 20% to $48.3 million for the three months ended September 30, 2013 from $40.4 million for the three months ended September 30, 2012. The increase was primarily attributable to the acquisition of Litle and an increase in information technology infrastructure in support of growth initiatives. Also contributing to the increase was a $1.7 million increase in acquisition and integration costs.

Other operating costs increased 24% to $148.2 million for the nine months ended September 30, 2013 from $119.8 million for the nine months ended September 30, 2012. The increase was primarily attributable to the acquisition of Litle and an increase in information technology infrastructure and personnel costs in support of growth initiatives. Also contributing to the increase was a $3.9 million increase in acquisition and integration costs.

General and Administrative

General and administrative expenses decreased 4% to $27.5 million for the three months ended September 30, 2013 from $28.6 million for the three months ended September 30, 2012. The decrease was primarily attributable to a decrease in share-based compensation of $2.0 million, partially offset by an increase due to our recent acquisitions.

General and administrative expenses increased 2% to $88.5 million for the nine months ended September 30, 2013 from $86.4 million for the nine months ended September 30, 2012. The increase was primarily attributable to our recent acquisitions and an increase in other administrative expenses, partially offset by a decrease in share-based compensation of $5.5 million.

Depreciation and Amortization

Depreciation and amortization expense increased 20% to $48.6 million for the three months ended September 30, 2013 from $40.6 million for the three months ended September 30, 2012. The increase was due primarily to an increase in capital expenditures largely related to our information technology infrastructure in support of growth initiatives, as well as depreciation and amortization expense related to assets acquired in connection with our recent acquisitions, primarily consisting of amortization of customer relationship intangible assets.

Depreciation and amortization expense increased 14% to $136.4 million for the nine months ended September 30, 2013 from $119.2 million for the nine months ended September 30, 2012. The increase was due primarily to an increase in capital expenditures largely related to our information technology infrastructure in support of growth initiatives, as well as depreciation and amortization expense related to assets acquired in connection with our recent acquisitions, primarily consisting of amortization of customer relationship intangible assets.

Income from Operations

Income from operations increased 13% to $90.2 million for the three months ended September 30, 2013 from $79.6 million for the three months ended September 30, 2012.

Income from operations increased 21% to $259.0 million for the nine months ended September 30, 2013 from $213.5 million for the nine months ended September 30, 2012.

Interest Expense—Net

Interest expense—net was $10.7 million for the three months ended September 30, 2013, reflecting a slight increase compared to $10.1 million for the three months ended September 30, 2012. Interest expense-net decreased 32% to $30.3 million for the nine months ended September 30, 2013 from $44.7 million for the nine months ended September 30, 2012. Interest expense—net for the three and nine months ended September 30, 2013 reflects our May 2013 debt refinancing, which resulted in an increase in the amount of debt by approximately $650 million, the impact of which was substantially offset by the reduction in applicable interest rates.

Non-Operating Expenses

Non-operating expenses were $20.0 million for the nine months ended September 30, 2013, which consisted of charges related to the refinancing of our senior secured credit facilities in May 2013.

Non-operating expenses were $92.7 million for the nine months ended September 30, 2012 and consisted of $86.7 million in charges related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing as well as a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.

Income Tax Expense

Income tax expense for the three months ended September 30, 2013 was $24.9 million compared to $20.9 million for the three months ended September 30, 2012, reflecting effective rates of 31.3% and 30.1%. Income tax expense for the nine months ended September 30, 2013 was $63.7 million compared to $22.8 million for the nine months ended September 30, 2012, reflecting effective tax rates of 30.5% and 30.0%, respectively.  Our effective tax rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. Further, as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 38.5%.

As a result of the acquisition of Litle, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the nine months ended September 30, 2013, these benefits were approximately $7.7 million. This benefit does not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

In connection with our IPO, we entered into four TRAs with our pre-IPO investors. The TRAs obligate us to make payments to such investors equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We will retain the remaining 15% of cash savings. During the nine months ended September 30, 2013, the cash savings retained by us were approximately $5.8 million. The TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above. As we purchase units of Vantiv Holding from Fifth Third or as Fifth Third exchanges units of Vantiv Holding for cash or shares of Vantiv, Inc. Class A common stock in the future, we expect the associated cash savings to increase as a result of additional tax basis increases.

As discussed above, on October 23, 2013, we entered into tax receivable termination agreements with Advent and JPDN to terminate the obligations owed to them under the TRAs established at the time of our initial public offering. Under the terms of the tax receivable termination agreements, we paid approximately $112 million to Advent and $0.5 million to JPDN to settle approximately $254 million of obligations under the TRAs, the difference of which will be recorded as an addition to paid-in capital. As a result of the termination agreements, the TRAs with Advent and JPDN were terminated and we have no further obligations to Advent or JPDN under the TRAs.  We remain obligated to pay amounts due to Fifth Third Bank under the TRA with all pre-IPO investors and the TRA with Fifth Third Bank.  Further, as a result, beginning in the fourth quarter we will reflect the retention of the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs in pro forma adjusted net income.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments, Merchant Services and Financial Institution Services, for the three months and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$413,360	$354,120	$59,240	17%
Network fees and other costs	203,642	177,084	26,558	15
Net revenue	209,718	177,036	32,682	18
Sales and marketing	72,534	63,046	9,488	15
Segment profit	$137,184	$113,990	$23,194	20%
Non-financial data:
Transactions (in millions)	3,345	3,047		10%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Merchant Services
Revenue	$1,197,497	$1,028,926	$168,571	16%
Network fees and other costs	585,364	517,499	67,865	13
Net revenue	612,133	511,427	100,706	20
Sales and marketing	213,034	193,394	19,640	10
Segment profit	$399,099	$318,033	$81,066	25%
Non-financial data:
Transactions (in millions)	9,741	8,613		13%

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$118,987	$112,616	$6,371	6%
Network fees and other costs	34,499	31,155	3,344	11
Net revenue	84,488	81,461	3,027	4
Sales and marketing	7,017	6,267	750	12
Segment profit	$77,471	$75,194	$2,277	3%
Non-financial data:
Transactions (in millions)	921	881		5%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Revenue	$352,225	$340,221	$12,004	4%
Network fees and other costs	100,344	100,192	152	—
Net revenue	251,881	240,029	11,852	5
Sales and marketing	18,929	19,208	(279)	(1)
Segment profit	$232,952	$220,821	$12,131	5%
Non-financial data:
Transactions (in millions)	2,694	2,578		4%

Net Revenue

Merchant Services

Net revenue in this segment increased 18% to $209.7 million for the three months ended September 30, 2013 from $177.0 million for the three months ended September 30, 2012. The increase was due primarily to transaction growth of 10% and expansion in net revenue per transaction, including the impact of the acquisition of Litle, and debit routing benefits. The increase in net revenue per transaction was due primarily to beneficial changes in our customer mix, including increased net revenue from our ecommerce and technology partner channels.

Net Revenue in this segment increased 20% to $612.1 million for the nine months ended September 30, 2013 from $511.4 million for the nine months ended September 30, 2012. The increase was due primarily to transaction growth of 13%, including the impact of the acquisition of Litle, and debit routing benefits. The increase in net revenue per transaction was due primarily to beneficial changes in our customer mix, including increased ecommerce net revenue.

Financial Institution Services

Net revenue in this segment increased 4% to $84.5 million for the three months ended September 30, 2013 from $81.5 million for the three months ended September 30, 2012 as transactions grew 5% over the prior year period. The increase in transactions was partially offset by a decrease in net revenue per transaction, which was driven by a shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Net revenue in this segment increased 5% to $251.9 million for the nine months ended September 30, 2013 from $240.0 million for the nine months ended September 30, 2012. The increase was due primarily to higher value added services revenue and an increase in transactions. In addition, network fees and other costs were reduced due to network incentives and a reduction of third party processing fees as we transitioned clients to our single processing platform.

Sales and Marketing

Merchant Services

Sales and marketing expense increased 15% to $72.5 million for the three months ended September 30, 2013 from $63.0 million for the three months ended September 30, 2012 and increased 10% to $213.0 million for the nine months ended September 30, 2013 from $193.4 million for the nine months ended September 30, 2012. The increase was primarily attributable to our recent acquisitions and higher sales and marketing personnel and related costs.

Financial Institution Services

Sales and marketing expense increased 12% to $7.0 million for the three months ended September 30, 2013 from $6.3 million for the three months ended September 30, 2012.

Sales and marketing expense decreased slightly to $18.9 million for the nine months ended September 30, 2013 from $19.2 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. However, because payments under the TRAs are determined based on the realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus having a minimal effect on our liquidity and capital resources. As of September 30, 2013, our principal sources of liquidity consisted of $304.3 million of cash and cash equivalents and $250.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $1.9 billion as of September 30, 2013.

On October 22, 2013, our board of directors approved a program to repurchase up to $137 million of our Class A common stock. Purchases under the repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined by management based on an evaluation of market conditions, stock price, and other factors. No share repurchases have been transacted under this program as of the date of this filing. There is no guarantee as to the exact number or amount of shares that will be repurchased, and we may discontinue purchases at any time that management determines additional purchases are not warranted.

On October 23, 2013, we entered into substantially identical tax receivable termination agreements with Advent and JPDN to terminate the obligations owed to them under the TRAs established at the time of our initial public offering. Under the terms of the tax receivable termination agreements, we paid approximately $112 million to Advent and $0.5 million to JPDN to settle approximately $254 million of obligations under the TRAs, the difference of which will be recorded as an addition to paid-in capital. As a result of the termination agreements, the TRAs with Advent and JPDN were terminated and we have no further obligations to Advent or JPDN under the TRAs.  We remain obligated to pay amounts due to Fifth Third Bank under the TRA with all pre-IPO investors and the TRA with Fifth Third Bank. Advent is a stockholder and JPDN is an affiliate of our president and chief executive officer. A special committee of our board of directors comprised of independent, disinterested directors authorized the tax receivable termination agreements. See Note 4 of Part 1, Item 1 for additional information about the TRAs.

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

Our principal needs for liquidity have been, and for the foreseeable future will continue to be, debt service, capital expenditures, working capital, acquisitions, payments related to our TRAs and share repurchases. Additionally, our strategy includes expansion into high growth segments and verticals, entry into new geographic markets and development of additional payment processing services. We anticipate that the execution of these components of our strategy will not require a significant amount of resources and will be funded primarily through cash provided by operations.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$341,763	$246,900
Net cash used in investing activities	(212,353)	(48,775)
Net cash provided by (used in) financing activities	107,791	(187,917)

Cash Flow from Operating Activities

Net cash provided by operating activities was $341.8 million for the nine months ended September 30, 2013 as compared to $246.9 million for the nine months ended September 30, 2012.  The increase is due primarily to an increase in net income and changes in net settlement assets and obligations. Net settlement assets and obligations represent settlement funds received by us and not yet remitted to our clients for the settlement of transactions we processed. Net settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $212.4 million for the nine months ended September 30, 2013 as compared to $48.8 million for the nine months ended September 30, 2012. The increase was primarily due to the acquisition of Element and an increase in capital expenditures during the nine months ended September 30, 2013.

Cash Flow from Financing Activities

During the nine months ended September 30, 2013 net cash provided by financing activities consisted primarily of proceeds from the May 2013 debt refinancing, partially offset by the repayment of existing debt, related debt issuance cost, and the repurchase of Class A common stock, the net impact of which was an inflow of $142.8 million. We also made tax distributions of $29.0 million to our non-controlling interest holders.

During the nine months ended September 30, 2012, net cash used in financing activities consisted primarily of the repayment of debt obligations in connection with the March 2012 debt refinancing, cash distributions related to our IPO, and tax distributions to non-controlling interests. These items were partially offset by the proceeds received from the debt refinancing and our IPO.

Credit Facilities

As of September 30, 2013, our debt consisted of the following:

September 30, 2013
(in thousands)
$1,850.0 million term A loan, maturing on May 15, 2018, and bearing interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 1.93% at September 30, 2013) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	$1,826,874
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest at a fixed rate of 6.22%	10,131
Less: Current portion of note payable and current portion of note payable to related party	(92,500)
Less: Original issue discount	(2,781)
Total Long-Term Debt	$1,741,724

As of September 30, 2013, Fifth Third held $348.0 million of the term A loan.

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

As of September 30, 2013, we were in compliance with these covenants with a leverage ratio of 3.20 to 1.00 and an interest coverage ratio of 16.71 to 1.00.

Interest Rate Swaps

As of September 30, 2013, we had sixteen outstanding interest rate swaps with a combined notional balance of $1.35 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017 that were designated as cash flow hedges of interest rate risk.

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

Tax Receivable Agreements

In connection with the secondary offerings in May 2013 and August 2013, Fifth Third exchanged Class B units of Vantiv Holding for shares of Vantiv, Inc. Class A common stock. As a result of the increase in tax basis generated by the exchange, we recorded a liability under the TRA of $328.9 million. Including this liability, there are no payment obligations due during the remainder of 2013. Payment obligations subsequent to 2013 are $76.9 million during 2014 and 2015, $104.7 million during 2016 and 2017 and $632.0 million thereafter.

Borrowings

As a result of our debt refinancing in May 2013 as discussed above, total principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters facility are as follows: $32.3 million during the remainder of 2013, $276.8 million during 2014 and 2015, $359.7 million during 2016 and 2017 and $1,317.7 million thereafter. Variable interest payments were calculated using interest rates as of September 30, 2013.

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

During the nine months ended September 30, 2013, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2012. Our critical accounting estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 20, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

As of September 30, 2013, we had sixteen outstanding interest rate swaps with a combined notional balance of $1.35 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017. As of September 30, 2013, we had $477 million of variable rate debt not subject to a fixed rate swap.

Based on the amount outstanding under our senior secured credit facilities at September 30, 2013, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps, would cause an increase or decrease in interest expense of $4.8 million on an annual basis.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	16,657	$27.07	—	—
August 1, 2013 to August 31, 2013	—	$—	—	—
September 1, 2013 to September 30, 2013	42,162	$27.35	—	—

(1)        Includes delivery of shares of Class A common stock to us on vesting of restricted shares to satisfy employee tax withholding obligation.

Item 5. Other Information

On October 22, 2013, the Company's board of directors approved a program to repurchase up to $137 million of the Company's Class A common stock. Purchases under the repurchase program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases will be determined by management based on an evaluation of market conditions, stock price, and other factors. No share repurchases have been transacted under this program as of the date of this filing. There is no guarantee as to the exact number or amount of shares that will be repurchased, and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

On October 23, 2013, the Company entered into substantially identical tax receivable termination agreements with Advent and JPDN to terminate the obligations owed to them under the tax receivable agreements (TRAs) established at the time of the Company’s initial public offering. Under the terms of the tax receivable termination agreements, the Company paid approximately $112 million to Advent and $0.5 million to JPDN to settle approximately $254 million of obligations under the TRAs, the difference of which will be recorded as an addition to paid-in capital. As a result of the termination agreements, the TRAs with Advent and JPDN were terminated and the Company has no further obligations to Advent or JPDN under the TRAs.  The Company remains obligated to pay amounts due to Fifth Third Bank under the TRA with all pre-IPO investors and the TRA with Fifth Third Bank. Advent is a stockholder of the Company and JPDN is an affiliate of the Company’s president and chief executive officer. A special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the tax receivable termination agreements. See Note 4 of Part I, Item 1 for additional information about the TRAs.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTIV, INC.

October 24, 2013	By:	/s/ Mark L. Heimbouch
Mark. L. Heimbouch
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Tax Receivable Termination Agreement, dated October 23, 2013, by and among Vantiv, Inc., the Advent Stockholders party thereto and Advent International Corporation

10.2	Tax Receivable Termination Agreement, dated October 23, 2013, by and between Vantiv, Inc. and JPDN Enterprises, LLC

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files