Form 10-K
period 2013-12-31
Vantiv, Inc.
filed 2014-02-14
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35462

Vantiv, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4532998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8500 Governor’s Hill Drive
Symmes Township, OH 45249
(Address of principal executive offices)
Registrant's telephone number, including area code: (513) 900-5250

Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value	New York Stock Exchange
Securities registered pursuant to 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2.4 billion.
As of December 31, 2013, there were 141,758,681 shares of the registrant’s Class A common stock outstanding and 48,822,826 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2013.

VANTIV, INC.
FORM 10-K

For the Fiscal Year Ended December 31, 2013

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "continue," "could," "should," "can have," "likely," or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factors" section of this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1. Business

Vantiv, Inc., a Delaware corporation, is a holding company that conducts its operations through its majority-owned subsidiary, Vantiv Holding, LLC ("Vantiv Holding"). Vantiv, Inc., Vantiv Holding and their subsidiaries are referred to collectively as the "Company," "Vantiv," "we," "us" or "our," unless the context requires otherwise.

Business Description

Vantiv is a leading, integrated payment processor differentiated by a single, proprietary technology platform. According to the Nilson Report, we are the third largest merchant acquirer and the largest PIN debit acquirer by transaction volume in the United States. We efficiently provide a suite of comprehensive services to merchants and financial institutions of all sizes. Our technology platform offers our clients a single point of service that is easy to connect to and use in order to access a broad range of payment services and solutions. Our integrated business and single platform also enable us to innovate, develop and deploy new services and provide us with significant economies of scale. Our varied and broad distribution provides us with diverse client base and referral partner relationships. We believe this combination of attributes provides us with competitive advantages and has enabled us to generate strong growth and profitability.

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

We offer a broad suite of payment processing services that enable our clients to meet their payment processing needs through a single provider. We enable merchants of all sizes to accept and process credit, debit and prepaid payments and provide them supporting services, such as information solutions, interchange management and fraud management, as well as vertical-specific solutions in sectors such as grocery, pharmacy, retail and restaurants/quick service restaurants or QSRs. We also provide mission critical payment services to financial institutions, such as card issuer processing, payment network processing, fraud protection, card production, prepaid program management, ATM driving and network gateway and switching services that utilize our proprietary Jeanie PIN debit payment network.

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

We distribute our services through diversified distribution channels using a unified sales approach that enables us to efficiently and effectively target merchants and financial institutions of all sizes. These channels include a national sales force that targets financial institutions and national merchants, regional and mid-market sales teams that sell solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. In addition, we have relationships with a broad range of referral partners, such as merchant banks; technology partners, which include independent software vendors, or ISVs, value-added resellers, or VARs and payment facilitators; independent sales organizations, or ISOs, and trade associations that target a broad range of merchants, including difficult to reach small and mid-sized merchants. We also have relationships with third-party resellers and core processors that target financial institutions.

We have a broad and diversified merchant and financial institution client base. Our merchant client base includes over 400,000 merchant locations, has low client concentration and is heavily weighted in non-discretionary everyday spend categories, such as grocery and pharmacy, and includes large national retailers, including eight of the top 25 national retailers by revenue in 2012. Our financial institution client base is also well diversified and includes approximately 1,400 financial institutions.

Our History and Separation from Fifth Third Bank

We have a 40 year history of providing payment processing services. We operated as a business unit of Fifth Third Bank until June 2009 when certain funds managed by Advent International Corporation, or Advent, acquired a majority interest in Fifth Third Bank's payment processing business unit with the goal of creating a separate stand-alone company. Since the separation, we established our own organization, headquarters, brand, growth strategy and completed our initial public offering in March 2012. As a stand-alone company, we have made substantial investments to enhance our single, proprietary technology platform, recruit additional executives with significant payment processing and operating experience, expand our sales force, reorganize our business to better align it with our market opportunities and broaden our geographic footprint beyond the markets traditionally served by Fifth Third Bank. In addition, since the separation, we have made five strategic acquisitions. We acquired NPC Group, Inc., or NPC, to substantially enhance our access to small to mid-sized merchants, Town North Bank, N.A., or TNB, to broaden our market position with credit unions, and Springbok Services, Inc., or Springbok, to expand our prepaid processing capabilities. In November 2012, we acquired Litle & Co., LLC, or Litle, to increase the Company's capabilities in the ecommerce business, expand its customer base of online merchants, and allow the delivery of Litle's innovative ecommerce solutions to our merchant and financial institution clients. In July 2013, we acquired Element Payment Services, Inc., or Element, which provides us strategic capabilities to partner with ISVs and to increase our presence in the integrated payments market.

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

According to The Nilson Report, personal consumption expenditures in the United States using cards and other electronic payments reached $5.7 trillion in 2012 and are projected to reach $8.6 trillion in 2017, representing a compound annual growth rate of approximately 8.5% during that period. This growth will be driven by the shift from cash and checks towards card-based and other electronic payments due to their greater convenience, security, enhanced services and rewards and loyalty features. We believe changing demographics and emerging trends, such as the adoption of new technologies and business models, including ecommerce, mobile commerce and prepaid services, will also continue to drive growth in electronic payments.

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

The payment processing value chain encompasses three key types of processing:

•
Merchant Acquiring Processing. Merchant acquiring processors sell electronic payment acceptance, processing and supporting services to merchants and third-party resellers. These processors route transactions originated at the point of sale at a merchant location or on a website to the appropriate payment networks for authorization, known as "front-end" processing, and then ensure that each transaction is appropriately cleared and settled into the merchant's bank account, known as "back-end" processing. Many of these processors also provide specialized reporting, back office support, risk management and other value-added services to merchants. Merchant acquirers charge merchants based on a percentage of the value of each transaction or per transaction. Merchant acquirers pay the payment network processors a routing fee per transaction and pass through interchange fees to the issuing financial institution.

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

Many payment processors specialize in providing services in discrete areas of the payment processing value chain, which can result in merchants and financial institutions using payment processing services from multiple providers. A limited number of payment processors have capabilities or offer services in multiple parts of the payment processing value chain. Many processors that provide solutions targeting more than one part of the payment processing value chain utilize multiple, disparate technology platforms requiring their clients to access payment processing services through multiple points of contact. In contrast, we provide solutions across the payment processing value chain primarily utilizing a single integrated technology platform that enables clients to easily access a broad range of payment processing services through a single point of service.

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

•
Ease of Connection and Delivery. Both our merchant and financial institution clients can easily connect to and interact with our technology platform, which facilitates our ability to deliver services to our clients. In addition, we provide our technology partners the ability to connect and access and manage our services, which facilitates the delivery of our solutions to their customers. Our platform allows all of our clients to seamlessly add new services.

•
Ability to Innovate. Our technology platform enhances our ability to identify and develop new services. For example, our platform allows us to identify client needs and inefficiencies in payment processing and then to quickly develop and bring solutions to those problems to market. Our technology platform also enables the development of new services for clients spanning the payment processing value chain, including in high growth segments and verticals, such as ecommerce, gaming, mobile, prepaid and information solutions.

•
Value-added Information Solutions. Our technology platform allows us to collect, manage and analyze data across our Merchant and Financial Institution Services segments. We provide reporting and management tools to all of our clients through Vantiv Direct, our proprietary on-line interactive system for reporting, reconciliation, interfacing and exception processing. We provide data, reports and analytical tools to our financial institution clients to assist with card account, customer relationship, marketing program and fraud management. As the payment processing industry evolves and our clients require more data to serve their customers, we plan to use our single technology platform to provide information solutions and other data-rich services, such as marketing incentives, offers and loyalty programs to our clients.

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

Financial Highlights

Revenue for the year ended December 31, 2013, increased 13% to $2,108.1 million from $1,863.2 million in 2012. Income from operations for the year ended December 31, 2013, increased 16% to $352.8 million from $304.9 million in 2012. Net income for the year ended December 31, 2013, increased 88% to $208.1 million from $110.8 million in 2012. Net income attributable to Vantiv, Inc. for the year ended December 31, 2013, increased 132% to $133.6 million from $57.6 million in 2012.

The following tables provide a summary of the results for our two segments, Merchant Services and Financial Institution Services, for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Merchant Services
Total revenue	$1,639,157	$1,409,158	$1,185,253
Network fees and other costs	801,463	709,341	620,852
Net revenue	837,694	699,817	564,401
Sales and marketing	286,200	255,887	211,062
Segment profit	$551,494	$443,930	$353,339
Non-financial data:
Transactions (in millions)	13,333	11,912	9,591

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Financial Institution Services
Total revenue	$468,920	$454,081	$437,168
Network fees and other costs	133,978	131,256	135,883
Net revenue	334,942	322,825	301,285
Sales and marketing	25,844	24,757	24,046
Segment profit	$309,098	$298,068	$277,239
Non-financial data:
Transactions (in millions)	3,613	3,450	3,344

Refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details.

Merchant Services

Clients

According to The Nilson Report, we are the third largest merchant acquirer and the largest PIN debit acquirer by transaction volume in the United States, serving a diverse set of merchants across a variety of end-markets, sizes and geographies. We authorize, clear, settle and provide reporting for electronic payment transactions for our merchant services clients. For the year ended December 31, 2013, we processed sales volume of approximately $611 billion.

Our client base includes over 400,000 merchant locations, with a concentration in non-discretionary everyday spend categories where spending has been more resilient during economic downturns, such as grocery and pharmacy. We serve clients large and small, off-line and on-line, across many industries, including grocery, pharmacy, retail, and others. Our long-term client relationships, low client concentration and everyday spend merchant services clients make us less sensitive to changing economic conditions in the industries and regions in which our clients operate.

We have long-term relationships with many large national retailers, including eight of the top 25 by revenue in 2012. Due to the large transaction volume that they generate, these merchants provide us with significant operating scale efficiencies and recurring revenues. Smaller merchants are more difficult to reach on an individual basis, but generally generate higher per transaction fees. Our acquisition of NPC in 2010 has expanded our small to mid-sized merchant client base.

We plan to grow our client base over the course of the next few years, depending on market conditions, primarily by broadening and deepening our distribution channels and expanding into high growth segments and verticals. We have developed relationships with a broad range of referral partners, such as merchant banks; technology partners, which include ISVs, VARs and payment facilitators; ISOs and trade associations that target a broad range of merchants, including difficult to reach small and mid-sized merchants. While we will continue to serve virtually all major merchant categories, we are increasing our focus on several high growth segments and verticals, including business-to-business, ecommerce, healthcare, gaming, government and education. We intend to focus on these high growth segments and verticals by continuing to enhance our offering of services, establishing relationships with technology partners and tailoring our sales approach for each vertical on a region-by-region basis.

Services

We provide a comprehensive suite of payment processing services to merchants across the United States. We authorize, clear, settle and provide reporting for electronic payment transactions for our merchant services clients, as discussed below.

Integrated Acquiring and Processing. We provide merchants with a full range of credit, debit and prepaid payment processing services. We give them the ability to accept and process Visa, MasterCard, American Express, Discover and PIN debit network card transactions originated both at the point of sale and for on-line transactions. This service includes all aspects of card processing, including authorization and settlement, customer service, chargeback and retrieval processing and interchange management. We take a consultative approach to providing these services and help our merchants minimize their interchange costs and integrate their settlement systems. We offer merchants the ability to customize routing preferences that help them minimize costs. We utilize a single message format for both credit and debit transactions, which simplifies the storage and processing of data and reduces costs for merchants. We also store data for settlement for all PIN debit transactions, which simplifies the settlement process for merchants and provides the flexibility to route transactions through a merchant's desired network, allowing for lower transaction costs.

Value-added Services. We offer value-added services that help our clients operate and manage their businesses, generating additional revenue from their customers and enhancing our client retention. For example, we offer merchants mobile acceptance, prepaid services and gift card solutions, enabling them to retain a greater share of their customers' transaction volume while building a more loyal customer base. We also provide security solutions such as point-to-point encryption and tokenization both at the point of sale and for on-line transactions that help to protect our merchant services clients and their customers and minimize their losses. Our on-line data and reports provide merchants with detailed transaction information that allows them to perform customer analytics to better understand their business.

Financial Institution Services

Clients

We serve a diverse set of financial institutions, including regional banks, community banks, credit unions and regional PIN debit networks. We focus on small to mid-sized institutions with less than $15 billion in assets. Smaller financial institutions, including many of our clients, generally do not have the scale or infrastructure typical of large institutions and are more likely to outsource their payment processing needs. We provide a turnkey solution to such institutions to enable them to offer payment processing solutions. In 2013, we processed approximately 3.6 billion transactions for approximately 1,400 financial institutions.

Services

We provide integrated card issuer processing, payment network processing and value-added services to financial institutions. Our services include a comprehensive suite of transaction processing capabilities, including fraud protection, card production, prepaid cards, ATM driving, portfolio optimization, data analytics and card program marketing and allow financial institutions to offer electronic payments solutions to their customers on a secure and reliable technology platform at a competitive cost. We provide these services using a consultative approach that helps our financial institution clients enhance their payments-related businesses. These services are discussed further below.

Integrated Card Issuer and Processing. We process and service credit, debit, ATM and prepaid transactions. We process and provide statement production, collections and inbound/outbound call centers for credit transactions. Our card processing solution includes processing and other services such as card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services. We also offer processing for specialized types of debit cards, such as business cards, home equity lines of credit and health savings accounts. We provide authorization support in the form of online or batch settlement, as well as real-time transaction research capability and archiving and daily and monthly cardholder reports for statistical analysis. Our call center handles inbound and outbound calls and billing issues for customers of our financial institution clients.

Value-added Services. We provide additional services to our financial institution clients that complement our issuing and processing services. We offer ATM support and software protocols, as well as foreign currency dispensing, mini statements, ATM cardholder preferences, image capture, electronic journal upload and software distribution. We also provide fraud detection services for credit, signature and PIN transactions and cardholder alerts that help to minimize fraud losses for our clients and their customers. Our prepaid card solutions include incentive, rebate and reward programs, general purpose reloadable cards and gift cards. Our prepaid card solutions allow our clients to offer prepaid cards to their customers and generate additional revenue. We offer a service known as Vantiv Direct, which is a proprietary on-line interactive system for reporting, reconciliation, interfacing and exception processing. We also provide other services, including ATM enhancement, card production and activation and surcharging services. As part of our consultative approach, we provide value-added services such as information solutions, campaign development and delivery, rewards and loyalty programs, and prewards or merchant funded loyalty programs, that help our clients to enhance revenue and profitability. We also provide network gateway and switching services that utilize our Jeanie PIN network.

Our Jeanie network offers real-time electronic payment, network bill payment, single point settlement, shared deposit taking and customer select PINs. Our Jeanie network includes over 6,800 ATMs, 20 million active cardholders and 650 member financial institution clients.

Merchant Services for Financial Institutions. In partnership with our financial institution clients, we offer our financial institutions a full suite of merchant services they can make available to their merchant customers. Depending on the need of the financial institution, we offer a referral option as well as a full white-label option. The referral option allows the financial institution to simply refer their small businesses and merchant services customers to us, and we contract and provide services to the merchant while providing the financial institution referral revenue. Our white-label option allows the financial institution to provide their small business and merchant customers a fully branded merchant services offering that we manage.

Sales and Marketing

We distribute our services through diversified distribution channels using a unified sales approach that enables us to efficiently and effectively target merchants and financial institutions of all sizes. We believe our sales structure provides us with broad geographic coverage and access to various industries and verticals.

Our Merchant Services sales force is comprised of a team that targets large national merchants, a regional and mid-market sales team that sells solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. Our regional sales teams in our Merchant Services business are responsible for our referral channel, including referrals from Fifth Third Bank and other banks. Our Financial Institution Services sales force focuses on small to mid-sized institutions with less than $15 billion in assets because smaller financial institutions typically do not have similar scale, breadth of services or infrastructure as large banks to process payment transactions as efficiently as large banks and are more likely to outsource their payment processing needs. In addition to generating new sales, we have in-house sales personnel who are responsible for managing key relationships, promoting client retention and generating cross-selling opportunities for both our merchant and financial institution clients. Our sales teams are paid a combination of base salary and commission. As of December 31, 2013, we had over 800 full-time employees participating in sales and marketing, including sales support personnel.

In addition, we have relationships with a broad range of referral partners, such as merchant banks; technology partners, which include ISVs, VARs and payment facilitators; ISOs and trade associations that target a broad range of merchants, including difficult to reach small and mid-sized merchants. Our merchant bank referral program, which consisted of over 1,500 branch locations as of December 31, 2013, enables us to be the preferred processor for those banks, and the banks receive a referral fee. Through our relationships with technology partners, we seek to expand our presence in high growth segments and verticals, such as business-to-business, ecommerce, healthcare, gaming, government and education.

Commissions paid to our sales force are based upon a percentage of revenue from new business and cross-selling to existing clients. Residual payments to our referral partners, including merchant banks, technology partners, ISOs and trade associations are based upon a percentage of revenues earned from referred business. For the year ended December 31, 2013, combined sales force commissions and residual payments represent approximately 67% of total sales and marketing expenses, or $210.2 million.

We also utilize a diverse group of referral partners in our Financial Institution Services segment. This distribution channel utilizes multiple distribution strategies and leverages relationships with reseller partners and arrangements with core processors that sell our solutions to small and mid-sized financial institutions. We offer certain of our services on a white-label basis which enables them to be marketed under our client's brand. We select resellers that enhance our distribution channels and augment our services with complementary offerings. Our relationships with core processors are necessary for developing the processing environments required by our financial institution clients. Many of our core processing relationships are non-contractual and continue for so long as an interface between us and the core processor is needed to accommodate one or more common financial institution customers. As of December 31, 2013, we had relationships with approximately 60 core processing companies and 140 core processing platforms.

Competition

Merchant Services

Our Merchant Services segment competitors include Bank of America Merchant Services, Chase Paymentech Solutions, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Global Payments, Inc., Heartland Payment Systems, Inc., Total System Services, Inc. and WorldPay US, Inc.

The most significant competitive factors in this segment are price, breadth of features and functionality, data security, system performance and reliability, scalability, service capability and brand. Our Merchant Services segment has been and is expected to continue to be impacted by large merchant and large bank consolidation, as larger clients may demand lower fees, card association business model expansion and the expansion of new payment methods and devices. In addition, Advent, through one of its private equity investments, owns an equity interest in WorldPay US, Inc., which may result in their being provided with business opportunities through their relationship with Advent instead of us.

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

The most significant competitive factors in this segment are price, system performance and reliability, breadth of services and functionality, data security, scalability, flexibility of infrastructure and servicing capability. Our Financial Institution Services segment has been and could continue to be impacted by financial institution consolidation, which in addition to the above, provides more opportunities for clients to bring all or a portion of the services we provide in-house or allows our competitors the opportunity to gain business if our clients consolidate with a financial institution served by a competitor of ours.

Our Competitive Strengths

We believe we have attributes that differentiate us from our competitors and have enabled us to become a leading payment processor in the United States. Our key competitive strengths include:

Single, Proprietary Technology Platform

Our single, proprietary technology platform provides our merchant and financial institution clients with differentiated payment processing solutions and provides us with significant strategic and operational benefits. Our clients access our processing solutions primarily through a single point of service, which is easy to use and enables our clients to acquire additional services as their business needs evolve. Small and mid-sized merchants are able to easily connect to our technology platform using our application process interfaces, or APIs, software development kits, or SDKs, and other tools we make available to technology partners, which we believe enhances our capacity to sell to such merchants. Our platform allows us to collect, manage and analyze data across both our Merchant Services and our Financial Institution Services segments that we can then package into information solutions for our clients. It also provides insight into market trends and opportunities as they emerge, which enhances our ability to innovate and develop new value-added services. Our single platform allows us to more easily deploy new solutions that span the payment processing value chain, such as ecommerce, mobile and prepaid, which are high growth market opportunities. Our single scalable platform also enables us to efficiently manage, update and maintain our technology, increase capacity and speed, and realize significant operating leverage. We believe our single, proprietary technology platform is a key differentiator from payment processors that operate on multiple technology platforms and provides us with a significant competitive advantage.

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

Comprehensive Suite of Services

We offer a broad suite of payment processing services that enable our merchant and financial institution clients to address their payment processing needs through a single provider. Our solutions include traditional processing services as well as a range of innovative value-added services. We provide small and mid-sized clients with the comprehensive solutions originally developed for our large clients that we have adapted to meet the specific needs of our small and mid-sized clients. We have also developed industry specific merchant solutions with features and functionality to meet the specific requirements of various industry verticals, including grocery, pharmacy, restaurant and retail. We offer our financial institutions a broad range of card issuing, processing and information solutions. As financial institutions seek to generate additional revenue, for example, we offer our full suite of merchant acquiring solutions to banks and credit unions on a referral basis or as a customized white-label service marketed under our client's brand. In addition, our broad range of services provides us with numerous opportunities to generate additional revenues by cross-selling solutions to our existing clients.

Diverse Distribution Channels

We distribute our services through diversified distribution channels using a unified sales approach that enables us to efficiently and effectively target merchants and financial institutions of all sizes. These channels include a national sales force that targets financial institutions and national merchants, regional and mid-market sales teams that sell solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. In addition, we have relationships with a broad range of referral partners, such as merchant banks; technology partners, including ISVs, VARs and payment facilitators; ISOs and trade associations that target a broad range of merchants, including difficult to reach small and mid-sized merchants. We also have relationships with third-party resellers and core processors that target financial institutions. Through our diversified distribution channels, we have developed a broad client base, which has resulted in low client concentration, consisting of over 400,000 merchant locations and approximately 1,400 financial institutions.

Strong Execution Capabilities

Our management team has significant experience in the payment processing industry and has demonstrated strong execution capabilities. Since we created a stand-alone company in 2009, we have invested substantial resources to enhance our technology platform, deepened our management organization, expanded our sales force to align it with our market opportunities, completed strategic acquisitions to expand our product offerings and distribution channels, introduced several new services, launched the Vantiv brand and built out and moved into our new corporate headquarters. We executed all of these projects while delivering substantial revenue growth and strong profitability.

Our Strategy
We plan to grow our business over the course of the next few years, depending on market conditions, by continuing to execute on the following key strategies:

Increase Small to Mid-Sized Client Base

We are focused on increasing our small to mid-sized client base to capitalize on the growth and margin opportunities provided by smaller merchants and financial institutions. Our small and mid-sized merchants and financial institutions are generally more profitable on a per transaction basis. In addition, smaller banks and credit unions generally do not have the scale or the internal technology infrastructure to manage and process their own card programs and consequently, outsource all or a significant portion of their payment processing requirements. We plan to continue to identify and reach these small to mid-sized merchants and financial institutions through our direct sales force, referral partners, third-party resellers and core processors.

Develop New Services

By leveraging our single technology platform, industry knowledge and client relationships across the payment processing value chain, we seek to develop additional payment processing services that address evolving client demands and provide additional cross-selling opportunities. For example, this includes significant investment in emerging technologies such as mobile and further investment into the ecommerce space. In addition, we seek to expand our fraud management services to financial institutions and have developed a program that allows our clients to outsource this function to us. In the future, we intend to enhance our information solutions by analyzing data we capture across our platform and provide our clients with new opportunities to generate incremental revenue.

Expand Into High Growth Segments and Verticals

We believe there is a substantial opportunity for us to expand further into high growth payment segments, such as ecommerce, demonstrated by the acquisition of Litle, mobile and information solutions, prepaid and attractive industry verticals, such as business-to-business, ecommerce, healthcare, gaming, government and education. To facilitate this expansion and capture market share within these high growth segments and verticals, we intend to further develop our technology capabilities to handle specific processing requirements for these segments and verticals, add new services that address their needs and broaden and deepen our distribution channels to reach these potential clients, including through the addition of new referral partners, such as technology partners. We believe that introducing new, complementary solutions that differentiate and enhance the value of our existing services can accelerate our expansion into these segments and verticals. Further, we will seek to penetrate these markets by leveraging our existing distribution channels and entering into new arrangements with complementary referral partners.

Broaden and Deepen Our Distribution Channels

We intend to continue to broaden and deepen our distribution channels to reach potential clients and sell new services to our existing clients. We plan to grow our sales force, including telesales, and add new referral partners, such as merchant banks; technology partners, as demonstrated through our acquisition of Element, which include ISVs, VARs and payment facilitators; ISOs; trade associations; third-party resellers and core processors. By enhancing our referral network and relationships with our partners, we will be able to reach more potential clients, enter into or increase our presence in various markets, segments and industry verticals, such as ecommerce and mobile, and expand into new geographic markets. To establish new relationships and strengthen our existing relationships with various referral partners and drive the implementation of our payment services, we will continue to develop web service APIs, SDKs and documentation in common development languages. We will also continue to develop additional support services for our distribution channels, provide sales and product incentives and increase our business development resources dedicated to growing and promoting our distribution channels.

Enter New Geographic Markets

When we operated as a business unit of Fifth Third Bank we had a strong market position with large national merchants, and we focused on serving small to mid-sized merchants in Fifth Third Bank's core market in the Midwestern United States. We are expanding our distribution channels and leveraging our technology platform to target additional regions. In the future, we will also look to augment our U.S. business by selectively expanding into international markets through strategic partnerships or acquisitions that enhance our distribution channels, client base and service capabilities.

Pursue Acquisitions

We intend to continue to seek acquisitions that provide attractive opportunities. Acquisitions provide us with opportunities to increase our small to mid-sized client base, enhance our service offerings, target high growth segments and verticals, enter into new geographic markets and broaden and deepen our distribution channels. We also will consider acquisitions of discrete merchant portfolios that we believe would enhance our scale and client base and strengthen our market position in the payment processing industry. We believe our single technology platform and integrated business enhances our ability to successfully integrate acquisitions.

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

Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law in the United States. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau, or CFPB, to regulate consumer financial services, including many offered by our clients.

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

Separately, the so-called Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be "reasonable and proportional" to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees, such as switch fees assessed by our Jeanie network, may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. In July 2011, the Federal Reserve published the final rules governing debit interchange fees. Effective in October 2011, debit interchange rates for card issuing financial institutions with more than $10 billion of assets are capped at $0.21 per transaction with an additional component of five basis points of the transaction's value to reflect a portion of the issuer's fraud losses plus, for qualifying issuing financial institutions, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The debit interchange fee would be $0.24 per transaction on a $38 debit card transaction, the average transaction size for debit card transactions. In July 2013, the U.S. District Court for the District of Columbia determined that the Federal Reserve's regulations implementing the Durbin Amendment were invalid. The Federal Reserve has appealed the decision. Regardless of the outcome of the litigation, the cap on interchange fees is not expected to have a material direct impact on our results of operations.

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

Banking Regulation

Fifth Third Bank beneficially owns an equity interest representing approximately 25.6% of Vantiv Holding's voting power and equity interests (through their ownership of Vantiv Holding Class B units), 18.5% of our voting interests (through their ownership of our Class B common stock) and have significant consent rights. Fifth Third Bank is an Ohio state-chartered bank and a member of the Federal Reserve System and is supervised and regulated by the Federal Reserve and the Ohio Division of Financial Institutions, or ODFI. Fifth Third Bank is a wholly-owned indirect subsidiary of Fifth Third Bancorp, which is a bank holding company, or BHC, which has elected to be treated as a financial holding company, or FHC, and is supervised and regulated by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or BHC Act.

Because of the foregoing, and in particular, Fifth Third Bank's interest in us, it may be difficult for us to engage in activities abroad or invest in a non-U.S. company. We and Fifth Third Bank may seek to engage in offshore activities through various entities and structures, each of which may require prior regulatory approval, the receipt of which cannot be assured. The Federal Reserve and the ODFI have substantial discretion in this regard. In addition to the initial filing and application requirements, the chosen entity or structure may subject Fifth Third Bank, and to a lesser extent us, to several banking law requirements and limitations.

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

We continue to be deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank for bank regulatory purposes and, therefore, we will continue to be subject to supervision and regulation by the Federal Reserve under the BHC Act by the Federal Reserve and the ODFI under applicable federal and state banking laws. We will remain subject to this regulatory regime until Fifth Third Bancorp and Fifth Third Bank are no longer deemed to control us for bank regulatory purposes, which we do not generally have the ability to control and which will generally not occur until Fifth Third Bank has significantly reduced its equity interest in us, as well as certain other factors, including the extent to which we continue to maintain material business relationships with Fifth Third Bancorp and Fifth Third Bank. The ownership level at which the Federal Reserve would consider us no longer controlled by Fifth Third Bank for bank regulatory purposes will generally depend on the circumstances at that time and could be less than 5%. The circumstances and other factors that the Federal Reserve will consider will include, among other things, the extent of our relationships with Fifth Third Bank, including the various agreements entered into at the time of the separation from Fifth Third Bank and the Amended and Restated Vantiv Holding Limited Liability Company Agreement.

Given our current business model, regulation by the Federal Reserve and the ODFI has not historically had a material effect on our operations, our ability to make acquisitions or the implementation of our business strategy more generally. Nevertheless, there can be no assurance that this will continue going forward, especially if we wish to make certain changes to our business model and related strategy. See "Item 1A - Risk Factors" below. The supervision and regulation of Fifth Third Bancorp, Fifth Third Bank and their subsidiaries under applicable banking laws is intended primarily for the protection of Fifth Third Bank's depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation, or FDIC, and the banking system as a whole, rather than for the protection of our stockholders, creditors or customers or the stockholders, creditors or customers of Fifth Third Bancorp or Fifth Third Bank.

For as long as we are deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank for bank regulatory purposes, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and the ODFI and to most banking laws, regulations and orders that apply to Fifth Third Bancorp and Fifth Third Bank. Fifth Third Bancorp and Fifth Third Bank are required to file reports with the Federal Reserve and the ODFI on our behalf, and we are subject to examination by the Federal Reserve and the ODFI for the purposes of determining, among other things, our financial condition, the adequacy of our risk management and the financial and operational risks that we pose to the safety and soundness of Fifth Third Bank and Fifth Third Bancorp, and our compliance with federal and state banking laws applicable to us and our relationship and transactions with Fifth Third Bancorp and Fifth Third Bank. The Federal Reserve has broad authority to take enforcement actions against us if it determines that we are engaged in or are about to engage in unsafe or unsound banking practices or are violating or are about to violate a law, rule or regulation, or a condition imposed by or an agreement with, the Federal Reserve. Enforcement actions can include a variety of informal and formal supervisory actions. The formal actions include cease and desist and other orders, enforceable written agreements, and removal and prohibition orders, which can remove certain management officials from office or disallow them from further involvement in the affairs of any regulated entity. Informal actions, which in many cases will not be publicly available, include memoranda of understanding, supervisory letters, and board resolutions. For the most serious violations under federal banking laws, the Federal Reserve may impose civil money penalties and criminal penalties. Moreover, any enforcement actions taken against Fifth Third Bancorp or Fifth Third Bank may result in regulatory actions being applied to us or our activities in certain circumstances, even if the enforcement actions are unrelated to our conduct or business.

As a subsidiary of Fifth Third Bank for bank regulatory purposes, our activities are generally limited to those that are permissible for a national bank. These activities are generally limited to those that are part of, or incidental to, the business of banking. Payment and information processing services are expressly authorized for a national bank. Further, as a condition to Fifth Third Bank's investment in us, we are required under the Amended and Restated Vantiv Holding Limited Liability Company Agreement to limit our activities to those activities permissible for a national bank. Accordingly, under the Amended and Restated Vantiv Holding Limited Liability Company Agreement: (i) we are required to notify Fifth Third Bank before we engage in any activity, by acquisition, investment, organic growth or otherwise, that may reasonably require Fifth Third Bank or an affiliate of Fifth Third Bank to obtain regulatory approval, so that Fifth Third Bank can determine whether the new activity is permissible, permissible subject to regulatory approval or impermissible; and (ii) if a change in the scope of our business activities causes the ownership of our equity not to be legally permissible for Fifth Third Bank without first obtaining regulatory approvals, then we must use reasonable best efforts to assist Fifth Third Bank in obtaining the regulatory approvals, and if the change in the scope of our business activities is impermissible for Fifth Third Bank, then we will not engage in such activity.

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

The CFPB, created by the Dodd-Frank Act, assumed most of the regulatory responsibilities previously exercised by the federal banking regulators and other agencies with respect to consumer financial products and services and has additional powers granted by the Dodd-Frank Act. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting unfair, deceptive or abusive acts or practices by persons offering consumer financial products or services and those, such as us, who are service providers to such persons, and has authority to enforce these consumer financial protection laws and CFPB rules. We are subject to regulation and enforcement by the CFPB because we are an affiliate of Fifth Third Bank (which is an insured depository institution with greater than $10 billion in assets) for bank regulatory purposes and because we are a service provider to insured depository institutions with assets of $10 billion or more in connection with their consumer financial products and to entities that are larger participants in markets for consumer financial products and services such as prepaid cards. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs.

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

Prepaid Services

Prepaid card programs managed by us are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. For example, most states require entities engaged in money transmission in connection with the sale of prepaid cards to be licensed as a money transmitter with, and subject to examination by, that jurisdiction's banking department. In the future, we may have to obtain state licenses to expand our distribution network for prepaid cards, which licenses we may not be able to obtain. Furthermore, the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the Federal Reserve's Regulation E impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. These laws and regulations are evolving, unclear and sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, us, financial institutions, merchants or others is in flux. At this time we are unable to determine the impact that the clarification of these laws and their future interpretations, as well as new laws, may have on us, financial institutions, merchants or others in a number of jurisdictions. Prepaid services may also be subject to the rules and regulations of Visa, MasterCard and other payment networks with which we and the card issuers do business. The programs in place to process these products generally may be modified by the payment networks in their discretion and such modifications could also impact us, financial institutions, merchants and others.

We are also registered with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, as a "money services business-provider of prepaid access" and are subject to examination and review by FinCEN, primarily with respect to anti-money laundering issues.

Housing Assistance Tax Act

The Housing Assistance Tax Act of 2008 requires information returns to be made for each calendar year by merchant acquiring entities and third-party settlement organizations with respect to payments made in settlement of electronic payment transactions and third-party payment network transactions occurring in that calendar year. Reportable transactions are also subject to backup withholding requirements. We could be liable for penalties if our information return is not in compliance with these regulations.

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

Intellectual Property

We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, and domain names. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology relating to payment solutions, transaction processing and other matters. Over time, we have assembled a portfolio of patents, trademarks, service marks, copyrights, domain names and trade secrets covering our products and services. Intellectual property is a component of our ability to be a leading payment services provider and any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

Employees

As of December 31, 2013, we had 2,791 employees. As of December 31, 2013, this included 724 Merchant Services employees, 117 Financial Institution Services employees, 716 IT employees, 793 operations employees and 441 general and administrative employees. None of our employees are represented by a collective bargaining agreement. We believe that relations with our employees are good.

Corporate Information
We are a Delaware corporation incorporated on March 25, 2009. We completed our initial public offering in March 2012 and our Class A common stock is listed on the New York Stock Exchange under the symbol "VNTV." Our principal executive offices are located at 8500 Governor's Hill Drive, Symmes Township, Ohio 45249, and our telephone number is (513) 900-4811. Our website address is www.vantiv.com.
Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 and file or furnish reports, proxy statements, and other information with the U.S. Securities and Exchange Commission, or SEC. You can read our SEC filings over the Internet at the SEC's website at www.sec.gov. Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, also are available free of charge on the investors section of our website at http://investors.vantiv.com when such reports are available on the SEC's website. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on the investors section of our website.

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

The market for payment processing services is highly competitive. Other providers of payment processing services have established a sizable market share in the small and mid-sized merchant and financial institution processing and servicing sector, as well as servicing large merchants and financial institutions, which are the markets in which we are principally focused. We also face competition from non-traditional payment processors that have significant financial resources. Our growth will depend on a combination of the continued growth of electronic payments and our ability to increase our market share. Any weakness in the economy or the current economic recovery could cause future growth of electronic payments to slow compared to historical rates of growth.

Our competitors include financial institutions, subsidiaries of financial institutions and well-established payment processing companies, including Bank of America Merchant Services, Chase Paymentech Solutions, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Global Payments, Inc., Heartland Payment Systems, Inc., Total System Services, Inc. and WorldPay US, Inc. in our Merchant Services segment, and Fidelity National Information Services, Inc., First Data Corporation, Fiserv, Inc., Total System Services, Inc. and Visa Debit Processing Service in our Financial Institution Services segment. With respect to our Financial Institutions Services segment, in addition to competition with direct competitors, we also compete with the capabilities of many larger potential clients that have either historically developed their key payment processing applications in-house, or have recently moved such application in-house, and therefore weigh whether they should develop these capabilities in-house or acquire them from a third party.

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

Furthermore, in response to market developments, we may expand into new geographical markets and foreign countries in which we do not currently have any operating experience. We cannot assure you that we will be able to successfully expand in such markets or internationally due to our lack of experience and the multitude of risks associated with global operations or lack of appropriate regulatory approval. In addition, for purposes of the Bank Holding Company Act of 1956, as amended, or the BHC Act, we are deemed to be a subsidiary of Fifth Third Bank. For so long as we continue to be considered a subsidiary of a bank, we may only engage in activities that are permissible for the bank to engage in directly. This range of activities may limit our ability to acquire other businesses, enter into other strategic transactions, or expand into foreign countries.

Any acquisitions, partnerships or joint ventures that we make could disrupt our business and harm our financial condition.

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate, and expect in the future to evaluate potential strategic acquisitions of and partnerships or joint ventures with complementary businesses, services or technologies. We may not be able to successfully finance or integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture. Furthermore, the integration of any acquisition, including our recent acquisitions, may divert management’s time and resources from our core business and disrupt our operations. Certain partnerships and joint ventures we make may prevent us from competing for certain clients or in certain lines of business. We may spend time and money on projects that do not increase our revenue. As noted above under "We may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability", for so long as we continue to be considered a subsidiary of a bank under the BHC Act and other relevant federal and state banking laws, we face restrictions under such laws with respect to the activities we may conduct. These activities and restrictions may limit our ability to acquire other businesses or enter into other strategic transactions. In addition, in connection with any acquisitions, we must comply with state and federal antitrust requirements. It is possible that perceived or actual violations of these requirements could give rise to regulatory enforcement action or result in us not receiving all necessary approvals in order to complete a desired acquisition. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. To the extent we pay the purchase price with proceeds from the incurrence of debt, it would increase our already high level of indebtedness and could negatively affect our liquidity and restrict our operations. Our competitors may be willing or able to pay more than us for acquisitions, which may cause us to lose certain acquisitions that we would otherwise desire to complete. In addition, pursuant to the Fifth Third Bank consent rights in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement, for so long as such rights remain applicable, Fifth Third Bank’s approval is required for acquisitions and incurrences of indebtedness by us based on certain thresholds. We cannot ensure that any acquisition, partnership or joint venture we make will not have a material adverse effect on our business, financial condition and results of operations.

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

In order to provide our transaction processing services, we are registered through our bank partnerships with the Visa, MasterCard and other payment networks as service providers for member institutions. We and many of our clients are subject to card association and payment network rules that could subject us or our clients to a variety of fines or penalties that may be levied by the card associations or payment networks for certain acts or omissions by us or our associated participants. If we do not comply with the payment network requirements, the payment networks could seek to fine us, suspend us or terminate our registrations. On occasion, we have received notices of noncompliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures on the part of a merchant. If we are unable to recover fines from or pass through costs to our merchants or other associated participants, we would experience a financial loss. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing payment network services to the Visa, MasterCard or other payment networks, which would have a material adverse effect on our business, financial condition and results of operations.

Changes in payment network rules or standards could adversely affect our business, financial condition and results of operations.

Payment network rules are established and changed from time to time by each payment network as they may determine in their sole discretion and with or without advance notice to their participants. Payment networks generally establish their rules to allocate responsibilities among the payment networks’ participants and generally structure and change such rules for any number of reasons, including as a result of changes in the regulatory environment, to maintain or attract new participants or to serve their own strategic initiatives. In some cases, payment networks compete with us, and their ability to modify and enhance their rules in their sole discretion may provide them an advantage in selling or developing their own services that may compete directly or indirectly with our services. Any changes in card association or other payment network rules or standards, including interpretation and implementation of the rules or standards, that increase our cost of doing business or limit our ability to provide transaction processing services to or through our clients, could have a material adverse effect on our business, financial condition and results of operations.

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

Because we are not a bank, we are not eligible for membership in the Visa, MasterCard or other payment networks and are, therefore, unable to directly access the payment networks, which are required to process transactions. The Visa, MasterCard and other payment network operating regulations require us to be sponsored by a member bank in order to process electronic payment transactions. We are currently registered with the Visa, MasterCard and other payment networks through Fifth Third Bank and other sponsor banks. Our current agreement with Fifth Third Bank expires in June 2019. Furthermore, our agreements with our financial institution sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a materially adverse effect on our business, financial condition and results of operations. We also rely on various financial institutions to provide clearing services in connection with our settlement activities. If our sponsorships or clearing services agreements are terminated and we are unable to secure another bank sponsor or clearing service provider, we will not be able to process Visa, MasterCard and other payment network transactions or settle transactions which would have a material adverse effect on our business, financial condition and results of operations.

Increased merchant or referral partner attrition could cause our revenues to decline.

We experience attrition in merchant credit, debit or prepaid card processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to contract breaches by merchants or a reduction in same store sales. Our referral partners, such as merchant banks; technology partners, which include ISVs, VARs and payment facilitators; ISOs and trade associations, which purchase and resell our electronic payments services to their own portfolios of merchant customers, are strong contributors to our revenue growth in our Merchant Services segment. If an ISO or referral partner switches to another transaction processor, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the ISO or referral partner, and we risk losing existing merchants that were originally enrolled by the ISO or referral partner. NPC, which was acquired in 2010, has higher rates of attrition due to the makeup of its customer base, which primarily consists of small and mid-sized merchants. We cannot predict the level of attrition in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations.

If we do not successfully renew or renegotiate our agreements with our clients or referral partners, our business will suffer.

Our revenue is derived primarily under contracts with clients and referral partners, such as merchant banks; technology partners, which include ISVs, VARs and payment facilitators; ISOs and trade associations. Consolidation among financial institutions and merchants could result in an increasingly concentrated client base. The financial position of our clients, ISOs and other referral partners, and their willingness to pay for our services, are affected by general market conditions, competitive pressures and operating margins within their respective industries. Contract renewal or renegotiation time presents our clients, ISOs and other referral partners with the opportunity to consider other providers. The loss or renegotiation of our contracts with existing clients, ISOs or referral partners or a significant decline in the number of transactions we process for them or the pricing we charge them could have a material adverse effect on our business, financial condition and results of operations.

We are subject to economic and political risk, the business cycles and credit risk of our clients and the overall level of consumer, business and government spending, which could negatively impact our business, financial condition and results of operations.

The electronic payments industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates may adversely affect our financial performance by reducing the number or average purchase amount of transactions made using electronic payments. A reduction in the amount of consumer spending could result in a decrease in our revenue and profits. If cardholders of our financial institution clients make fewer transactions with their cards, our merchant clients make fewer sales of their products and services using electronic payments or people spend less money per transaction, we will have fewer transactions to process at lower dollar amounts, resulting in lower revenue.

A further weakening in the economy could have a negative impact on our clients, as well as their customers who purchase products and services using our payment processing systems, which could, in turn, negatively impact our business, financial condition and results of operations, particularly if the recessionary environment disproportionately affects some of the discretionary market segments that represent a larger portion of our payment processing volume. In addition, a further weakening in the economy could force retailers to close, resulting in exposure to potential credit losses and future transaction declines. Furthermore, credit card issuers could reduce credit limits, close accounts, and become more selective with respect to whom they issue credit cards. We also have a certain amount of fixed and semi-fixed costs, including rent, debt service, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy. Changes in economic conditions could also adversely impact our future revenues and profits and cause a materially adverse effect on our business, financial condition and results of operations.

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

If consumers do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit, debit and prepaid cards which is adverse to us, it could have a materially adverse effect on our business, financial condition and results of operations. In response to rules implementing the Durbin Amendment, financial institutions may charge their customers additional fees for the use of debit cards. If such fees result in decreased use of debit cards by cardholders, our business, financial condition and results of operations may be adversely affected.  In addition, on November 29, 2012, the court preliminary approved a definitive class settlement agreement to resolve the plaintiff’s claims in the U.S. merchant class multi-district interchange litigation against Visa, MasterCard and the named member banks. Among other terms, the settlement agreement provides for the modification of Visa and MasterCard’s rules to allow retailers to impose a surcharge on credit card transactions at the point of sale under certain conditions. This provision or other provisions in the final settlement agreement if finally approved may result in decreased use of credit cards or have other adverse impacts that are not readily known and that we may not know for some time.  We believe future growth in the use of credit, debit and prepaid cards and other electronic payments will be driven by the cost, ease-of-use, and quality of services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods including, credit, debit and prepaid cards. Moreover, if there is an adverse development in the payments industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our business, financial condition and results of operations may be adversely affected.

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

If Fifth Third Bank fails or is acquired by a third party, it could place certain of our material contracts at risk, decrease our revenue, and transfer the ultimate voting power of Fifth Third Bank’s stock ownership in us (including any shares of Class A common stock that may be issued in exchange for Fifth Third Bank’s units in Vantiv Holding) to a third party.
Fifth Third Bank accounted for approximately 4% of our revenue during the years ended December 31, 2013 and 2012 and is the provider of the services under our Clearing, Settlement and Sponsorship Agreement, Referral Agreement and Master Services Agreement. If Fifth Third Bank were to be placed into receivership or conservatorship, it could jeopardize our ability to generate revenue and conduct our business.
If Fifth Third Bank were to be acquired by a third party, it could affect certain of our contractual arrangements with them. For instance, in the event of a change of control or merger of Fifth Third Bank, our Clearing, Settlement and Sponsorship Agreement and our Referral Agreement provide that Fifth Third Bank may assign the contract to an affiliate or successor, in which case we would not have the right to terminate the contract regardless of such assignee’s ability to perform such services. Our Master Services Agreement provides that Fifth Third Bank would be in default under the agreement upon a change of control, in which case we would have the right to terminate the agreement effective upon 60 days notice to Fifth Third Bank unless the surviving entity assumes Fifth Third Bank’s obligation and the level of fees paid to us pursuant to the Master Services Agreement remains equal or greater than fees paid to us prior to the change of control. In addition, the acquiring company may choose to terminate the terms of such contracts, requiring us to litigate if we believe such termination is not pursuant to contract terms, and find alternative clients, counterparties or sponsorships. The added expense of litigation and the inability to find suitable substitute clients or counterparties in a timely manner would have a material adverse effect on our business, financial condition and results of operations. Furthermore, such an acquisition would place in the hands of the acquiring third party the voting power of Fifth Third Bank’s stock ownership in Vantiv, Inc. (including any shares of Class A common stock that may be issued in exchange for Fifth Third Bank’s units in Vantiv Holding) and, in some circumstances, certain of Fifth Third Bank’s consent rights in Vantiv, Inc. and Vantiv Holding. We may not have a historical relationship with the acquiring party, and the acquiring party may be a competitor of ours or provide many of the same services that we provide. The acquiring party may vote its shares of our common stock or units or exercise its consent rights in a manner adverse to us and our other stockholders.
Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risks.

We operate in a rapidly changing industry, and we have experienced significant change including our separation from Fifth Third Bank in June 2009, certain acquisitions and our March 2012 initial public offering and listing on the New York Stock Exchange. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage our risks. Some of our risk evaluation methods depend upon information provided by others and public information regarding markets, clients or other matters that are otherwise inaccessible by us. In some cases, however, that information may not be accurate, complete or up-to-date. If our policies and procedures are not fully effective or we are not always successful in capturing all risks to which we are or may be exposed, we may suffer harm to our reputation or be subject to litigation or regulatory actions that could have a material adverse effect on our business, financial condition and results of operations.

We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to existing laws, regulations, or industry standards affecting the electronic payments industry and other industries in which we operate may have an unfavorable impact on our business, financial condition and results of operations.

Our business is impacted by laws and regulations that affect our industry. The number of new and proposed regulations has increased significantly, particularly pertaining to interchange fees on credit and debit card transactions, which are paid to the card issuing financial institution. In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which significantly changed financial regulation. Changes affecting the payment processing industry include restricting amounts of debit card fees that certain issuing financial institutions can charge merchants and allowing merchants to set minimum dollar amounts for the acceptance of credit cards and offer discounts for different payment methods. These restrictions could negatively affect the number of debit transactions, and prices charged per transaction, which would negatively affect our business. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau, or the CFPB, that became operational on July 21, 2011 and assumed responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. The so-called Durbin Amendment to the Dodd-Frank Act mandates a cap on debit transaction interchange fees for card issuers with assets greater than $10 billion.

In the future, due to applicable law and regulation, we may have to obtain state licenses to expand our distribution network for prepaid cards, which licenses we may not be able to obtain. If we fail or are unable to comply with these requirements, our clients (or in certain instances, we) could be subject to the imposition of fines, civil liability (and/or in the case of willful and deliberate non-compliance, criminal liability) which may impact our ability to offer our credit issuer processing services, prepaid or other related services which could have a material adverse effect on our business, financial condition and results of operations.

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
Because our business is highly regulated and subject to the above-discussed laws and requirements, it is very important to our business that our operations, policies and procedures comply with such laws and requirements.These and other laws and regulations could adversely affect our business, financial condition and results of operations. In addition, any failure to comply with laws and regulations, even if inadvertent, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.

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

For purposes of federal and state banking laws, we are deemed to be controlled by Fifth Third Bank and Fifth Third Bancorp, and as such we are subject to supervision and examination by federal and state banking regulators, and our activities are limited to those permissible for Fifth Third Bank and Fifth Third Bancorp. We may therefore be restricted from engaging in new activities or businesses, whether organically or by acquisition. We are also subject to supervision and examination by the Federal Consumer Financial Protection Bureau.

As of December 31, 2013, Fifth Third Bank owned an equity interest representing approximately 25.6% of the voting and economic equity interest of Vantiv Holding and 18.5% of the voting interest in Vantiv, Inc.

We and Vantiv Holding historically have been, and are currently, deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank and are therefore considered to be a subsidiary of Fifth Third Bank for purposes of relevant federal and state banking laws. We are therefore subject to regulation and supervision by the Federal Reserve and the Ohio Division of Financial Institutions, or the ODFI. We will remain subject to regulation and examination until Fifth Third Bancorp and Fifth Third Bank are no longer deemed to control us for bank regulatory purposes. The BHC Act and relevant federal and state banking laws and regulations include different thresholds for regulatory purposes to define control as compared to GAAP requirements, and as a result, Fifth Third Bancorp does not consolidate Vantiv Holding for financial reporting purposes. For financial reporting purposes, we have consolidated the results of Vantiv Holding due to our ownership of a majority voting ownership interest in Vantiv Holding.

For as long as we are deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank for bank regulatory purposes, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and the ODFI and to most banking laws, regulations and orders that apply to Fifth Third Bancorp and Fifth Third Bank. Any restrictions placed on Fifth Third Bancorp or Fifth Third Bank as a result of any supervisory actions may also restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. Further, as long as we are deemed to be controlled by Fifth Third Bank, our activities are limited to those that are permissible for Fifth Third Bank to engage in, which include activities that are part of, or incidental to, the business of banking. Accordingly, we are subject to a covenant in the Amended and Restated Vantiv Holding Limited Liability Company Agreement that is intended to facilitate compliance by Fifth Third Bank with relevant federal and state banking laws.

In addition, new activities that we may wish to commence in the future may not be permissible for us under relevant federal or state banking laws, or may require prior regulatory approvals. More generally, the Federal Reserve has broad powers to approve, deny or refuse to act upon applications or notices for us to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations.

Because of the foregoing limitations, and in particular, Fifth Third Bank’s interest in us, it may be difficult for us to engage in activities abroad or invest in a non-U.S. company. We and Fifth Third Bank may seek to engage in offshore acquisitions and activities through various regulatory structures and entities, each of which will generally require prior regulatory approval. The Federal Reserve and the ODFI would therefore have substantial discretion as to whether any such regulatory structures or entities could be utilized, whether we would be permitted to operate or invest in a non-U.S. company, and under what conditions such structures or entities could operate.

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

We are subject to regulation and enforcement by the CFPB because we are an affiliate of Fifth Third Bank (which is an insured depository institution with greater than $10 billion in assets) for bank regulatory purposes and because we are a service provider to insured depository institutions with assets of $10 billion or more in connection with their consumer financial products and to entities that are larger participants in markets for consumer financial products and services such as prepaid cards. CFPB rules and examinations may require us to adjust our activities and may increase our compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues have been strongest in our fourth quarter, and weakest in our first quarter. This is due to the increase in the number and amount of electronic payment transactions related to seasonal retail events.

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

We have a high level of indebtedness. As of December 31, 2013, we had total indebtedness of $1.8 billion. For the year ended December 31, 2013, total payments under our annual debt service obligations, including interest and principal, were approximately $97 million. Our high degree of leverage could have significant negative consequences, including:

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

The majority of our indebtedness consists of indebtedness under our senior secured credit facilities which mature in 2018. We may not be able to refinance our senior secured credit facilities or any other existing indebtedness because of our high level of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

Despite our high indebtedness level, we still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We may be able to incur substantial additional indebtedness in the future. Although our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. For example, we may incur up to $400 million of additional debt pursuant to an incremental facility under our senior secured credit facilities, subject to certain terms and conditions. If new debt is added to our outstanding debt levels, the risks related to our indebtedness that we will face would increase.

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

Our balance sheet includes goodwill and intangible assets that represent 65% of our total assets at December 31, 2013. These assets consist primarily of goodwill and customer relationship intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill and certain other intangible assets are not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our business, financial condition and results of operations.

We are party to tax receivable agreements with Fifth Third Bank and the amounts we may be required to pay under these agreements could be significant.

We are party to two tax receivable agreements with Fifth Third Bank. One provides for the payment by us to Fifth Third Bank of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third Bank or from the future exchange of units by Fifth Third Bank for cash or shares of our Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. The other tax receivable agreement provides for the payment by us to Fifth Third Bank of 85% of the amount of cash savings according to Fifth Third Bank's respective ownership interests in Vantiv Holding immediately prior to our initial public offering, if any, in U.S. federal, state, local and foreign income tax that NPC actually realizes as a result of its use of its NOLs and other tax attributes.

The payments we will be required to make under these tax receivable agreements could be substantial. As of December 31, 2013, we recorded a liability of approximately $560 million associated with the tax receivable agreements. We will incur additional liabilities in connection with any future purchases by us of units in Vantiv Holding from Fifth Third Bank or from the future exchange of units by Fifth Third Bank for cash or shares of our Class A common stock, which we cannot quantify at this time and which could be significant.  It is possible that future transactions or events, including changes in tax rates, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material adverse effect on our liquidity if, as a result of timing discrepancies or otherwise, distributions to us by Vantiv Holding are not sufficient to permit us to make payments under the tax receivable agreements after we have paid taxes. The payments under the tax receivable agreements are not conditioned upon the continued ownership of us or Vantiv Holding by Fifth Third Bank.

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

We may elect to terminate any or all of the remaining tax receivable agreements prior to the time they terminate in accordance with their terms. If we were to so elect, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits taken into account under the tax receivable agreements. In addition, if we materially breach a material obligation in the tax receivable agreements and we do not cure such breach within a specified time period, we would also be required to make an immediate payment equal to the present value of the anticipated future tax benefits taken into account under such tax receivable agreement. In the event of either a unilateral termination or a material breach of a material obligation, the anticipated future tax benefits would be determined under certain assumptions that in general assume that we would recognize the greatest amount of benefits at the earliest time. As a result, the payments we would be required to make if we elect to terminate any or all of the tax receivable agreements, unilaterally or otherwise, or if a material breach occurs that is not cured within a specified time period could exceed 85% of the tax savings that we actually realize from the increased tax basis and/or the NOLs, and we could be required to make those payments significantly in advance of the time the tax savings arise.

We will not be reimbursed for any payments made under or relating to the tax receivable agreements in the event that any tax benefits are disallowed.

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

Our operations and management are subject to certain consent rights and other rights in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement.

All of our business and operations are conducted through Vantiv Holding. Significant, non-ordinary course actions relating to these operations are subject to the consent rights provided to Fifth Third Bank in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement. These consent rights relate to, among other things, certain change of control transactions; acquisitions, dispositions, incurrences of indebtedness by us if we fail to meet a specified leverage ratio after giving effect to such incurrences; investments by us; equity issuances above specified thresholds; declaration and payment of dividends by Vantiv Holding; transactions with affiliates; changes to Vantiv Holding’s business plan; capital expenditures; material changes to the Vantiv Holding Management Phantom Equity Plan; hiring or firing of auditors; material tax elections; and changes in constituent documents or governance of our subsidiaries. Such consent rights lapse upon Fifth Third disposing in excess of 50% of its equity stake in us that it held immediately following our initial public offering. As a result of Fifth Third’s sales of our common stock during 2012 and 2013, it has sold approximately 41.8% of such equity stake. While such consent rights remain in effect, to the extent that the interests of Fifth Third Bank differ from those of us or the holders of our Class A common stock, Fifth Third Bank’s ability to consent to certain significant actions may have a materially adverse effect on our business, financial condition and results of operations.

Certain of our stockholders have interests and positions that could present potential conflicts with our and our other stockholders’ interests.
Advent makes investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Advent and Fifth Third Bank may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Advent, through one of its private equity investments, owns an equity interest in WorldPay, one of our direct competitors, which may result in their being provided with business opportunities through their relationship with Advent instead of us. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with Advent and Fifth Third Bank in certain corporate opportunities. Accordingly, the interests of Advent and Fifth Third Bank may supersede ours, causing them or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of Advent and Fifth Third Bank and inaction on our part could have a material adverse effect on our business, financial condition and results of operations.
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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock. As of December 31, 2013, we had 141,758,681 shares of Class A common stock outstanding. Subject to vesting requirements and the requirements of Rule 144 of the Securities Act, approximately 90,627,651 additional shares will be eligible for sale in the public market, including any shares of Class A common stock that Fifth Third Bank obtains through the exercise of their right to exchange Class B units of Vantiv

Holding for shares of our Class A common stock, as well as any shares of Class A common stock obtained through any conversion of Class C non-voting units of Vantiv Holding issuable upon exercise of the Warrant held by Fifth Third Bank. Advent and Fifth Third Bank (and certain permitted transferees thereof) have registration rights with respect to the Class A common stock they hold. We have also registered 35,500,000 shares of our Class A common stock that we have issued or have reserved for issuance under our 2012 equity incentive plan. These shares may be sold in the public market upon issuance and once vested, subject to the terms of the equity incentive plan and applicable award agreements.

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
The requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources.
We have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our Class A common stock.
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

We have not declared or paid any cash dividends on our common stock since our initial public offering, and we have no current plan to do so.
We have not declared or paid any cash dividends on our common stock since our initial public offering, and we have no current plan to do so. We currently intend to retain our future earnings, if any, to repay indebtedness and to support our general corporate purposes. We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third Bank consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. The amounts available to us to pay cash dividends are also restricted by our subsidiaries’ debt agreements, and, to the extent that we require additional funding, the sources of such additional funding may prohibit the payment of a dividend. As a result, appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties
Our principal place of business is our corporate headquarters located at 8500 Governor's Hill Drive, Symmes Township, Cincinnati, Ohio 45249.

In addition to our corporate headquarters and as of December 31, 2013, we leased operational, sales, and administrative facilities in Arizona, Colorado, Florida, Illinois, Kentucky, Massachusetts and Texas. As of December 31, 2013, we leased data center facilities in Kentucky and Michigan. We believe that our facilities are suitable and adequate for our business as presently conducted, however, we periodically review our facility requirements and may acquire new space to meet the needs of our business or consolidate and dispose of facilities that are no longer required.

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

2012	High	Low
First Quarter (beginning March 22, 2012)	$20.65	$18.49
Second Quarter	$24.43	$19.30
Third Quarter	$24.06	$21.27
Fourth Quarter	$22.15	$18.85

2013	High	Low
First Quarter	$23.75	$19.55
Second Quarter	$28.25	$21.73
Third Quarter	$28.70	$25.37
Fourth Quarter	$32.88	$25.21

There were approximately 100 holders of record of our Class A common stock and one holder of our Class B common stock as of January 31, 2014.

Issuer Purchases of Equity Securities

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
October 1, 2013 to October 31, 2013	18,074	$27.57	—	$137.0
November 1, 2013 to November 30, 2013	2,482,211	$29.53	2,482,211	$63.6
December 1, 2013 to December 31, 2013	1,011,409	$30.24	968,500	$34.4

(1) Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2) On October 22, 2013, our board of directors approved a $137 million share repurchase program. During the three months ended December 31, 2013, we repurchased approximately 3.5 million shares of Class A common stock for approximately $103 million. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Exchange Act. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice.

Dividend Policy

Since our initial public offering, we have not declared or paid any cash dividends on our common stock, and we have no current plan to do so. We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third Bank consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. The amounts available to us to pay cash dividends are also subject to the covenants and restrictions in our subsidiaries' loan agreement. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, legal and contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Vantiv Holding paid aggregate tax distributions to or on behalf of its equity holders, including Fifth Third Bank and JPDN Enterprises, LLC, an affiliate of Charles D. Drucker, our chief executive officer, of $41.2 million and $32.6 million, respectively, for the years ended December 31, 2013 and 2012, pursuant to the terms of the Amended and Restated Vantiv Holding Limited Liability Company Agreement. Vantiv Holding will continue to make tax distributions to its equity holders in accordance with the Amended and Restated Vantiv Holding Limited Liability Company Agreement. In connection with the reorganization transactions in 2012, we paid Fifth Third Bank a $15.0 million fee related to the modification of its consent rights (specifically with respect to (i) increasing the threshold on when certain actions require Fifth Third Bank's approval, (ii) the termination of transferability and (iii) all of the consent rights terminating upon the transfer of more than 50% of the shares of Class A and Class B common stock held by Fifth Third Bank and its affiliates immediately following the consummation of our initial public offering) under the prior Amended and Restated Vantiv Holding Limited Liability Company Agreement. During the year ending December 31, 2012, Vantiv, Inc. made a cash distribution of approximately $40.1 million in the aggregate to certain funds managed by Advent as well as to Pamela H. Patsley, a former director, which amount represented accumulated cash in Vantiv, Inc. resulting from tax distributions we received as a member of Vantiv Holding prior to our initial public offering and that was payable to certain funds managed by Advent as well as to Ms. Patsley as our stockholders prior to our initial public offering.

Stock Performance Graph

The following graph shows a comparison from March 22, 2012 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2013 of the cumulative total return for our Class A common stock, the S&P 500 Index and the S&P Information Technology Index. Data for the S&P 500 Index and the S&P Information Technology Index assume reinvestment of dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 21 MONTH CUMULATIVE TOTAL RETURN*
Among Vantiv, Inc., the S&P 500 Index, and the S&P Information Technology Index

*$100 invested on 3/22/12 in stock or 2/29/12 in index, including reinvestment of dividends.
Fiscal year ending December 31.

This performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Vantiv, Inc. under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The periods prior to and including June 30, 2009, the date of the separation from Fifth Third Bank, are referred to in the following table as "Predecessor," and all periods after such date are referred to in the following table as "Successor." Prior to the separation from Fifth Third Bank, we operated as a business unit of Fifth Third Bank. As a result, the financial data for the predecessor periods included in this Annual Report on Form 10-K does not necessarily reflect what our financial position or results of operations would have been had we operated as a separate, stand-alone entity during those periods. The financial statements for all successor periods are not comparable to those of the predecessor periods.

The following table sets forth our historical financial and other data for the periods and as of the dates indicated. We derived the statement of income data for the years ended December 31, 2013, 2012 and 2011 and our balance sheet data as of December 31, 2013 and 2012 from our audited financial statements for such periods included elsewhere in this Annual Report on Form 10-K. The statement of income data for the year ended December 31, 2010 and the six months ended December 31, 2009 and June 30, 2009 and the balance sheet data as of December 31, 2011, 2010, and 2009 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

The results indicated below are not necessarily indicative of our future performance. You should read this information together with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data."

	Successor					Predecessor
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Six Months Ended December 31, 2009	Six Months Ended June 30, 2009
	(in thousands, except per share data)
Statement of income data:
Revenue	$2,108,077	$1,863,239	$1,622,421	$1,162,132	$506,002	$444,724
Network fees and other costs	935,441	840,597	756,735	595,995	254,925	221,680
Sales and marketing	312,044	280,644	236,917	98,418	32,486	37,561
Other operating costs	200,630	158,374	143,420	124,383	48,275	—
General and administrative	121,707	118,231	86,870	58,091	38,058	8,468
Depreciation and amortization	185,453	160,538	155,326	110,964	49,885	2,356
Allocated expenses (1)	—	—	—	—	—	52,980
Income from operations	352,802	304,855	243,153	174,281	82,373	121,679
Interest expense-net	(40,902)	(54,572)	(111,535)	(116,020)	(58,877)	(9,780)
Non-operating expenses	(20,000)	(92,672)	(14,499)	(4,300)	(9,100)	(127)
Income before applicable income taxes	291,900	157,611	117,119	53,961	14,396	111,772
Income tax expense (benefit)	83,760	46,853	32,309	(956)	(191)	36,891
Net income	208,140	110,758	84,810	54,917	14,587	$74,881
Less: Net income attributable to non-controlling interests	(74,568)	(53,148)	(48,570)	(32,924)	(16,728)
Net income (loss) attributable to Vantiv, Inc.	$133,572	$57,610	$36,240	$21,993	$(2,141)
Net income (loss) per share attributable to Vantiv, Inc. Class A common stock (2):
Basic	$0.96	$0.50	$0.40	$0.25	$(0.02)
Diluted	$0.87	$0.47	$0.40	$0.25	$(0.02)
Shares used in computing net income (loss) per share of Class A common stock (2):
Basic	138,836,314	116,258,204	89,515,617	89,515,617	89,515,617
Diluted	206,027,557	122,747,362	89,515,617	89,515,617	89,515,617

(1)
Represent expenses allocated to us prior to June 30, 2009, while we were a business unit of Fifth Third Bank. These expenses were related to certain functions performed by Fifth Third Bank on behalf of the business unit, such as information technology, operational and administrative functions.

(2)
We have retrospectively adjusted our earnings per share and average shares outstanding for the Successor periods to reflect the reorganization transactions. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in "Item 8 - Financial Statements and Supplementary Data."

	As of December 31,

	2013	2012	2011	2010	2009
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$171,427	$67,058	$370,549	$236,512	$289,169
Total assets	4,189,553	3,979,529	3,489,710	3,370,517	2,661,997
Total long-term liabilities	2,327,918	1,665,826	1,793,270	1,750,977	1,239,153
Non-controlling interests	408,391	626,309	632,022	599,256	590,915
Total equity	1,176,322	1,444,235	1,255,720	1,194,713	1,162,642

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Vantiv, Inc. ("Vantiv", "we", "us", "our" or the "company" refer to Vantiv, Inc. and its consolidated subsidiaries) and outlines the factors that have affected recent results, as well as those factors that may affect future results. Our actual results in the future may differ materially from those anticipated in these forward looking statements as a result of many factors, including those set forth under "Risk Factors," Forward Looking Statements" and elsewhere in this report. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in "Item 8 - Financial Statements and Supplementary Data" of this report.

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

We distribute our services through diversified distribution channels using a unified sales approach that enables us to efficiently and effectively target merchants and financial institutions of all sizes. These channels include a national sales force that targets financial institutions and national merchants, regional and mid-market sales teams that sell solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. In addition, we have relationships with a broad range of merchant banks; technology partners, which include independent software vendors, or ISVs, value-added resellers, or VARs and payment facilitators; independent sales organizations, or ISOs, and trade associations that target merchants, including difficult to reach small and mid-sized merchants. We also have relationships with third-party resellers and core processors that target financial institutions.

Executive Overview

Revenue for the year ended December 31, 2013 increased 13% to $2,108.1 million from $1,863.2 million in 2012.

Income from operations for the year ended December 31, 2013 increased 16% to $352.8 million from $304.9 million in 2012.

Net income for the year ended December 31, 2013 increased 88% to $208.1 million from $110.8 million in 2012. Net income attributable to Vantiv, Inc. for the year ended December 31, 2013 increased 132% to $133.6 million from $57.6 million in 2012.

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

In August and November 2013, secondary offerings took place in which selling shareholders sold 20.0 million and 15.0 million shares, respectively, of our Class A common stock. We did not receive any proceeds from these sales.

On October 22, 2013, our board of directors approved a program to repurchase up to $137 million of our Class A common stock. Through December 31, 2013, 3.5 million shares have been repurchased under this program for approximately $103 million. As of the date of this filing, repurchases pursuant to the October 2013 authorization were substantially complete. On February 12, 2014, our board of directors authorized a program to repurchase up to an additional $300 million of our Class A common stock.

On October 23, 2013, we entered into substantially identical tax receivable termination agreements with Advent International Corporation, or Advent, and JPDN Enterprises, LLC, or JPDN, to terminate the obligations owed to them under the tax receivable agreements, or TRAs, established at the time of our initial public offering, or IPO. Under the terms of the tax receivable termination agreements, we paid approximately $112 million to Advent and $0.5 million to JPDN to settle approximately $254 million of obligations under the TRAs, the difference of which was recorded as an addition to paid-in capital. As a result of the termination agreements, the TRAs with Advent and JPDN were terminated, and we have no further obligations to Advent or JPDN under the TRAs.  We remain obligated to pay amounts due to Fifth Third Bank under their TRAs. Advent is a stockholder, and JPDN is an affiliate of our president and chief executive officer. A special committee of our board of directors comprised of independent, disinterested directors authorized the tax receivable termination agreements. See Note 7 - Tax Receivable Agreements in "Item 8 - Financial Statements and Supplementary Data" for additional information about the TRAs.

Recent Acquisitions

On November 30, 2012, we acquired Litle & Co., LLC ("Litle"), an ecommerce payment processor for approximately $361 million in cash. The acquisition of Litle has strengthened our capabilities in ecommerce, expanded our customer base of on-line merchants and enabled delivery of Litle's innovative ecommerce solutions to our merchant and financial institution clients. On July 31, 2013, we acquired Element Payment Services, Inc. for approximately $162.5 million in cash. This acquisition provides us the strategic capabilities to partner with ISVs and positions us to increase our presence in the integrated payments market. The operations of Litle and Element are included in our Merchant Services segment operating results.

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

Merchant Services

We provide a comprehensive suite of payment processing services, including acquiring and processing transactions, value-added services and merchant services for banks and credit unions. We authorize, clear, settle and provide reporting for electronic payment transactions for our merchant services clients. Our client base includes over 400,000 merchant locations, with a concentration in the non-discretionary everyday spend categories where spending has generally been more resilient during economic downturns.

We provide our merchant services to merchants of varying sizes, which provides us with a number of key benefits. Due to the large transaction volume that they generate, large national merchants provide us with significant operating scale efficiencies and recurring revenues. Small and mid-sized merchants are more difficult to reach on an individual basis, but generally generate higher per transaction fees.

Financial Institution Services

We provide integrated card issuer processing, payment network processing and value-added services to financial institutions. Our services include a comprehensive suite of transaction processing capabilities, including fraud protection, card production, prepaid cards, ATM driving, portfolio optimization, data analytics and card program marketing and allow financial institutions to offer electronic payments solutions to their customers on a secure and reliable technology platform at a competitive cost. We provide these services using a consultative approach that helps our financial institution clients enhance their payments-related business.

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

 Our Merchant Services segment revenues are primarily derived from processing credit and debit card transactions. Merchant Services revenue is primarily comprised of fees charged to businesses, net of interchange fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. The fees charged consist of either a percentage of the dollar volume of the transaction or a fixed fee, or both, and are recognized at the time of the transaction. Merchant Services revenue also includes a number of revenue items that are incurred by us and are reimbursable as the costs are passed through to and paid by our clients. These items primarily consist of Visa, MasterCard and other payment network fees. In addition, for sales through referral partners in which we are the primary party to the contract with the merchant, we record the full amount of the fees collected from the merchant as revenue. Associated residual payments made to referral partners are included in sales and marketing expenses. Merchant Services revenue also includes revenue from ancillary services such as fraud management, equipment sales and terminal rent. Revenue in our Merchant Services segment is impacted primarily by transaction volume, average transaction size, the mix of merchant types in our client portfolio, the performance of our merchant clients and the effectiveness of our distribution channels.

Our Financial Institution Services revenues are primarily derived from debit, credit and ATM card transaction processing, ATM driving and support, and PIN debit processing services. Financial Institution Services revenue associated with processing transactions includes per transaction and account related fees, card production fees and fees generated from our Jeanie network. Financial Institution Services revenue is impacted by the number of financial institutions using our services as well as their transaction volume. The number of financial institutions in the United States has declined as a result of prevailing economic conditions and consolidation, as well as other market and regulatory pressures. These factors have contributed to industry-wide pricing compression of the fees that financial institutions are willing to pay for payment processing. Since 2011, pricing compression in the Financial Institution Services segment has represented on average 3% or less of net revenue on an annual basis.

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

Expenses

Set forth below is a brief description of the components of our expenses, aside from the network fees and other costs discussed above:

•
Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, residual payments made to referral partners and advertising and promotional costs.

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

•
Non-operating expenses consist of charges related to the refinancing of our senior secured credit facilities in May 2013 and March 2012 and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing; a one-time activity fee assessed by MasterCard as a result of our IPO; charges related to the refinancing of our senior secured credit facilities in 2011; and, during 2011, periodic changes in the value of the put rights we received in connection with the separation from Fifth Third Bank in 2009.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third Bank, our results of operations include net income attributable to non-controlling interests. Net income attributable to non-controlling interests for the years ended December 31, 2013, 2012 and 2011 was $74.6 million, $53.1 million and $48.6 million, respectively. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third Bank will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders.

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incurred costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory and integration services and related personnel costs. Additionally, our expenses include costs associated with a one-time signing bonus issued to certain employees that transferred to us from Fifth Third Bank in connection with our separation from Fifth Third Bank in June 2009. This signing bonus contained a five-year vesting period beginning on the date of the separation. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses.

Share-Based Compensation

Prior to our IPO, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan. In connection with the IPO, outstanding awards under the Vantiv Holding Management Phantom Equity Plan were converted into unrestricted and restricted stock, issued under the 2012 Vantiv, Inc. Equity Incentive Plan. Subsequent to the IPO, we have granted share-based awards to certain employees and members of our board of directors and intend to continue to grant additional share-based awards in the future. See Note 13 - Share-Based Compensation Plans in "Item 8 - Financial Statements and Supplementary Data."

Intangible Amortization Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions.

Non-operating Expenses

Non-operating expenses were $20.0 million for the year ended December 31, 2013, which consisted of charges related to the refinancing of our senior secured credit facilities in May 2013. For the year ended December, 2012, we recorded $92.7 million within non-operating expenses, which consisted of $86.7 million related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in March 2012 and a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.  During the year ended December 31, 2011, we recorded $14.5 million within non-operating expenses of which $13.7 million related primarily to the refinancing of our senior secured credit facilities in May 2011.

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

Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from certain tax attributes, primarily the amortization of tax intangible assets resulting from or acquired with our acquisitions, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under TRAs established at the time of our IPO. The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

As a result of the agreement to terminate and settle in full our obligations to Advent and JPDN under the TRAs as discussed above, the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs, beginning in the fourth quarter, are reflected in pro forma adjusted net income.

The table below provides a reconciliation of pro forma adjusted net income to GAAP net income for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Income before applicable taxes	$291,900	$157,611
Non-GAAP Adjustments:
Transition, acquisition and integration costs	15,075	11,007
Share-based compensation	29,729	33,444
Intangible amortization	124,961	117,435
Non-operating expenses	20,000	92,672
Non-GAAP Adjusted Income Before Applicable Taxes	481,665	412,169
Pro Forma Adjustments:
Income tax expense adjustment	(185,441)	(158,685)
Tax adjustments	24,294	6,525
Pro Forma Adjusted Net Income	$320,518	$260,009

Pro forma adjusted net income was previously referred to as cash net income.

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Revenue	$2,108,077	$1,863,239	$244,838	13%
Network fees and other costs	935,441	840,597	94,844	11
Net revenue	1,172,636	1,022,642	149,994	15
Sales and marketing	312,044	280,644	31,400	11
Other operating costs	200,630	158,374	42,256	27
General and administrative	121,707	118,231	3,476	3
Depreciation and amortization	185,453	160,538	24,915	16
Income from operations	$352,802	$304,855	$47,947	16%
Non-financial data:
Transactions (in millions)	16,946	15,362		10%

As a Percentage of Net Revenue	Year Ended December 31,
	2013	2012
Net revenue	100.0%	100.0%
Sales and marketing	26.6	27.4
Other operating costs	17.1	15.5
General and administrative	10.4	11.6
Depreciation and amortization	15.8	15.7
Income from operations	30.1%	29.8%

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Revenue

Revenue increased 13% to $2,108.1 million for the year ended December 31, 2013 from $1,863.2 million for the year ended December 31, 2012. The increase was due primarily to transaction growth of 10%, including the impact of our recent acquisitions, which have expanded our ecommerce and technology partner channels and have contributed to higher revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 11% to $935.4 million for the year ended December 31, 2013 from $840.6 million for the year ended December 31, 2012. The increase was due primarily to transaction growth of 10% and higher network fees due to a shift in transaction mix as a result of our recent acquisitions, partially offset by debit routing benefits and a reduction of third party processing fees as we transitioned clients to our single processing platform.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 15% to $1,172.6 million for the year ended December 31, 2013 from $1,022.6 million for the year ended December 31, 2012 due to the factors discussed above.

 Sales and Marketing

Sales and marketing expense increased 11% to $312.0 million for the year ended December 31, 2013 from $280.6 million for the year ended December 31, 2012. The increase was attributable to higher sales and marketing personnel and related costs and higher residual payments to referral partners as a result of increased revenue.

Other Operating Costs

Other operating costs increased 27% to $200.6 million for the year ended December 31, 2013 from $158.4 million for the year ended December 31, 2012. The increase was primarily attributable to our recent acquisitions and an increase in information technology infrastructure and personnel costs in support of growth initiatives. Also contributing to the increase was a $7.2 million increase in transition, acquisition and integration costs.

General and Administrative

General and administrative expenses increased 3% to $121.7 million for the year ended December 31, 2013 from $118.2 million for the year ended December 31, 2012. The increase was primarily attributable to higher personnel and related costs and professional service costs associated with our recent acquisitions, partially offset by a decrease of $3.1 million in transition, acquisition and integration costs and a decrease in share-based compensation of $3.7 million.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased 40% to $56.8 million for the year ended December 31, 2013 from $40.7 million for the year ended December 31, 2012. The increase during the year reflects depreciation expense associated with increased capital expenditures largely related to our continued investment in information technology infrastructure in support of growth initiatives, as well as assets acquired in connection with our recent acquisitions. After 2014, while depreciation expense will continue to increase on an absolute basis, growth on an annual basis is expected to slow as assets acquired at the time of our separation from Fifth Third as well as subsequent investments related to our transition to a stand-alone company reach the end of their depreciable lives.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased 7% to $128.7 million for the year ended December 31, 2013 from $119.9 million for the year ended December 31, 2012. The increase during the year is the result of intangible assets acquired in connection with our recent acquisitions, primarily consisting of amortization of customer relationship intangible assets.

Income from Operations

Income from operations increased 16% to $352.8 million for the year ended December 31, 2013 from $304.9 million for the year ended December 31, 2012.

Interest Expense—Net

Interest expense—net decreased to $40.9 million for the year ended December 31, 2013 from $54.6 million for the year ended December 31, 2012. The decrease in interest expense—net reflects our debt refinancing in March 2012, which resulted in a reduction of our outstanding debt at the time of the refinancing to approximately $1.3 billion from $1.8 billion, as well as a reduction in the applicable interest rate. Our May 2013 debt refinancing resulted in an increase in the amount of debt by approximately $650 million, the impact of which was substantially offset by the reduction in applicable interest rates.

Non-Operating Expenses

Non-operating expenses were $20.0 million for the year ended December 31, 2013, which consisted of charges related to the refinancing of our senior secured credit facilities in May 2013. Non-operating expenses were $92.7 million for the year ended December 31, 2012 and consisted of $86.7 million in charges related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in connection with our March 2012 debt refinancing as well as a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.

Income Tax Expense

Income tax expense for the year ended December 31, 2013 was $83.8 million compared to $46.9 million for the year ended December 31, 2012, reflecting effective rates of 28.7% and 29.7%, respectively.  Our effective rate also reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rates. The decrease in our effective rate reflects the impact of the mix of income earned by our various legal entities, partially offset by the decrease in non-controlling interest, which was reduced in connection with the secondary offerings in May and August 2013. As our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 38.5%.

As a result of the acquisition of Litle, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the year ended December 31, 2013, these benefits were approximately $10.6 million. This benefit does not have an impact on our effective tax rate; however, these tax benefits are reflected in pro forma adjusted net income discussed above.

In connection with our IPO, we entered into four TRAs with our pre-IPO investors. The TRAs obligate us to make payments to such investors equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We will retain the remaining 15% of cash savings. As we purchase units of Vantiv Holding from Fifth Third or as Fifth Third exchanges units of Vantiv Holding for cash or shares of Vantiv, Inc. Class A common stock in the future, we expect the associated cash savings to increase as a result of additional tax basis increases. For a further discussion of TRAs, see the "Liquidity and Capital Resources" section.

In the fourth quarter of 2013, we entered into tax receivable termination agreements with Advent and JPDN to terminate the obligations owed to them under the TRAs established at the time of our IPO. Under the terms of the tax receivable termination agreements, we paid approximately $112 million to Advent and $0.5 million to JPDN to settle approximately $254 million of obligations under the TRAs, the difference of which was recorded as an addition to paid-in capital. As a result of the termination agreements, the TRAs with Advent and JPDN were terminated and we have no further obligations to Advent or JPDN under the TRAs.  We remain obligated to pay amounts due to Fifth Third Bank under their TRAs.  As a result, we have reflected the retention of the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the Advent and JPDN TRAs in pro forma adjusted net income.

During the year ended December 31, 2013, the cash savings associated with the TRAs retained by us were approximately $13.7 million. The TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Merchant Services
Total revenue	$1,639,157	$1,409,158	$229,999	16%
Network fees and other costs	801,463	709,341	92,122	13
Net revenue	837,694	699,817	137,877	20
Sales and marketing	286,200	255,887	30,313	12
Segment profit	$551,494	$443,930	$107,564	24%
Non-financial data:
Transactions (in millions)	13,333	11,912		12%

Net Revenue

Net revenue in this segment increased 20% to $837.7 million for the year ended December 31, 2013 from $699.8 million for the year ended December 31, 2012. The increase during the year ended December 31, 2013 was due primarily to transaction growth of 12%, including the impact of our recent acquisitions, and debit routing benefits. Additionally, our recent acquisitions have expanded our ecommerce and technology partner channels and contributed to higher net revenue per transaction.

Sales and Marketing

Sales and marketing expense increased 12% to $286.2 million for the year ended December 31, 2013 from $255.9 million for the year ended December 31, 2012. The increase was primarily attributable to our recent acquisitions, higher sales and marketing personnel and related costs and higher residual payments to referral partners as a result of increased revenue.

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Total revenue	$468,920	$454,081	$14,839	3%
Network fees and other costs	133,978	131,256	2,722	2
Net revenue	334,942	322,825	12,117	4
Sales and marketing	25,844	24,757	1,087	4
Segment profit	$309,098	$298,068	$11,030	4%
Non-financial data:
Transactions (in millions)	3,613	3,450		5%

Net Revenue

Net revenue in this segment increased 4% to $334.9 million for the year ended December 31, 2013 from $322.8 million for the year ended December 31, 2012. The increase during the year ended December 31, 2013 was due primarily to an increase in transactions and higher value added services revenue. This increase was partially offset by a decrease in net revenue per transaction, which was driven by a shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Sales and Marketing

     Sales and marketing expense increased 4% to $25.8 million for the year ended December 31, 2013 from $24.8 million for the year ended December 31, 2012, due primarily to personnel related costs associated with our product initiatives.

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

Interest Expense-Net

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

Income Tax Expense

Income tax expense for the year ended December 31, 2012 was $46.9 million compared to $32.3 million for the year ended December 31, 2011, reflecting effective rates of 29.7% and 27.6%, respectively.  Our effective rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. The increase in our effective rate during the period is primarily a result of the decrease in non-controlling interest, which was reduced in connection with our IPO and the December 2012 secondary offering from approximately 49% at the beginning of the year to approximately 33% at December 31, 2012. The effective tax rate is also impacted by the mix of income earned by our various legal entities. Further, as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 38.5%.

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

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Merchant Services
Total revenue	$1,409,158	$1,185,253	$223,905	19%
Network fees and other costs	709,341	620,852	88,489	14
Net revenue	699,817	564,401	135,416	24
Sales and marketing	255,887	211,062	44,825	21
Segment profit	$443,930	$353,339	$90,591	26%
Non-financial data:
Transactions (in millions)	11,912	9,591		24%

Net Revenue

Net revenue in this segment increased 24% to $699.8 million for the year ended December, 2012 from $564.4 million for the year ended December, 2011. The increase during the year ended December 31, 2012 was due primarily to transaction growth of 24%. The increase is also a result of the addition of a large national processing contract as well as debit routing benefits, which partially offset increased network fees and other costs.

Sales and Marketing

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

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Total revenue	$454,081	$437,168	$16,913	4%
Network fees and other costs	131,256	135,883	(4,627)	(3)
Net revenue	322,825	301,285	21,540	7
Sales and marketing	24,757	24,046	711	3
Segment profit	$298,068	$277,239	$20,829	8%
Non-financial data:
Transactions (in millions)	3,450	3,344		3%

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

Sales and Marketing

Sales and marketing expense increased 3% to $24.8 million for the year ended December 31, 2012 from $24.0 million for the year ended December 31, 2011. The increase was primarily due to an increase in revenue.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. However, because payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus resulting in the TRA having a minimal effect on our liquidity and capital resources. As of December 31, 2013, our principal sources of liquidity consisted of $171.4 million of cash and cash equivalents and $250.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $1.8 billion as of December 31, 2013.

In October 2013, our board of directors approved a program to repurchase up to $137 million of our Class A common stock. As of December 31, 2013, approximately 3.5 million shares have been repurchased under this program for approximately $103 million. As of the date of this filing, repurchases pursuant to the October 2013 authorization were substantially complete.

In February 2014, our board of directors authorized a program to repurchase up to an additional $300 million of our Class A common stock. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases is determined by management based on an evaluation of market conditions, stock price and other factors. We may discontinue purchases at any time that management determines additional purchases are not warranted.

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

In addition to principal needs for liquidity discussed above, our strategy includes expansion into high growth segments and verticals, entry into new geographic markets and development of additional payment processing services.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$480,622	$293,114	$233,454
Net cash used in investing activities	(228,298)	(417,291)	(69,920)
Net cash used in financing activities	(147,955)	(179,314)	(29,497)

Cash Flow from Operating Activities

Net cash provided by operating activities was $480.6 million for the year ended December 31, 2013 as compared to $293.1 million for the year ended December 31, 2012.  The increase is due primarily to an increase in net income and changes in working capital, principally due to changes in net settlement assets and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

Net cash provided by operating activities was $293.1 million for the year ended December 31, 2012 as compared to $233.5 million for the year ended December 31, 2011. The increase was primarily due to an increase in net income, the impact of non-cash expense items included in net income, primarily related to charges associated with our debt refinancing and share-based compensation, and changes in working capital.

Cash Flow from Investing Activities

Net cash used in investing activities was $228.3 million for the year ended December 31, 2013 as compared to $417.3 million for the year ended December 31, 2012. The decrease was primarily due to the acquisition of Litle during the year ended December 31, 2012, partially offset by cash used to fund the acquisition of Element during the year ended December 31, 2013.

Net cash used in investing activities was $417.3 million for the year ended December 31, 2012 as compared to $69.9 million for the year ended December 31, 2011. The increase was primarily due to the acquisition of Litle and customer portfolios and related assets, partially offset by a decrease in capital expenditures during the year ended December 31, 2012.

Cash Flow from Financing Activities

Net cash used in financing activities was $148.0 million for the year ended December 31, 2013 as compared to $179.3 million for the year ended December 31, 2012. Cash used in financing activities during the year ended December 31, 2013 reflects incremental funds of approximately $650.0 million received in connection with our debt refinancing in May 2013, substantially offset by $503.2 million used to fund share repurchases and $112.6 million paid in connection with the settlement of certain TRA obligations as discussed above. Cash used in financing activities during the year ended December 31, 2012 primarily reflects the net impact of transactions related to our IPO and debt refinancing transactions. Cash used in financing activities during the years ended December 31, 2013 and 2012 also reflects $41.2 million and $32.6 million, respectively, of distributions made to our non-controlling interest holders.

Net cash used in financing activities was $179.3 million for the year ended December 31, 2012 compared to $29.5 million for the year ended December 31, 2011. The net impact of our IPO proceeds and March 2012 debt refinancing, including payment of related debt issuance costs, was an outflow of approximately $81.1 million. As a result of transactions related to our IPO, we made distributions of approximately $55.1 million. During the year ended December 31, 2012, we also made repayments of debt and capital lease obligations of $93.7 million and tax distributions of $32.6 million to our non-controlling interest holders. During the year ended December 31, 2011, net cash used in financing activities consisted of repayments of debt and capital lease obligations and tax distributions to our non-controlling interest holders.

Credit Facilities

As of December 31, 2013, our debt consisted of the following:

December 31, 2013
(in thousands)
$1,850.0 million term A loan, maturing on May 15, 2018, and bearing interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 1.92% at December 31, 2013) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	$1,803,750
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at December 31, 2013)	10,131
Less: Current portion of note payable and current portion of note payable to related party	(92,500)
Less: Original issue discount	(2,631)
Total Long-Term Debt	$1,718,750

In May 2013, the Company entered into a $1.85 billion term A loan, of which a portion of the proceeds were used to repay senior secured credit facilities with an aggregate outstanding balance of approximately $1.2 billion. The related revolving credit facility was also terminated. In addition to the new term A loan, the new debt agreement includes a $250 million revolving credit facility. The maturity date and debt service requirements relating to the new term A loan are listed in the table above. The revolving credit facility matures in May 2018 and includes a $75 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year.

As of December 31, 2013, Fifth Third Bank held $343.6 million of the term A loans.

The loan agreement requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters beginning with the four fiscal quarters ended September 30, 2013. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
September 30, 2013 to September 30, 2014	4.75 to 1.00	3.50 to 1.00
December 31, 2014 to September 30, 2015	4.25 to 1.00	4.00 to 1.00
December 31, 2015 to September 30, 2016	4.00 to 1.00	4.00 to 1.00
December 31, 2016 and thereafter	3.75 to 1.00	4.00 to 1.00

As of December 31, 2013, we were in compliance with these covenants with a leverage ratio of 3.11 to 1.00 and an interest coverage ratio of 16.67 to 1.00.

Interest Rate Swaps

As of December 31, 2013, we had 16 outstanding interest rate swaps with a combined notional balance of $1.4 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017 that were designated as cash flow hedges of interest rate risk.

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

•
TRA with Advent:  Provided for the payment by us to Advent equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize as a result of the use of our tax attributes in existence prior to the effective date of our IPO.

•
TRA with all pre-IPO investors:  Provides for the payment by us to our pre-IPO investors of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that NPC Group, Inc., or NPC, realizes as a result of its use of its NOLs and other tax attributes, with any such payment being paid to Advent, Fifth Third Bank and JPDN according to their respective ownership interests in Vantiv Holding immediately prior to the IPO.

•
TRA with JPDN:  Provided for the payment to JPDN of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we realize as a result in the increase of tax basis that may result from the Vantiv Holding units exchanged for our Class A common stock by JPDN, as well as the tax benefits attributable to payments made under such TRA.  As part of the recapitalization of Vantiv, Inc. and Vantiv Holding immediately prior to the IPO, JPDN contributed its units of Vantiv Holding to Vantiv, Inc. in exchange for shares of our Class A common stock.

The following table reflects TRA activity and balances for the years ended December 31, 2013 and 2012 (in thousands):

	IPO Transaction	2012 Secondary Offerings	Balance as of December 31, 2012	2013 Secondary Offerings	TRA Settlements	Balance as of December 31, 2013
TRA with Fifth Third Bank	$11,100	$154,000	$165,100	$329,400	$—	$494,500
TRA with Advent	183,800	—	183,800	—	(183,800)	—
TRA with all pre-IPO investors	134,100	—	134,100	—	(68,900)	65,200
TRA with JPDN	1,700	—	1,700	—	(1,700)	—
Total	$330,700	$154,000	$484,700	$329,400	$(254,400)	$559,700

Refer to discussion above regarding termination of the Advent and JPDN TRAs.

Payments under the TRAs are only required to the extent we realize cash savings as a result of the underlying tax attributes. For each of the TRAs discussed above, the cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no increase to the tax basis of the assets of Vantiv Holding as a result of the purchase or exchange of Vantiv Holding units and had there been no tax benefit as a result of the NOLs and other tax attributes at NPC.  We will retain the benefit of the remaining 15% of these tax savings.

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year.  Therefore, no payments under the TRAs were made during the year ended December 31, 2013.  The first contractually obligated payment under the TRA obligations, approximately $8.6 million, was paid during January 2014. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2013:

		Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
		(in thousands)
Operating leases	$23,848	$5,455	$5,957	$3,032	$9,404
Capital leases	16,951	4,593	9,980	2,378	—
Borrowings(a)	1,953,273	127,546	318,306	1,495,727	11,694
Purchase commitments:
Technology and telecommunications(b)	53,629	31,137	21,548	944	—
Processing Services(c)	14,225	6,471	6,554	960	240
Other	13,037	5,583	7,454	—	—
Obligations under TRAs	559,700	8,639	52,132	58,666	440,263
Total	$2,634,663	$189,424	$421,931	$1,561,707	$461,601

(a)
Represents principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters facility as of December 31, 2013. Interest payments are as follows: $35.0 million for less than 1 year; $63.9 million for 1 - 3 years; $38.8 million for 3 - 5 years and $1.6 million for more than 5 years. Variable interest payments were calculated using interest rates as of December 31, 2013.

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

Critical Accounting Policies and Estimates

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment for our two reporting units (Merchant Services and Financial Institution Services) on an annual basis, or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. These reporting units are also the segments for which we report financial results. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. We performed our most recent annual goodwill impairment test for all reporting units as of July 31, 2013 using market data and discounted cash flow analysis. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value.

Intangible assets consist primarily of acquired customer relationships amortized over their estimated useful lives and an indefinite lived trade name not subject to amortization. We review the acquired customer relationships for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. The indefinite lived trade name is tested for impairment annually. We performed our most recent annual trade name impairment test as of July 31, 2013, which indicated there was no impairment.

Income Taxes

We are taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have deferred tax assets and liabilities and maintain valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. As of December 31, 2013, 2012 and 2011 we had recorded no valuation allowances against deferred tax assets.

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

Share-Based Compensation

In March 2012, our board of directors adopted the 2012 Vantiv, Inc. Equity Incentive Plan. This plan provides for grants of stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards and other stock-based awards. Under this plan, stock options, restricted stock, restricted stock units and performance awards have been issued. The weighted average grant date fair value of the restricted stock, restricted stock units and performance units is based on the quoted fair market value of our common stock on the award grant date.

The stock options have a weighted-average grant date fair value of $7.10, which was estimated by us using the Black-Scholes option pricing model with the assumptions below:

2013
Expected option life at grant (in years)	6.25
Expected volatility	30.60%
Expected dividend yield	—%
Risk-free interest rate	1.15%
The expected option life represents the period of time the stock options are expected to be outstanding and is based on the "simplified method" allowed under SEC guidance. We used the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Since our publicly traded stock history is relatively short, expected volatility is based on our historical volatility and the historical volatility of a group of peer companies. We do not intend to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant.

For the year ended December 31, 2013, share-based compensation expense was $29.7 million.

Tax Receivable Agreements

We are party to two tax receivable agreements with Fifth Third Bank, which were executed in connection with our IPO. One provides for the payment by us to Fifth Third Bank of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third Bank or from the future exchange of units by Fifth Third Bank for cash or shares of our Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. The other tax receivable agreement provides for the payment by us to Fifth Third Bank of 85% of the amount of cash savings according to Fifth Third Bank's respective ownership interests in Vantiv Holding immediately prior to our initial public offering, if any, in U.S. federal, state, local and foreign income tax that NPC actually realizes as a result of its use of its NOLs and other tax attributes.

Payments under the TRAs are only required to the extent we realize cash savings as a result of the underlying tax attributes. For each of the TRAs discussed above, the cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no increase to the tax basis of the assets of Vantiv Holding as a result of the purchase or exchange of Vantiv Holding units and had there been no tax benefit as a result of the NOLs and other tax attributes at NPC.  As such, obligations recorded pursuant to the TRAs are based on estimates of future taxable income and future tax rates. We will retain the benefit of the remaining 15% of these tax savings.

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

As of December 31, 2013, we had 16 outstanding interest rate swaps with a combined notional balance of $1.4 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017. As of December 31, 2013, we had $454 million of variable rate debt not subject to a fixed rate swap.

Based on the amount outstanding under our senior secured credit facilities at December 31, 2013, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps, would cause an increase or decrease in interest expense of $4.5 million on an annual basis.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vantiv, Inc.
Symmes Township, Ohio

We have audited the accompanying consolidated statements of financial position of Vantiv, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vantiv, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 14, 2014

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
External customers	$2,028,681	$1,787,119	$1,553,069
Related party revenues	79,396	76,120	69,352
Total revenue	2,108,077	1,863,239	1,622,421
Network fees and other costs	935,441	840,597	756,735
Sales and marketing	312,044	280,644	236,917
Other operating costs	200,630	158,374	143,420
General and administrative	121,707	118,231	86,870
Depreciation and amortization	185,453	160,538	155,326
Income from operations	352,802	304,855	243,153
Interest expense—net	(40,902)	(54,572)	(111,535)
Non-operating expenses	(20,000)	(92,672)	(14,499)
Income before applicable income taxes	291,900	157,611	117,119
Income tax expense	83,760	46,853	32,309
Net income	208,140	110,758	84,810
Less: Net income attributable to non-controlling interests	(74,568)	(53,148)	(48,570)
Net income attributable to Vantiv, Inc.	$133,572	$57,610	$36,240
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.96	$0.50	$0.40
Diluted	$0.87	$0.47	$0.40
Shares used in computing net income per share of Class A common stock:
Basic	138,836,314	116,258,204	89,515,617
Diluted	206,027,557	122,747,362	89,515,617

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$208,140	$110,758	$84,810
Other comprehensive income (loss), net of tax:
Gain (loss) on cash flow hedges	663	23,929	(23,929)
Comprehensive income	208,803	134,687	60,881
Less: Comprehensive income attributable to non-controlling interests	(74,967)	(67,563)	(34,155)
Comprehensive income attributable to Vantiv, Inc.	$133,836	$67,124	$26,726

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$171,427	$67,058
Accounts receivable—net	472,196	397,664
Related party receivable	5,155	4,415
Settlement assets	127,144	429,377
Prepaid expenses	18,059	10,629
Other	13,932	11,934
Total current assets	807,913	921,077
Customer incentives	30,808	28,927
Property, equipment and software—net	217,333	174,940
Intangible assets—net	795,332	884,536
Goodwill	1,943,613	1,804,592
Deferred taxes	362,785	141,361
Other assets	31,769	24,096
Total assets	$4,189,553	$3,979,529
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$233,383	$215,998
Related party payable	2,381	1,625
Settlement obligations	333,649	542,564
Current portion of note payable to related party	17,621	28,800
Current portion of note payable	74,879	63,700
Current portion of tax receivable agreement obligations to related parties	8,639	—
Deferred income	9,053	9,667
Current maturities of capital lease obligations	4,326	5,505
Other	1,382	1,609
Total current liabilities	685,313	869,468
Long-term liabilities:
Note payable to related party	325,993	292,000
Note payable	1,392,757	871,605
Tax receivable agreement obligations to related parties	551,061	484,700
Capital lease obligations	12,044	8,275
Deferred taxes	37,963	8,207
Other	8,100	1,039
Total long-term liabilities	2,327,918	1,665,826
Total liabilities	3,013,231	2,535,294
Commitments and contingencies (See Note 10 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 141,758,681 shares outstanding at December 31, 2013; 142,243,680 shares outstanding at December 31, 2012	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 48,822,826 shares issued and outstanding at December 31, 2013; 70,219,136 shares issued and outstanding at December 31, 2012	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	597,730	766,337
Retained earnings	203,066	69,494
Accumulated other comprehensive income	264	—
Treasury stock, at cost; 1,606,664 shares at December 31, 2013 and 978,226 shares at December 31, 2012	(33,130)	(17,906)
Total Vantiv, Inc. equity	767,931	817,926
Non-controlling interests	408,391	626,309
Total equity	1,176,322	1,444,235
Total liabilities and equity	$4,189,553	$3,979,529

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$208,140	$110,758	$84,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	185,453	160,538	155,326
Loss on derivative assets	—	—	800
Amortization of customer incentives	10,139	6,372	3,511
Amortization and write-off of debt issuance costs	24,427	59,407	19,544
Share-based compensation expense	29,729	33,444	2,974
Deferred taxes	31,340	352	31,133
Other non-cash items	491	1,208	303
Change in operating assets and liabilities:
Accounts receivable and related party receivable	(71,614)	(28,517)	(25,715)
Net settlement assets and obligations	93,318	(48,668)	(38,258)
Customer incentives	(13,034)	(9,306)	(11,385)
Prepaid and other assets	(5,127)	11,053	(10,532)
Accounts payable and accrued expenses	(12,714)	(3,415)	30,693
Payable to related party	756	(2,189)	(8,652)
Other liabilities	(682)	2,077	(1,098)
Net cash provided by operating activities	480,622	293,114	233,454
Investing Activities:
Purchases of property and equipment	(61,578)	(51,435)	(62,714)
Acquisition of customer portfolios and related assets	(7,892)	(13,213)	(3,906)
Purchase of investments	(3,174)	(313)	(3,300)
Cash used in acquisitions, net of cash acquired	(155,654)	(352,330)	—
Net cash used in investing activities	(228,298)	(417,291)	(69,920)
Financing Activities:
Proceeds from initial public offering, net of offering costs of $39,091	—	460,913	—
Proceeds from follow-on offering, net of offering costs of $1,951	—	33,512	—
Proceeds from issuance of long-term debt	1,850,000	1,338,750	—
Repayment of debt and capital lease obligations	(1,304,966)	(1,859,199)	(20,373)
Payment of debt issuance costs	(26,288)	(28,949)	(6,276)
Purchase of Class B units in Vantiv Holding from Fifth Third Bank	—	(33,512)	—
Repurchase of Class A common stock	(503,225)	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(15,224)	(17,906)	—
Settlement of certain tax receivable agreements	(112,562)	—	—
Tax benefit from employee share-based compensation	5,464	14,747	—
Distribution to funds managed by Advent International Corporation	—	(40,086)	—
Distribution to non-controlling interests	(41,154)	(47,584)	(2,848)
Net cash used in financing activities	(147,955)	(179,314)	(29,497)
Net increase (decrease) in cash and cash equivalents	104,369	(303,491)	134,037
Cash and cash equivalents—Beginning of period	67,058	370,549	236,512
Cash and cash equivalents—End of period	$171,427	$67,058	$370,549
Cash Payments:
Interest	$37,975	$60,886	$106,459
Taxes	46,198	29,261	12,127
Non-cash Items:
Issuance of tax receivable agreements	$329,400	$484,700	$—
Assets acquired under capital lease obligations	20,345	1,202	19,711
Assets acquired under debt obligations	—	—	19,302
Accrual of secondary offering costs	—	3,000	—
 See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests
Beginning Balance, January 1, 2013	$1,444,235	142,244	$1	70,219	$—	978	$(17,906)	$766,337	$69,494	$—	$626,309
Net income	208,140	—	—	—	—	—	—	—	133,572	—	74,568
Issuance of Class A common stock upon vesting of restricted stock units	—	4	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	5,464	—	—	—	—	—	—	5,464	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(15,224)	(629)	—	—	—	629	(15,224)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	21,396	—	(21,396)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(503,225)	(20,904)	—	—	—	—	—	(503,225)	—	—	—
Issuance of tax receivable agreements	(93,000)	—	—	—	—	—	—	(93,000)	—	—	—
Termination of certain tax receivable agreements	140,694	—	—	—	—	—	—	140,694	—	—	—
Unrealized gain on hedging activities, net of tax	663	—	—	—	—	—	—	—	—	264	399
Distribution to non-controlling interests	(41,154)	—	—	—	—	—	—	—	—	—	(41,154)
Share-based compensation	29,729	—	—	—	—	—	—	21,239	—	—	8,490
Forfeitures of restricted stock awards	—	(352)	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	260,221	—	—	(260,221)
Ending Balance, December 31, 2013	$1,176,322	141,759	$1	48,823	$—	1,607	$(33,130)	$597,730	$203,066	$264	$408,391

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests
Beginning Balance, January 1, 2012	$1,255,720	89,516	$1	—	$—	—	$—	$581,241	$51,970	$(9,514)	$632,022
Net income	110,758	—	—	—	—	—	—	—	57,610	—	53,148
Issuance of Class A common stock upon initial public offering, net of offering costs	457,913	29,412	—	—	—	—	—	457,913	—	—	—
Issuance of Class A common stock in connection with follow-on offering, net of offering costs	33,512	2,086	—	—	—	—	—	33,512	—	—	—
Issuance of Class A common stock to prior unit holders under the Vantiv Holding Management Phantom Equity Plan	—	8,716	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	14,747	—	—	—	—	—	—	14,747	—	—	—
Issuance of Class A common stock to JPDN in exchange for Class A and Class B units in Vantiv Holding held by JPDN	—	240	—	—	—	—	—	4,074	—	—	(4,074)
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(17,906)	(978)	—	—	—	978	(17,906)	—	—	—	—
Issuance of Class B common stock under Recapitalization Agreement	—	—	—	86,005	—	—	—	—	—	—	—
Purchase of Class B units in Vantiv Holding from Fifth Third Bank and cancellation of related Class B common stock	(33,512)	—	—	(2,086)	—	—	—	—	—	—	(33,512)
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	13,700	—	(13,700)	—	—	—	—	—	—	—
Issuance of tax receivable agreements	(346,700)	—	—	—	—	—	—	(346,700)	—	—	—
Cash flow hedge reclassification adjustment	23,929	—	—	—	—	—	—	—	—	9,514	14,415
Distribution to non-controlling interests	(47,584)	—	—	—	—	—	—	—	—	—	(47,584)
Distribution to funds managed by Advent International Corporation	(40,086)	—	—	—	—	—	—	—	(40,086)	—	—
Share-based compensation	33,444	—	—	—	—	—	—	20,223	—	—	13,221
Forfeitures of restricted stock awards	—	(448)	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	1,327	—	—	(1,327)
Ending Balance, December 31, 2012	$1,444,235	142,244	$1	70,219	$—	978	$(17,906)	$766,337	$69,494	$—	$626,309

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests
Beginning Balance, January 1, 2011	$1,194,713	89,516	$1	—	$—	—	$—	$579,726	$15,730	$—	$599,256
Net income	84,810	—	—	—	—	—	—	—	36,240	—	48,570
Unrealized loss on hedging activities, net of tax	(23,929)	—	—	—	—	—	—	—	—	(9,514)	(14,415)
Distribution to non-controlling interests	(2,848)	—	—	—	—	—	—	—	—	—	(2,848)
Share-based compensation	2,974	—	—	—	—	—	—	1,515	—	—	1,459
Ending Balance, December 31, 2011	$1,255,720	89,516	$1	—	$—	—	$—	$581,241	$51,970	$(9,514)	$632,022

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Vantiv, Inc., a Delaware corporation, is a holding company that conducts its operations through its majority-owned subsidiary, Vantiv Holding, LLC ("Vantiv Holding"). Vantiv, Inc. and Vantiv Holding are referred to collectively as the "Company," "Vantiv," "we," "us" or "our," unless the context requires otherwise.

The Company provides electronic payment processing services to merchants and financial institutions throughout the United States of America. The Company markets its services through diverse distribution channels, including national, regional and mid-market sales teams, third-party reseller clients and a telesales operation. The Company also has relationships with a broad range of merchant banks; technology partners, which include independent software vendors ("ISVs"), value-added resellers ("VARs") and payment facilitators; independent sales organizations ("ISOs") and trade associations as well as arrangements with core processors.

Segments

The Company’s segments consist of the Merchant Services segment and the Financial Institution Services segment. The Company’s Chief Executive Officer ("CEO"), who is the chief operating decision maker ("CODM"), evaluates the performance and allocates resources based on the operating results of each segment. Below is a summary of each segment:

•
Merchant Services—Provides merchant acquiring and payment processing services to large national merchants, regional and small-to-mid sized businesses. Merchant services are sold to small to large businesses through diverse distribution channels. Merchant Services includes all aspects of card processing including authorization and settlement, customer service, chargeback and retrieval processing and interchange management.

•
Financial Institution Services—Provides card issuer processing, payment network processing, fraud protection, card production, prepaid program management, automated teller machine ("ATM") driving and network gateway and switching services that utilize the Company’s proprietary Jeanie debit payment network to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional personal identification number ("PIN") networks. Financial Institution Services also provides statement production, collections and inbound/outbound call centers for credit transactions, and other services such as credit card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services.

Initial Public Offering and Reorganization Transactions

On March 21, 2012, Vantiv, Inc. completed the initial public offering ("IPO") of its Class A common stock. Immediately prior to the consummation of the IPO, the Company executed several reorganization transactions, collectively referred to as the "Reorganization Transactions." The Reorganization Transactions included, among other things, the following:

•	Amendment and restatement of Vantiv, Inc.’s certificate of incorporation to provide for Class A and Class B common stock (see Note 12 - Capital Stock for further discussion);

•
Reclassification of Vantiv, Inc.’s existing common stock into shares of Class A common stock and a 175.76 for 1 stock split of the Class A common stock, which has been retrospectively reflected within these accompanying consolidated financial statements;

•	Amendment and restatement of the Vantiv Holding Limited Liability Company Agreement and a 1.7576 for 1 split of the Class A units and Class B units of Vantiv Holding;

•
Execution of an exchange agreement (the "Exchange Agreement") among the Company and Fifth Third Bank, a subsidiary of Fifth Third Bancorp, and FTPS Partners, LLC, a wholly-owned subsidiary of Fifth Third Bank, collectively referred to as "Fifth Third," to provide for a 1 to 1 ratio between the units of Vantiv Holding and the common stock of Vantiv, Inc., and the exchange of Class B units and Class C non-voting units of Vantiv Holding for Class A common stock of Vantiv, Inc. on a one-for-one basis, or, at Vantiv, Inc.’s option, for cash;

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
Exchange of Class A and Class B units of Vantiv Holding held by JPDN Enterprises, LLC ("JPDN"), an affiliate of Charles D. Drucker, the Company’s CEO, for shares of Vantiv, Inc.’s Class A common stock;

•
Execution of four tax receivable agreements ("TRAs") with Vantiv Holding’s pre-IPO investors, which obligate the Company to make payments to such investors equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result of certain tax basis increases and net operating losses ("NOLs"). During the year ended December 31, 2013, certain of these tax receivable agreements were terminated (see Note 7 - Tax Receivable Agreements for a discussion of the TRAs);

•
Execution of a recapitalization agreement with Vantiv Holding’s pre-IPO investors, pursuant to which, among other things, the Company paid Fifth Third a $15.0 million fee related to the modification of its consent rights under the Amended and Restated Vantiv Holding Limited Liability Company Agreement, which is reflected as a distribution to non-controlling interests within the accompanying consolidated statements of cash flows and equity for the year ended December 31, 2012. Additionally, the Company made a $40.1 million cash distribution to funds managed by Advent International Corporation ("Advent"), which is reflected as such in the accompanying consolidated statements of cash flows and equity for the year ended December 31, 2012; and

•
Conversion of outstanding awards under the Vantiv Holding Management Phantom Equity Plan ("Phantom Equity Plan") into unrestricted and restricted Class A common stock issued under the 2012 Vantiv, Inc. Equity Incentive Plan ("2012 Equity Incentive Plan") (see Note 13 - Share-Based Compensation Plans for a discussion of the Company’s share-based compensation plans).

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

Secondary Offerings and Share Repurchase

In August 2012, a secondary offering took place in which Advent sold 14.1 million shares of Vantiv, Inc. Class A common stock at a price of $21.90 per share. In December 2012, a secondary offering took place in which Fifth Third sold 13.7 million shares of Vantiv, Inc. Class A common stock at a price of $20.10 per share. The Company did not receive any proceeds from these sales.

In May 2013, a secondary offering took place in which selling shareholders sold 40.7 million shares of Vantiv, Inc. Class A common stock. The Company did not receive any proceeds from these sales. In connection with the secondary offering, the Company repurchased approximately 17.5 million shares of its Class A common stock sold to the underwriters in the secondary offering for $400 million at a price per share equal to the price paid by the underwriters to purchase the shares from the selling shareholders in the offering. The repurchased shares were retired and accounted for as a reduction to equity in the accompanying consolidated financial statements. In connection with the share repurchase, the Company incurred costs of approximately $0.6 million, which are also reflected as a reduction to equity in the accompanying consolidated statement of equity. In connection with the share repurchase, the Company refinanced our existing senior secured credit facilities, resulting in an increase in the amount of debt by approximately $650 million, $400 million of which was used to fund the share repurchase (see Note 6 - Long-Term Debt).

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August and November 2013, secondary offerings took place in which selling shareholders sold 20.0 million and 15.0 million shares, respectively, of Vantiv, Inc. Class A common stock. The Company did not receive any proceeds from these sales.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include those of Vantiv, Inc. and all subsidiaries thereof, including its majority-owned subsidiary, Vantiv Holding, LLC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All intercompany balances and transactions have been eliminated.

As of December 31, 2013, Vantiv, Inc. and Fifth Third owned interests in Vantiv Holding of 74.38% and 25.62%, respectively (see Note 9 - Controlling and Non-controlling Interests in Vantiv Holding for changes in non-controlling interests).

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification ("ASC") 810, Consolidation. Non-controlling interests represent the minority shareholders’ share of net income or loss of and equity in Vantiv Holding. Net income attributable to non-controlling interests does not include expenses incurred directly by Vantiv, Inc., including income tax expense attributable to Vantiv, Inc. All of the Company’s non-controlling interests are presented after Vantiv Holding income tax expense in the accompanying consolidated statements of income as "Net income attributable to non-controlling interests." Non-controlling interests are presented as a component of equity in the accompanying consolidated statements of financial position.

Sponsorship

In order to provide electronic payment processing services, Visa, MasterCard and other payment networks require sponsorship of non-financial institutions by a member clearing bank. In June 2009, the Company entered into a ten-year agreement with Fifth Third (the "Sponsoring Member"), to provide sponsorship services to the Company. The Company also has agreements with certain other banks that provide sponsorship into the card networks.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•
Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, residual payments made to ISOs, technology partners, merchant banks and other third party partners and advertising and promotional costs.

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

•
Non-operating expenses consist of charges related to the refinancing of the Company’s senior secured credit facilities (see Note 6 - Long-Term Debt) in May 2013 and March 2012, the early termination of the Company’s interest rate swaps (see Note 8 - Derivatives and Hedging Activities) in connection with the March 2012 debt refinancing and a one-time activity fee of $6.0 million assessed by MasterCard as a result of the Company's IPO.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Vantiv, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Vantiv, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 16 - Net Income Per Share for further discussion.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of December 31, 2013 and 2012 the Company had recorded no valuation allowances against deferred tax assets. See Note 14 - Income Taxes for further discussion of income taxes.

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

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of December 31, 2013 and 2012, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s corporate headquarters facility, furniture and equipment, software and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s corporate headquarters facility and related improvements, 2 to 10 years for furniture and equipment, 3 to 5 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

useful life of the improvement or the term of lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2013 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of December 31, 2013.

Intangible assets consist primarily of acquired customer relationships amortized over their estimated useful lives and an indefinite lived trade name not subject to amortization. The Company reviews the acquired customer relationships for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of December 31, 2013, there have been no such events or circumstances that would indicate potential impairment. The indefinite lived trade name is tested for impairment annually. The Company performed its most recent annual trade name impairment test as of July 31, 2013, which indicated there was no impairment. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of the trade name as of December 31, 2013.

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

Derivatives

The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging. This guidance establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the statement of financial position at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in accumulated other comprehensive income ("AOCI") and will be recognized in the statement of income when the hedged item affects earnings. For a derivative that does not qualify as a hedge ("free-standing derivative"), changes in fair value are recognized in earnings. The Company does not enter into derivative financial instruments for speculative purposes.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This amendment requires companies to disclose, in a single location within the financial statements or footnotes, reclassifications out of AOCI separately for each component of other comprehensive income. For significant reclassifications, the disclosure is required to include the respective line items in net earnings affected by the reclassification. The amendment is effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. The Company's adoption of this principle did not have a material impact on our accompanying consolidated financial statements.

2. BUSINESS COMBINATIONS

Acquisition of Element Payment Services, Inc.

On July 31, 2013, the Company completed the acquisition of Element Payment Services, Inc. ("Element"), acquiring all of the outstanding voting interest. Element is a provider of fully integrated payment processing solutions for ISVs. This acquisition provides the Company with strategic capabilities to partner with ISVs and positions the Company to increase its presence in the integrated payments market.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of the acquired workforce and growth opportunities, none of which qualifies as an identifiable intangible asset. The preliminary purchase price allocation is as follows (in thousands):

Current assets	$11,359
Equipment and software	8,193
Goodwill	135,068
Customer relationship intangible assets	29,300
Trade name	500
Current liabilities	(8,189)
Deferred tax liabilities	(13,772)
Total purchase price	$162,459

Customer relationship intangible assets and the trade name have weighted average useful lives of 10 years and 1 year, respectively.

The pro forma results of the Company reflecting the acquisition of Element were not material to our financial results and therefore have not been presented.

Acquisition of Litle & Co., LLC

On November 30, 2012, the Company completed the acquisition of Litle & Co., LLC ("Litle"), acquiring all of the outstanding voting interests. Litle is an ecommerce payment processor, providing a fully-integrated payments solution for companies that sell goods and services to consumers over the internet and through direct response marketing. This acquisition significantly increases the Company's capabilities in ecommerce, expands its customer base of online merchants, and enables the delivery of Litle's innovative ecommerce solutions to the Company's clients.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, all of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of tax benefits resulting from the acquisition, the acquired workforce and growth opportunities, none of which qualifies as an amortizable intangible asset. The final purchase price allocation is as follows (in thousands):

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Current assets	$10,326
Property and equipment	13,503
Non-current assets	30
Goodwill	276,171
Customer relationship intangible assets	73,600
Trade name	1,300
Current liabilities	(14,341)
Total purchase price	$360,589

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

3. PROPERTY, EQUIPMENT AND SOFTWARE

A summary of the Company's property, equipment and software is as follows (in thousands):

	Estimated Useful Life	December 31, 2013	December 31, 2012
Building and improvements	15 - 40 years	$18,645	$18,645
Furniture and equipment	2 - 10 years	88,650	75,913
Software	3 - 5 years	204,222	146,322
Leasehold improvements	3 - 10 years	5,162	3,558
Work in progress		38,039	16,304
Accumulated depreciation		(137,385)	(85,802)
Total		$217,333	$174,940

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2013, 2012 and 2011 was $56.8 million, $40.7 million and $31.7 million, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill through December 31, 2013 is as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2011	$957,524	$574,850	$1,532,374
Goodwill attributable to acquisition of Litle	272,218	—	272,218
Balance as of December 31, 2012	1,229,742	574,850	1,804,592
Goodwill attributable to acquisition of Litle (1)	3,953	—	3,953
Goodwill attributable to acquisition of Element	135,068	—	135,068
Balance as of December 31, 2013	$1,368,763	$574,850	$1,943,613

(1) Amount represents adjustments to goodwill associated with the acquisition of Litle as a result of the finalization of purchase accounting.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets consist primarily of acquired customer relationships and trade names. The useful lives of customer relationships are determined based on forecasted cash flows, which include estimates for customer attrition associated with the underlying portfolio of customers acquired. The customer relationships acquired in conjunction with acquisitions are amortized based on the pattern of cash flows expected to be realized taking into consideration expected revenues and customer attrition, which are based on historical data and the Company's estimates of future performance. These estimates result in accelerated amortization on certain acquired assets. The trade name acquired in conjunction with the Company's acquisition of NPC Group, Inc. ("NPC") in 2010 is expected to remain in use for the foreseeable future and has therefore been deemed an indefinite lived intangible asset not subject to amortization. The trade name is reviewed for impairment on an annual basis. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

As of December 31, 2013 and 2012, the Company's intangible assets consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Customer relationship intangible assets	$1,234,042	$1,212,919
Trade name - indefinite lived	41,000	41,000
Trade name - finite lived	500	1,300
Customer portfolios and related assets	26,422	16,780
	1,301,964	1,271,999

Less accumulated amortization on:
Customer relationship intangible assets	496,906	383,962
Trade name - finite lived	208	—
Customer portfolios and related assets	9,518	3,501
	506,632	387,463
	$795,332	$884,536

As of December 31, 2013 and 2012, finite-lived intangible assets had estimated remaining weighted-average lives of 7.1 years and 7.6 years, respectively. Amortization expense on intangible assets for the years ended December 31, 2013, 2012 and 2011 was $128.6 million, $119.9 million and $123.6 million, respectively.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

2014	$127,599
2015	121,141
2016	116,268
2017	111,813
2018	108,856

5. CAPITAL LEASES

The Company has various lease agreements for equipment that are classified as capital leases. The cost of equipment under capital leases as of December 31, 2013 and 2012 of approximately $20.4 million and $20.9 million, respectively, is included on the accompanying statements of financial position within property and equipment. Depreciation expense associated with capital leases for the years ended December 31, 2013, 2012 and 2011 was $6.7 million, $4.1 million and $3.6 million, respectively.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The future minimum lease payments required under capital leases and the present value of net minimum lease payments as of December 31, 2013 are as follows (in thousands):

Amount
2014	$4,593
2015	4,990
2016	4,990
2017	2,378
Total minimum lease payments	16,951
Less: Amount representing interest	(581)
Present value of minimum lease payments	16,370
Less: Current maturities of capital lease obligations	(4,326)
Long-term capital lease obligations	$12,044

6. LONG-TERM DEBT

As of December 31, 2013 and 2012, the Company’s debt consisted of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
$1,850.0 million term A loan, maturing on May 15, 2018, and bearing interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 1.92% at December 31, 2013) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	$1,803,750	$—
$1,000.0 million term A loans, expiring on March 27, 2017, bearing interest payable quarterly based on the Company’s leverage ratio at a variable base rate (LIBOR) plus a spread rate (175 to 250 basis points) (total rate of 2.46% at December 31, 2012) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	—	962,500
$250.0 million term B loans, expiring on March 27, 2019, bearing interest payable quarterly at a variable base rate (LIBOR) plus a spread rate (275 basis points) with a floor of 100 basis points (total rate of 3.75% at December 31, 2012) and amortizing on a basis of 1.0% per year with a balloon payment due at maturity	—	248,125
Borrowings under revolving credit facility (rate of 4.50% at December 31, 2012)	—	40,000
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at December 31, 2013)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(92,500)	(92,500)
Less: Original issue discount	(2,631)	(4,651)
Note payable and note payable to related party	$1,718,750	$1,163,605

May 2013 Debt Refinancing

In May 2013, the Company entered into a $1.85 billion term A loan, of which a portion of the proceeds were used to repay the existing senior secured credit facilities which consisted of term A and term B loans with an aggregate outstanding balance of approximately $1.2 billion. The related revolving credit facility was also terminated. In addition to the new term A loan, the new debt agreement includes a $250 million revolving credit facility. The maturity date and debt service requirements relating to the new term A loan are listed in the table above. The revolving credit facility matures in May 2018 and includes a $75 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year.

As of December 31, 2013, Fifth Third held $343.6 million of the term A loans.

March 2012 Debt Refinancing

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Upon the completion of the Company’s IPO, the Company used net proceeds and cash on hand of $538.9 million to repay outstanding debt under the Company’s 2011 refinanced debt agreement discussed below. Contemporaneous with the repayment, the Company refinanced the remaining debt outstanding under the 2011 refinanced debt agreement, which consisted of two tranches, "term B-1" and "term B-2", and terminated its $150.0 million revolving credit facility.

The first lien loan agreement of the 2011 refinanced debt was refinanced into a new loan agreement consisting of term A loans and term B loans and a $250.0 million revolving credit facility. As of the date of refinancing, the term A loans and term B loans had balances of $1,000.0 million and $250.0 million, respectively. The maturity dates and debt service requirements related to the term A loans and term B loans are listed in the table above. The revolving credit facility matured in March 2017 and included a $75.0 million swing line facility and a $40.0 million letter of credit facility. As of December 31, 2012, $40.0 million was borrowed under the revolving credit facility. This borrowing was repaid in January 2013. The commitment fee rate for the unused portion of the revolving credit facility was 0.50% per year.

As of December 31, 2012, Fifth Third held $308.0 million, of the term A loans and $12.8 million of the $40.0 million borrowed under the revolving credit facility.

May 2011 Debt Refinancing

On May 17, 2011, the Company refinanced $1,771.1 million of debt outstanding under the existing first and second lien loan agreements (the "original debt"). Outstanding debt under the original first and second lien loan agreements was $1,571.1 million and $200.0 million, respectively, and matured in November 2016 and 2017, respectively.

The original debt was refinanced into a single first lien loan agreement (the "2011 refinanced debt") consisting of two tranches, "term B-1" and "term B-2," and a $150.0 million revolving credit facility. As of the date of refinancing, term B-1 had a balance of $1,621.1 million, while term B-2 carried a non-amortizing balance of $150.0 million. The original second lien loan agreement was repaid in connection with the refinancing. The maturity dates of term B-1 and term B-2 were November 3, 2016 and 2017, respectively. The revolving credit facility was to mature on November 3, 2015. The primary change under the 2011 refinanced debt was the reduced applicable interest rate.

Original Issue Discount and Deferred Financing Fees

2013 Debt Refinancing
As a result of the Company's May 2013 debt refinancing discussed above, the Company expensed approximately $20.0 million, which consisted primarily of the write-offs of unamortized deferred financing fees and original issue discount ("OID") associated with the component of the refinancing accounted for as a debt extinguishment. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2013. At December 31, 2013, deferred financing fees of approximately $17.9 million and OID of approximately $2.6 million are recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statement of financial position. Fifth Third participated in the debt both prior and subsequent to the refinancing pursuant to terms and conditions consistent with third-party lenders, and therefore the refinancing of the component of the Company's debt held by Fifth Third was treated consistently with the overall refinancing.
2012 Debt Refinancing
As a result of the Company's 2012 debt refinancing discussed above, the Company expensed approximately $55.6 million, which consisted primarily of the write-offs of unamortized deferred financing fees and OID associated with the component of the refinancing accounted for as a debt extinguishment, as well as a call premium equal to 1% of the outstanding balance of the original debt, or approximately $12.2 million. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2012. At December 31, 2012, deferred financing fees of approximately $14.0 million and OID of approximately $4.7 million are recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statement of financial position. Fifth Third participated in the debt both prior and subsequent to the refinancing pursuant to terms and conditions consistent with third-party lenders, and therefore the refinancing of the component of the Company's debt held by Fifth Third was treated consistently with the overall refinancing.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2011 Debt Refinancing
As a result of the Company's 2011 debt refinancing discussed above, the Company expensed approximately $13.7 million, which consisted primarily of the write-offs of unamortized deferred financing fees and OID associated with the component of the refinancing accounted for as a debt extinguishment, as well as a call premium equal to 2% of the outstanding balance of the original debt, or approximately $4.0 million. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2011.
Guarantees and Security

Our debt obligations at December 31, 2013 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Loan Agreement) in substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $5 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the loan agreement for the debt, which are tested quarterly. At December 31, 2013, the Company was in compliance with these covenants.

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

7. TAX RECEIVABLE AGREEMENTS

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

Obligations of the Company under the TRA have been created as a result of the purchase of Vantiv Holding units from Fifth Third in connection with the underwriters' exercise of their option to purchase additional shares of the Company’s Class A common stock subsequent to the IPO, as well as through the exchange by Fifth Third of Class B units of Vantiv Holding for Vantiv, Inc. Class A common stock in subsequent secondary offerings, as discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On October 23, 2013, the Company entered into substantially identical tax receivable termination agreements with Advent and JPDN to terminate the obligations owed to them under the TRAs discussed above. Under the terms of the tax receivable termination agreements, the Company paid approximately $112 million to Advent and $0.5 million to JPDN to settle approximately $254 million of obligations under the TRAs. As Advent and JPDN are considered related parties of the Company, the difference between the TRA payment amount and the liabilities settled was recorded as an addition to paid-in capital. As a result of the termination agreements, the TRAs with Advent and JPDN were terminated and the Company has no further obligations to Advent or JPDN under the TRAs.  The Company remains obligated to pay amounts due to Fifth Third Bank under its TRA. Advent is a stockholder of the Company and JPDN is an affiliate of the Company’s president and chief executive officer. A special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the tax receivable termination agreements.

The Company will retain the benefit of the remaining 15% of the cash savings associated with the Fifth Third TRAs. As a result of the termination agreements with Advent and JPDN, the Company will retain 100% of the cash savings associated with their respective TRAs.

The following table reflects TRA activity and balances for the years ended December 31, 2013 and 2012 (in thousands):

	IPO Transaction	2012 Secondary Offerings	Balance as of December 31, 2012	2013 Secondary Offerings	TRA Settlements	Balance as of December 31, 2013
TRA with Fifth Third Bank	$11,100	$154,000	$165,100	$329,400	$—	$494,500
TRA with Advent	183,800	—	183,800	—	(183,800)	—
TRA with all pre-IPO investors	134,100	—	134,100	—	(68,900)	65,200
TRA with JPDN	1,700	—	1,700	—	(1,700)	—
Total	$330,700	$154,000	$484,700	$329,400	$(254,400)	$559,700

As a result of the exchanges of units of Vantiv Holding and TRA settlements discussed above, the Company recorded a deferred tax asset of $373.5 million associated with the increase in tax basis. The Company recorded a corresponding reduction to paid-in capital for the difference between the TRA liability and the related deferred tax asset.

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

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year.  Therefore, the Company was not required to make any payments under the TRAs during the year ended December 31, 2013.  The first contractually obligated payment

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

under the TRA obligations, approximately $8.6 million, was paid during January 2014. The payment is recorded as current portion of tax receivable agreement obligations to related parties on the accompanying consolidated statement of financial position. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

8. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of December 31, 2013, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. These swaps are designated as cash flow hedges for accounting purposes.

Accounting for Derivative Instruments

The Company recognizes derivatives in other non-current assets or liabilities in the accompanying consolidated statements of financial position at their fair values. Refer to Note 15 - Fair Value Measurements for a detailed discussion of the fair value of its derivatives. The Company designates its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable-rate debt.

The Company formally documents all relationships between hedging instruments and underlying hedged transactions, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. A formal assessment of hedge effectiveness is performed both at inception of the hedge and on an ongoing basis to determine whether the hedge is highly effective in offsetting changes in cash flows of the underlying hedged item. Hedge effectiveness is assessed using a regression analysis. If it is determined that a derivative ceases to be highly effective during the term of the hedge, the Company will discontinue hedge accounting for such derivative.

The Company’s interest rate swaps qualify for hedge accounting under ASC 815, Derivatives and Hedging. Therefore, the effective portion of changes in fair value were recorded in AOCI and will be reclassified into earnings in the same period during which the hedged transactions affected earnings.

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of December 31, 2013, the Company had 16 outstanding interest rate swaps with a combined notional balance of $1.4 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017 that were designated as cash flow hedges of interest rate risk. Fifth Third is the counterparty to 5 of the 16 outstanding interest rate swaps with notional balances ranging from $318.8 million to $262.5 million.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	December 31, 2013	December 31, 2012
Interest rate swaps	Other long-term assets	$4,545	$—
Interest rate swaps	Other long-term liabilities	$3,728	$—

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of December 31, 2013, the Company estimates that $2.1 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2012, as a result of the refinancing of the Company’s debt during March 2012, the Company accelerated the reclassification of amounts in accumulated other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming probable of not occurring.  The accelerated amounts were a loss of approximately $31.1 million, which was recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2012.

The table below presents the effect of the Company’s interest rate swaps on the accompanying consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in OCI (effective portion) (1)	$244	$(4,256)	$(36,643)
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	(573)	(2,600)	(7,220)
Amount of loss recognized in earnings (2)	—	(31,079)	(3,492)

(1)	"OCI" represents other comprehensive income.

(2)
For the year ended December 31, 2012, amount represents loss due to missed forecasted transaction and is recorded as a component of non-operating expenses in the accompanying consolidated statement of income. For the year ended December 31, 2011, amount represents ineffectiveness and is recorded as a component of interest expense—net in the accompanying consolidated statement of income.

Credit Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.2 million. As of December 31, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at their termination value of $2.2 million.

9. CONTROLLING AND NON-CONTROLLING INTERESTS IN VANTIV HOLDING

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Vantiv, Inc. owns a controlling interest in Vantiv Holding, and therefore consolidates the financial results of Vantiv Holding and records non-controlling interest for the economic interests in Vantiv Holding held by Fifth Third, with respect to periods subsequent to the IPO, and held by Fifth Third and JPDN, with respect to periods prior to the IPO. In connection with the IPO, various recapitalization and reorganization transactions were executed, as discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies. Further, as discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, the Exchange Agreement entered into prior to the IPO provides for a 1 to 1 ratio between the units of Vantiv Holding and the common stock of Vantiv, Inc.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2013, Vantiv, Inc.’s interest in Vantiv Holding was 74.38%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	JPDN	Total
As of December 31, 2011	50,930,455	48,933,182	136,363	100,000,000
% of ownership	50.93%	48.93%	0.14%
Recapitalization transactions:
Incremental units as a result of split	38,585,162	37,072,018	103,309	75,760,489
JPDN exchange of units for Class A common stock	239,672	—	(239,672)	—
IPO transactions:
Issuance of Class A units of Vantiv Holding in connection with issuance of Class A common stock to public	31,498,064	(2,086,064)	—	29,412,000
Issuance of Class A units of Vantiv Holding in connection with issuance of Class A common stock under equity plan	8,716,141	—	—	8,716,141
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with December 2012 secondary offering	13,700,000	(13,700,000)	—	—
Equity plan activity (a)	(1,425,814)	—	—	(1,425,814)
As of December 31, 2012	142,243,680	70,219,136	—	212,462,816
% of ownership	66.95%	33.05%	—%
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with 2013 secondary offerings	21,396,310	(21,396,310)	—	—
Share repurchases	(20,903,669)	—	—	(20,903,669)
Equity plan activity (a)	(977,640)	—	—	(977,640)
As of December 31, 2013	141,758,681	48,822,826	—	190,581,507
% of ownership	74.38%	25.62%	—%

(a)
Includes repurchase of Class A common stock to satisfy employee tax withholding obligations, forfeitures of restricted Class A common stock awards and the conversion of restricted stock units to Class A common stock.

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $260.2 million has been recognized during the year ended December 31, 2013 in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on ownership interests in Vantiv Holding at the time of the secondary offerings in 2013.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests in Vantiv Holding as discussed above (in thousands):

	Year Ended December, 31
	2013	2012	2011
Net income	$208,140	$110,758	$84,810
Items not allocable to non-controlling interests:
Miscellaneous expenses (a)	—	—	861
Vantiv, Inc. income tax expense (b)	58,520	21,274	13,310
Vantiv Holding net income	266,660	132,032	98,981
Net income attributable to non-controlling interests (c)	$74,568	$53,148	$48,570

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the separation from Fifth Third, Fifth Third received a warrant that allows for the purchase of up to 20.4 million Class C Non-Voting Units of Vantiv Holding. The warrant is exercisable, in whole or in part, and from time to time, but not during a restricted period. A restricted period means a period during which Vantiv Holding (or any successor thereto) is treated as a partnership for U.S. federal income tax purposes; provided that the restricted period shall terminate upon the earlier of (i) a change of control, and (ii) in the event Vantiv, Inc. is no longer a public company owning Vantiv Holding, both as defined in the warrant agreement. In addition, the warrant is exercisable if Fifth Third delivers an opinion of counsel to Vantiv Holding that concludes, based on any Treasury regulations or guidance then in effect, that the exercise of the warrant will not cause an immediate taxable event to the other members of Vantiv Holding. The warrant expires upon the earliest to occur of the 20th anniversary of the issue date or a change of control where the price paid per unit in such change of control minus the exercise price of the warrant in less than zero. Fifth Third is entitled to purchase the underlying Units of the warrant at a price of $15.98 per unit. The warrant was valued at approximately $65.4 million at June 30, 2009, the issuance date, using a Black-Scholes option valuation model using probability weighted scenarios, assuming expected terms of 10 to 20 years, expected volatilities of 37.5% to 44.4%, risk free rates of 4.03% to 4.33% and expected dividend rates of 0%. The expected volatilities were based on historical and implied volatilities of comparable companies assuming similar expected terms. The warrant is recorded as a component of the non-controlling interest on the accompanying statements of financial position as of December 31, 2013 and 2012.

10. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Leases

The Company leases office space under non-cancelable operating leases that expire between March 2014 and December 2045. Future minimum commitments under these leases are as follows (in thousands):

Year Ending December 31,
2014	$5,455
2015	3,601
2016	2,356
2017	1,695
2018	1,337
Thereafter	9,404
Total	$23,848

Rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $7.0 million, $6.6 million and $9.8 million, respectively. Rent expense for 2011 primarily reflects the lease agreement between the Company and Fifth Third entered into on July 1, 2009.

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

11. EMPLOYEE BENEFIT PLANS

The Company offers a defined contribution savings plan to virtually all Company employees. The plan provides for elective, tax-deferred participant contributions and Company matching contributions.

Expenses associated with the defined contribution savings plan for the years ended December 31, 2013, 2012 and 2011 were $5.9 million, $4.5 million and $3.6 million, respectively.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. CAPITAL STOCK

Common Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 890,000,000 shares of Class A common stock with a par value of $0.00001 per share and 100,000,000 shares of Class B common stock with no par value per share. The Class A and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders; however, the holders of shares of Class B common stock shall be limited to voting power, including voting power associated with any Class A common stock held, of 18.5% at any time other than in connection with a stockholder vote with respect to a change of control. Also, holders of Class B common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to the holders of Class A common stock. The holders of Class B common stock hold one share of Class B common stock for each Vantiv Holding Class B unit they hold.  The Class B units of Vantiv Holding may be exchanged for shares of Class A common stock on a one-for-one basis or, at the Company's option, for cash.  Upon exchange of any Class B units of Vantiv Holding, an equal number of shares of Class B common stock automatically will be cancelled.  The Class A common stock and Class B common stock vote together as a single class, except that the holders of Class B common stock are entitled to elect a number of the Company's directors equal to the percentage of the voting power of all of the outstanding common stock represented by the Class B common stock but not exceeding 18.5% of the board of directors. Fifth Third holds all of the issued and outstanding Class B common stock.

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, on March 21, 2012, the Company completed the IPO of its Class A common stock. In the IPO, an aggregate of 33,823,800 shares of Class A common stock were issued and sold to the public (including 4,411,800 Class A shares representing an over-allotment option granted by the Company and the selling stockholders to the underwriters in the IPO) at a price per share of $17.00. In conjunction with the IPO, the Company also issued 86,005,200 shares of Class B common stock to Fifth Third. As of December 31, 2013, 141,758,681 shares of Class A common stock and 48,822,826 shares of Class B common stock were issued and outstanding.

On October 22, 2013, the Company's board of directors approved a program to repurchase up to $137 million of the Company's Class A common stock. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases is determined by management based on an evaluation of market conditions, stock price, and other factors. As of December 31, 2013, approximately 3.5 million shares have been repurchased under this program for approximately $103 million. The repurchased shares were immediately retired. The Company may discontinue purchases at any time that management determines additional purchases are not warranted.

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2013, there was no preferred stock outstanding.

Dividend Restrictions

Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.'s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. The amounts available to Vantiv, Inc. to pay cash dividends are also subject to the covenants and restrictions in its subsidiaries' loan agreements.

13. SHARE-BASED COMPENSATION PLANS

Prior to the IPO, certain employees and directors of Vantiv Holding participated in the Phantom Equity Plan. As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, in connection with the IPO, outstanding awards under the Phantom Equity Plan were converted into unrestricted and restricted Class A common stock, issued under the 2012 Equity Incentive Plan.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Phantom Equity Plan

Effective June 30, 2009, Vantiv Holding established the Phantom Equity Plan for certain employees and directors. The aggregate number of units that were available to be issued under the Phantom Equity Plan was limited to approximately 15.3 million. Awards under the Phantom Equity Plan vested upon either the occurrence of certain events ("Time Awards") or the achievement of specified performance goals ("Performance Awards"). Time Awards fully vested on the earliest of the fifth anniversary of the grant date, subject to the participant’s continued service through the end of the seventh anniversary of the grant date, or the date of the consummation of a change of control. The Performance Awards contained certain vesting conditions that were triggered upon the earlier of the consummation of a change of control or an IPO. Vantiv Holding had the choice to settle both Time Awards and Performance Awards in either cash or equity units, except in the event of an IPO, which required settlement in equity shares.

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

The table below presents the number and weighted-average grant-date fair value of non-vested Time Awards at the beginning and end of the year, as well as those granted, vested and forfeited during the year ended December 31, 2011.

	Year Ended
	December 31, 2011
	Number	Fair Value
Non-vested, beginning of period	7,669,121	$3.74
Granted	1,156,479	3.68
Vested	—	—
Forfeited	(94,324)	3.74
Non-vested, end of period	8,731,276	$3.97

The value of the Time Awards granted during the year ended December 31, 2011 was estimated using the Black-Scholes option pricing model, which incorporated the weighted-average assumptions below:

2011
Expected option life at grant (in years)	7.0
Expected volatility	35.0%
Expected dividend yield	—%
Risk-free interest rate	2.6%

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

The value of Performance Awards outstanding at December 31, 2011 was approximately $17.1 million. However, no compensation expense attributable to Performance Awards was recognized during the year ended December 31, 2011 as the achievement of related performance conditions was not deemed probable.

During 2012, prior to the IPO there were no new grants or vestings under the Phantom Equity Plan. Activity under the Phantom Equity Plan during 2012 prior to the IPO consisted only of forfeitures of 92,274 awards. There were no exercisable Time Awards or Performance Awards outstanding at December 31, 2011.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Upon the Company's IPO, 3,560,223 shares of restricted Class A common stock were issued in connection with the conversion of Performance Awards under the Phantom Equity Plan.  The fair value of restricted Class A common stock was based on the IPO price of $17.00 per share. Prior to the IPO, the occurrence of a qualifying event underlying the Performance Awards had not been considered probable, thus, no compensation expense related to the Performance Awards had been recognized. The conversion of Performance Awards into restricted Class A common stock was accounted for in accordance with ASC 718, Compensation — Stock Compensation, as an "improbable-to-probable" modification. As such, the Company began recognizing compensation expense associated with the converted Performance Awards on a straight-line basis over the three-year vesting period of the underlying restricted Class A common stock based on the fair value of restricted Class A common stock on the date the awards were granted.

The following table presents the number and weighted-average grant date fair value of the restricted stock awards at December 31, 2013:

	Time Awards Converted to Restricted Class A Common Stock	Weighted Average Grant Date Fair Value	Performance Awards Converted to Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	1,994,949	$4.04	3,342,811	$17.00
Conversion of Restricted Class A common stock to Class A common stock upon vesting	(868,841)	4.04	(1,110,395)	17.00
Forfeitures	(176,019)	3.99	(176,602)	17.00
Non-vested at December 31, 2013	950,089	$4.02	2,055,814	$17.00

Restricted Stock Units

Also in connection with the IPO, the Company issued 74,110 restricted stock units to members of the Company’s board of directors, which vest on the earlier of one year from the date of the grant or the next annual stockholder meeting and will be settled in shares of Class A common stock following the termination of the director’s service. Additionally, upon the IPO, the Company issued a total of 231,100 restricted stock units to 2,311 active employees of the Company, with each employee receiving 100 restricted stock units. Subject to recipients’ continued service, these units will cliff vest on the fourth anniversary of the IPO. Subsequent to the IPO, the Company has continued to issue restricted stock units to directors and certain employees, which typically vest on the first anniversary of the grant date (for directors) and in equal annual increments over three to four years beginning on the first anniversary of the date of grant (for employees). The grant date fair value of the restricted stock units is based on the quoted fair market value of our common stock at the award date.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the number and weighted-average grant date fair value of the restricted stock units at December 31, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	299,826	$17.87
Granted	556,321	24.83
Vested	(3,419)	20.51
Forfeited	(50,584)	18.73
Non-vested at December 31, 2013	802,144	$22.63

Stock Options

During the year ended December 31, 2013, the Company granted 659,938 stock options to certain key employees. The stock options vest in 25% annual increments beginning on the first anniversary of the date of grant, subject to the participant's continued service through each such vesting date. All stock options are nonqualified stock options and expire on the tenth anniversary of the grant date.

The following table summarizes stock option activity for the year ended December 31, 2013:

	Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2012	—	$—
Granted	659,938	7.10
Exercised	—	—
Expired	—	—
Forfeited	(10,325)	7.10
Outstanding options at December 31, 2013	649,613	$7.10	9.16	$6,925

There were no stock options exercisable at December 31, 2013.

The weighted-average grant date fair value of $7.10 was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

2013
Expected option life at grant (in years)	6.25
Expected volatility	30.60%
Expected dividend yield	—%
Risk-free interest rate	1.15%

The expected option life represents the period of time the stock options are expected to be outstanding and is based on the "simplified method" allowed under SEC guidance. The Company used the "simplified method" due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Since the Company's publicly traded stock history is relatively short, expected volatility is based on the Company's historical volatility and the historical volatility of a group of peer companies. The Company does not intend to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant.

Performance Share Units

During the first quarter of 2013, the Company issued to certain employees 213,449 performance share units.  Subject to the achievement of certain financial performance measures, these performance share units vest on the third anniversary of the grant date.  Participants have the right to earn 0% to 200% of the target number of shares of the Company’s Class A

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

common stock, determined by the level of achievement of financial performance measures during the performance period, which began on January 1, 2013 and extends through December 31, 2015.

During the fourth quarter of 2013, the Company issued 62,962 performance share units to certain employees which will vest 50% in 2015 and 50% in 2016, subject to the achievement of financial performance goals.

Also during the fourth quarter of 2013, the Company issued 157,419 performance share units that vest in 2014, subject to certain non-financial performance goals.

The weighted-average grant date fair value of the performance share units is based on the quoted fair market value of our common stock on the grant date. There were no performance share units outstanding at the beginning of the period, and no performance share units vested during the period.

The following table presents the number and weighted-average grant date fair value of the performance share units at December 31, 2013:

	Performance Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	—	$—
Granted	433,830	26.93
Vested	—	—
Forfeited	(3,340)	21.95
Non-vested at December 31, 2013	430,490	$26.97

For the years ended December 31, 2013, 2012 and 2011, total share-based compensation expense was $29.7 million, $33.4 million and $3.0 million, respectively. Related tax benefits totaled $8.5 million in 2013, $9.9 million in 2012 and $0.8 million in 2011. At December 31, 2013, there was approximately $53.9 million of share-based compensation expense not yet recognized. This expense is expected to be recognized over a remaining weighted-average period of approximately 1.9 years.

14. INCOME TAXES

In accordance with ASC Topic 740, Income Taxes, income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax liabilities and assets, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using the enacted statutory tax rates and are adjusted for any changes in such rates in the period of change. Vantiv, Inc. is taxed as a C Corporation, which is subject to both federal and state taxation at a corporate level. Therefore, tax expense and deferred tax assets and liabilities reflect such status.

The following is a summary of applicable income taxes (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current income tax expense:
U.S. income taxes	$48,494	$40,747	$(1,462)
State and local income taxes	3,926	5,754	2,638
Total current tax expense	52,420	46,501	1,176
Deferred income tax expense:
U.S. income taxes	30,264	366	30,997
State and local income taxes	1,076	(14)	136
Total deferred tax expense	31,340	352	31,133
Applicable income tax expense	$83,760	$46,853	$32,309

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the U.S. income tax rate and the Company's effective tax rate for all periods is provided below:

	Year Ended December 31,
	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes-net of federal benefit	2.7	3.1	4.1
Change in state and local tax law	—	(0.2)	(1.3)
Non-controlling interest	(8.5)	(8.4)	(11.0)
Other-net	(0.5)	0.2	0.3
Effective tax rate	28.7%	29.7%	27.1%

Deferred income tax assets and liabilities are comprised of the following as of December 31 (in thousands):

	2013	2012
Deferred tax assets
Net operating losses	$24,001	$30,764
Employee benefits	126	40
Other assets	760	217
Other accruals and reserves	2,922	748
Partnership basis	363,514	141,892
Deferred tax assets	391,323	173,661
Deferred tax liabilities
Property and equipment	(5,925)	(1,723)
Goodwill and intangible assets	(52,606)	(32,278)
Deferred tax liability	(58,531)	(34,001)
Deferred tax asset-net	$332,792	$139,660

As part of the acquisition of NPC, the Company acquired federal and state tax loss carryforwards. As of December 31, 2013, the cumulative federal and state tax loss carryforwards were approximately $66.7 million and $5.4 million, respectively. Federal tax loss carryforwards will expire between 2027 and 2030, and state tax loss carryforwards will expire between 2015 and 2030.

The partnership basis included in the above table is the result of a difference between the tax basis and book basis of Vantiv, Inc.'s investment in Vantiv Holding. Vantiv Holding, a pass through entity for tax purposes, has an Internal Revenue Code election in place to adjust the tax basis of partnership property to fair market value related to the portion of the partnership interest transferred, including exchanges of units of Vantiv Holding by its members. Included in partnership basis in the table above are deferred tax assets resulting from the increase in tax basis generated by the exchange of units of Vantiv Holding by Fifth Third and JPDN in connection with the IPO and subsequent secondary offerings. During the year ended December 31, 2012, in connection with these exchanges, the Company recorded liabilities under the TRAs of $166.8 million and deferred tax assets of $138.0 million, with a corresponding reduction to paid in capital for the difference. During the year ended December 31, 2013, in connection with the secondary offerings and related exchanges which took place in May and August 2013, the Company recorded liabilities under the TRAs of $329.4 million and deferred tax assets of $235.9 million, with a corresponding reduction to paid in capital for the difference. See Note 7 - Tax Receivable Agreements for further discussion of TRAs.

Deferred tax assets are reviewed to determine whether the available evidence allows the Company to recognize the tax benefits. To the extent that a tax asset would be not be recognized, the Company records a valuation allowance against the deferred tax assets. The Company has recorded no valuation allowance during the years ended December 31, 2013 or 2012.

A provision for state and local income taxes has been recorded on the statements of income for the amounts of such taxes the Company is obligated to pay or amounts refundable to the Company. At December 31, 2013 and 2012, the Company recorded an income tax receivable of approximately $4.5 million and $4.2 million, respectively.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company accounts for uncertainty in income taxes under ASC 740, Income Taxes. As of December 31, 2013 and 2012, the Company had no material uncertain tax positions. If a future liability does arise related to uncertainty in income taxes, the Company has elected an accounting policy to classify interest and penalties, if any, as income tax expense. Accordingly, a loss contingency is recognized when it is probably that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. Any amount recognized would be subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.

15. FAIR VALUE MEASUREMENTS

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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	2013			2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$4,545	$—	$—	$—	$—
Liabilities:
Interest rate swaps	$—	$3,728	$—	$—	$—	$—

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

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 8 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of December 31, 2013 and 2012 (in thousands):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$171,427	$171,427	$67,058	$67,058
Liabilities:
Note payable	1,811,250	1,815,459	1,256,105	1,262,945

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

16.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to Vantiv, Inc. by the weighted-average shares of Class A common stock outstanding during the period.

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding ("Class B units"), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an "if-converted" basis. Due to the Company's structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company's income tax expense assuming the conversion of the non-controlling interest into Class A common stock. As of December 31, 2013 and 2012, there were approximately 48.8 million and 70.2 million Class B units outstanding, respectively. During the year ended December 31, 2012, these Class B units were excluded in computing diluted net income per share because including them on an "if-converted" basis would have had an anti-dilutive effect.

In addition to the Class B units discussed above, potentially dilutive securities during the year ended December 31, 2013 included restricted stock awards, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options and performance share units. Approximately 430,490 performance share units have been excluded as the applicable performance metrics had not been met as of the reporting date.

During the year ended December 31, 2012, potentially dilutive securities included restricted stock awards and the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, in addition to the Class B units discussed above.

During the year ended December 31, 2011, potentially dilutive securities consisted of phantom equity awards issued under the Phantom Equity Plan and the warrant held by Fifth Third. Phantom equity awards issued by and settled in units of Vantiv Holding had an anti-dilutive effect on the Company’s net income per share and were therefore excluded from the calculation of diluted net income per share. The warrant held by Fifth Third was out of the money and was therefore also excluded from the calculation of diluted net income per share. Class B units of Vantiv Holding were not considered in the calculation of diluted net income per share during the year ended December 31, 2011 as the Exchange Agreement permitting the conversion of Class B units of Vantiv Holding to Class A common stock of the Company was not in place.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Year Ended December 31,
	2013	2012	2011
Basic:
Net income attributable to Vantiv, Inc.	$133,572	$57,610	$36,240
Shares used in computing basic net income per share:
Weighted-average Class A common shares	138,836,314	116,258,204	89,515,617
Basic net income per share	$0.96	$0.50	$0.40
Diluted:
Consolidated income before applicable income taxes	$291,900	$—	$—
Income tax expense excluding impact of non-controlling interest	112,382	—	—
Net income attributable to Vantiv, Inc.	179,518	57,610	36,240
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	138,836,314	116,258,204	89,515,617
Weighted-average Class B units of Vantiv Holding	57,906,592	—	—
Restricted stock awards	1,751,816	1,553,857	—
Warrant	7,522,801	4,935,301	—
Stock options	10,034	—	—
Diluted weighted-average shares outstanding	206,027,557	122,747,362	89,515,617
Diluted net income per share	$0.87	$0.47	$0.40

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income related to cash flow hedging activities was as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

		Total Other Comprehensive Income
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Year ended December 31, 2013
Net change in fair value recorded in accumulated OCI	$—	$244	$3	$247	$(252)	$(5)	$(5)
Net realized loss reclassified into earnings (a)	—	573	(157)	416	(147)	269	269
Net change	$—	$817	$(154)	$663	$(399)	$264	$264

Year ended December 31, 2012
Net realized loss reclassified into earnings (a)	$(9,514)	$29,424	$(5,495)	$23,929	$(14,415)	$9,514	$—
Net change	$(9,514)	$29,424	$(5,495)	$23,929	$(14,415)	$9,514	$—

Year ended December 31, 2011
Net change in fair value recorded in accumulated OCI	$—	$(36,643)	$6,842	$(29,801)	$17,952	$(11,849)	$(11,849)
Net realized loss reclassified into earnings (a)	—	7,219	(1,347)	5,872	(3,537)	2,335	2,335
Net change	$—	$(29,424)	$5,495	$(23,929)	$14,415	$(9,514)	$(9,514)

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net/non-operating expenses
Tax effect	Income tax expense
OCI Attributable to non-controlling interests	Net income attributable to non-controlling interests

(1) During the year ended December 31, 2013, reflects amount of loss reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and is recorded in interest expense-net. During the year ended December 31, 2012, reflects net loss due to missed forecasted transaction and is recorded as a component of non-operating expenses. During the year ended December 31, 2011, reflects ineffectiveness and is recorded as a component of interest expense-net.

18. RELATED PARTY TRANSACTIONS

In connection with the Company's separation from Fifth Third on June 30, 2009, the Company entered into various agreements which provide for services provided to or received from Fifth Third. Subsequent to the separation from Fifth Third, the Company continues to enter into various business agreements with Fifth Third. Transactions under these agreements are discussed below and throughout these notes to the accompanying consolidated financial statements. As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third currently holds 48,822,826 shares of Class B common stock representing 18.5% of the voting interests in Vantiv, Inc. and 48,822,826 Class B units of Vantiv Holding representing a 25.62% ownership interest in Vantiv Holding.

Debt Agreements

As discussed in Note 6 - Long-Term Debt, the Company had certain debt arrangements outstanding and available from Fifth Third. For the years ended December 31, 2013, 2012 and 2011, interest expense associated with these arrangements was $7.3 million, $10.2 million, and $18.4 million, respectively, and commitment fees were $0.3 million, $0.4 million, and $0.3 million, respectively.

Master Lease Agreement/Master Sublease Agreement

On July 1, 2009, the Company entered into a five-year Master Lease Agreement and a five-year Master Sublease Agreement with Fifth Third and certain of its affiliates for the lease or sublease of a number of office and/or data center locations. Related party rent expense was approximately $3.6 million, $3.7 million and $6.8 million, respectively, for the years ended December 31, 2013, 2012 and 2011. Beginning in February of 2012, this amount was substantially reduced as a result of our exercise of termination rights and the purchase and relocation to our new corporate headquarters.

Referral Agreement

On June 30, 2009, the Company entered into an exclusive referral arrangement with Fifth Third. Commercial and retail merchant clients of Fifth Third and its subsidiary depository institutions that request merchant (credit or debit card) acceptance services are referred exclusively to us. In return for these referrals and the resulting merchant relationships, we make ongoing incentive payments to Fifth Third. The agreement also provides for our referral of prospective banking clients to Fifth Third, in return for certain incentive payments. This agreement terminates in June 2019. Costs associated with this agreement totaled $0.4 million, $0.5 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Clearing, Settlement and Sponsorship Agreement and Treasury Management Agreement

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third is a member of the Visa, MasterCard and other payment network associations. Fifth Third is the Company's primary sponsor into the respective card associations. Fifth Third also provides access to certain cash and treasury management services to the Company. For the years ended December 31, 2013, 2012 and 2011, the Company paid Fifth Third approximately $2.2 million, $1.4 million and $1.2 million, respectively, for these services. As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, the Company holds certain cash and cash equivalents on deposit at Fifth Third. At

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2013 and 2012, approximately $146.3 million and $21.3 million, respectively, was held on deposit at Fifth Third. Interest income on such amounts during years ended December 31, 2013, 2012 and 2011 was approximately $1.4 million, $0.9 million, and $0.7 million, respectively.

Transition Services Agreement

In conjunction with the Company's separation from Fifth Third, the Company entered into a transition services agreement ("TSA") with Fifth Third. Under the TSA, Fifth Third provided services that were required to support the Company as a stand-alone entity during the period following the separation from Fifth Third. These services involved IT services, back-office support, employee related services, product development, risk management, legal, accounting and general business resources. The TSA terminated on October 31, 2011. Subsequent to such date, the Company continues to receive certain non-material services from Fifth Third. The total for services provided by Fifth Third for the years ended December 31, 2013, 2012 and 2011 were $0.5 million, $1.1 million and $23.2 million, respectively.

Management Agreement

In connection with the Company's separation from Fifth Third, the Company entered into a management agreement with Advent for management services including consulting and business development services related to sales and marketing activities, acquisition strategies, financial and treasury requirements and strategic planning. The Company was required to pay Advent $0.5 million the first year and $1.0 million annually thereafter. The fee is payable in full the beginning of each year and is not subject to proration if the contract is terminated prior to years end. The Company paid Advent $1.0 million during the years ended December 31, 2012 and 2011. Pursuant to its terms, the agreement was terminated in connection with the IPO.

19. SEGMENT INFORMATION

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

	Year Ended December 31, 2013
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$1,639,157	$468,920	$—	$2,108,077
Network fees and other costs	801,463	133,978	—	935,441
Sales and marketing	286,200	25,844	—	312,044
Segment profit	$551,494	$309,098	$—	$860,592

	Year Ended December 31, 2012
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$1,409,158	$454,081	$—	$1,863,239
Network fees and other costs	709,341	131,256	—	840,597
Sales and marketing	255,887	24,757	—	280,644
Segment profit	$443,930	$298,068	$—	$741,998

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2011
	Merchant Services	Financial Institution Services	General Corporate/Other	Total
Total revenue	$1,185,253	$437,168	$—	$1,622,421
Network fees and other costs	620,852	135,883	—	756,735
Sales and marketing	211,062	24,046	1,809	236,917
Segment profit	$353,339	$277,239	$(1,809)	$628,769

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total segment profit	$860,592	$741,998	$628,769
Less: Other operating costs	(200,630)	(158,374)	(143,420)
Less: General and administrative	(121,707)	(118,231)	(86,870)
Less: Depreciation and amortization	(185,453)	(160,538)	(155,326)
Less: Interest expense—net	(40,902)	(54,572)	(111,535)
Less: Non-operating expenses	(20,000)	(92,672)	(14,499)
Income before applicable income taxes	$291,900	$157,611	$117,119

20. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited results of operations on a quarterly basis for the years ended December 31, 2013 and 2012.

	Three Months Ended
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(dollars in thousands)
Revenue	$558,355	$532,347	$519,409	$497,966	$494,092	$466,736	$469,622	$432,789
Network fees and other costs	249,733	238,141	222,502	225,065	222,906	208,239	209,244	200,208
Net revenue	308,622	294,206	296,907	272,901	271,186	258,497	260,378	232,581
Sales and marketing	80,081	79,551	76,436	75,976	68,042	69,313	70,532	72,757
Other operating costs	52,462	48,340	49,268	50,560	38,572	40,376	40,417	39,009
General and administrative	33,257	27,489	29,862	31,099	31,844	28,600	29,190	28,597
Depreciation and amortization	49,025	48,604	44,528	43,296	41,357	40,618	39,667	38,895
Income from operations	$93,797	$90,222	$96,813	$71,970	$91,371	$79,590	$80,572	$53,323
Net income (loss) attributable to Vantiv, Inc.	$42,834	$35,711	$28,908	$26,119	$28,754	$24,264	$22,956	$(18,364)
Net income (loss) per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.30	$0.26	$0.21	$0.19	$0.23	$0.20	$0.19	$(0.20)
Diluted	$0.26	$0.24	$0.20	$0.18	$0.22	$0.19	$0.18	$(0.38)

Our results of operations are subject to seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically our revenues have been the strongest in the fourth quarter and weakest in our first quarter.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. SUBSEQUENT EVENT
In October 2013, the Company’s board of directors authorized a program to repurchase up to $137 million of the Company’s Class A common stock. On February 12, 2014, the board of directors authorized a program to repurchase up to an additional $300 million of the Company's Class A common stock. Purchases under the program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing and amount of any purchases will be determined by management based on an evaluation of market conditions, stock price and other factors. The Company’s share repurchase program does not obligate it to acquire any specific number or amount of shares, there is no guarantee as to the exact number or amount of shares that may be repurchased, if any, and the Company may discontinue purchases at any time that it determines additional purchases are not warranted. As of the date of this filing, no share repurchases have been transacted under the February 2014 authorization.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with the policies or procedures has deteriorated or been circumvented.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2013.

Deloitte & Touche, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vantiv, Inc.
Symmes Township, Ohio

We have audited the internal control over financial reporting of Vantiv, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 14, 2014

Item 9B. Other Information
In October 2013, the Company’s board of directors authorized a program to repurchase up to $137 million of the Company’s Class A common stock. On February 12, 2014, the board of directors authorized a program to repurchase up to an additional $300 million of the Company's Class A common stock. Purchases under the program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing and amount of any purchases will be determined by management based on an evaluation of market conditions, stock price and other factors. The Company’s share repurchase program does not obligate it to acquire any specific number or amount of shares, there is no guarantee as to the exact number or amount of shares that may be repurchased, if any, and the Company may discontinue purchases at any time that it determines additional purchases are not warranted. As of the date of this filing, no share repurchases have been transacted under the February 2014 authorization.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Vantiv's Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is available on our website (http://investors.vantiv.com) under "Corporate Governance." We will also provide a copy of these documents to any person, without charge, upon request, by writing to us at Vantiv, Inc., Investor Relations Department, 8500 Governors Hill Drive, Symmes Township, Ohio 45249. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and the location specified above.
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
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2013 regarding the Company's equity compensation plans. The only plan pursuant to which the Company has made and may currently make additional equity grants is the Vantiv, Inc. 2012 Equity Incentive Plan.

	[a]	[b]	[c]
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])

Plan category
Equity compensation plans approved by stockholders	1,933,641	$21.95	27,095,256	(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	1,933,641	$21.95	27,095,256	(2)

(1)	Column [a] includes the following outstanding equity-based awards, all of which were granted under the 2012 Equity Incentive Plan:

•	853,538 restricted stock units.

•	649,613 stock options.

•	430,490 performance share units.

(2)
The 2012 Equity Incentive Plan had 35.5 million shares initially authorized for issuance. In addition to these 35.5 million shares, the following shares will become available for grant under the 2012 Equity Incentive Plan, and, to the extent such shares became available as of December 31, 2013, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2012 Equity Incentive Plan that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; and (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally.

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

VANTIV, INC.

Dated:	February 14, 2014	By:	/s/ CHARLES D. DRUCKER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES D. DRUCKER	Chief Executive Officer, President and Director	February 14, 2014
Charles D. Drucker	(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH	Chief Financial Officer and Director	February 14, 2014
Mark L. Heimbouch	(Principal Financial and Accounting Officer)

/s/ JEFFREY STIEFLER	Chairman	February 14, 2014
Jeffrey Stiefler

/s/ LEE ADREAN	Director	February 14, 2014
Lee Adrean

/s/ GREG CARMICHAEL	Director	February 14, 2014
Greg Carmichael

/s/ GARY L. LAUER	Director	February 14, 2014
Gary L. Lauer

/s/ JOHN MALDONADO	Director	February 14, 2014
John Maldonado

/s/ DAVID MUSSAFER	Director	February 14, 2014
David Mussafer

/s/ CHRISTOPHER PIKE	Director	February 14, 2014
Christopher Pike

/s/ DANIEL POSTON	Director	February 14, 2014
Daniel Poston

/s/ THOMAS RYAN	Director	February 14, 2014
Thomas Ryan

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Master Investment Agreement among Fifth Third Bank, Fifth Third Financial Corporation, Advent-Kong Blocker Corp., Vantiv Holding, LLC (f/k/a FTPS Holding, LLC) and Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC) dated March 27, 2009 and as amended June 30, 2009.	S-1/A	333-177875	2.1	November 10, 2011
2.2	Agreement and Plan of Merger by and among NPC Group, Inc., FTPS-BG Acquisition Corp., Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC), and National Processing Holdings, LLC dated September 15, 2010.	S-1/A	333-177875	2.2	November 10, 2011
2.3	Recapitalization Agreement by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and the Vantiv, Inc. stockholders party thereto.	10-Q	001-35462	2.1	May 8, 2012
2.4	Membership Interest Purchase Agreement, dated as of October 26, 2012, by and among National Processing Company, Vantiv, LLC, Litle & Co. LLC, Litle Holdings LLC, the members named therein and Thomas J. Litle IV, as members' representative.	S-1	333-185222	2.4	November 30, 2012
3.1	Amended and Restated Certificate of Incorporation of Vantiv, Inc.	10-Q	001-35462	3.1	May 8, 2012
3.2	Amended and Restated Bylaws of Vantiv, Inc.	10-Q	001-35462	3.2	May 8, 2012
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-177875	4.1	March 14, 2012
10.1	Second Amended and Restated Limited Liability Company Agreement of Vantiv Holding, LLC.	10-Q	001-35462	10.1	May 8, 2012
10.2	Advancement Agreement by and among Vantiv Holding, LLC and Vantiv, Inc.	10-Q	001-35462	10.2	May 8, 2012
10.3	Exchange Agreement among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units from time to time party thereto.	10-Q	001-35462	10.3	May 8, 2012
10.4	Registration Rights Agreement by and among Vantiv, Inc. and the stockholders party thereto.	10-Q	001-35462	10.4	May 8, 2012
10.5	Warrant issued by Vantiv Holding, LLC (f/k/a FTPS Holding, LLC) to Fifth Third Bank.	10-Q	001-35462	10.5	May 8, 2012
10.6	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank and FTPS Partners, LLC.	10-Q	001-35462	10.6	May 8, 2012
10.7	Tax Receivable Agreement by and among Vantiv, Inc., the Advent Stockholders and Advent International Corporation.	10-Q	001-35462	10.7	May 8, 2012
10.7.1	Tax Receivable Termination Agreement, dated October 23, 2013, by and among Vantiv, Inc., the Advent Stockholders and Advent International Corporation.	10-Q	001-35462	10.1	October 24, 2013
10.8	Tax Receivable Agreement by and between Vantiv, Inc. and JPDN Enterprises, LLC.	10-Q	001-35462	10.8	May 8, 2012
10.8.1	Tax Receivable Termination Agreement, dated October 23, 2013, by and between Vantiv, Inc. and JPDN Enterprises, LLC.	10-Q	001-35462	10.2	October 24, 2013
10.9	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, the Advent Stockholders, Advent International Corporation and JPDN Enterprises, LLC.	10-Q	001-35462	10.9	May 8, 2012
10.10	Loan Agreement, dated as of May 15, 2013, among Vantiv, LLC, the Lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other agents party thereto.	10-Q	001-35462	10.1	May 20, 2013
10.11+	Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.1	November 1, 2012
10.11.1+	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for Holders of Phantom Units under the Vantiv Holding, LLC Management Phantom Equity Plan.	S-1/A	333-177875	10.24	March 5, 2012
10.11.2+	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for the Chief Executive Officer.	S-1/A	333-177875	10.38	March 14, 2012
10.11.3+	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under the Vantiv, Inc. 2012 Equity Incentive Plan.	S-1/A	333-177875	10.39	March 14, 2012

10.11.4+	Form of Restricted Stock Unit Award Agreement for Carlos Lima under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.15	February 20, 2013
10.11.5+	Form of Stock Option Grant Notice and Option Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.1	May 6, 2013
10.11.6+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.2	May 6, 2013
10.11.7+	Form of Performance Share Award Notice and Performance Share Unit Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.3	May 6, 2013
10.12+	Vantiv, LLC Executive Severance Plan.	S-1/A	333-177875	10.25	March 14, 2012
10.13+	Amended and Restated Offer Letter, dated March 15, 2012, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.26	March 16, 2012
10.14+	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Mark L. Heimbouch.	S-1/A	333-177875	10.27	March 14, 2012
10.15+	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Donald Boeding.	S-1/A	333-177875	10.34	March 14, 2012
10.16+	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Royal Cole.	S-1/A	333-177875	10.35	March 14, 2012
10.17+	Offer Letter, dated May 30, 2012, by and between Vantiv, LLC and Carlos Lima.	10-K	001-35462	10.30	February 20, 2013
10.18+	Non-Competition, Non-Solicitation and Confidentiality Agreement made as of June 30, 2009, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.28	March 5, 2012
10.19+	Form of Vantiv, LLC Non-Competition, Non-Solicitation and Confidentiality Agreement for executive officers.	S-1/A	333-177875	10.29	March 5, 2012
10.20+	Form of Indemnification Agreement.	S-1/A	333-177875	10.37	March 16, 2012
10.21†	Referral Agreement, dated June 30, 2009, by and between Vantiv, LLC and Fifth Third Bancorp.	S-1/A	333-177875	10.11	March 14, 2012
10.22†	Master Services Agreement, dated as of June 30, 2009, by and between Fifth Third Bancorp and Vantiv, LLC.	S-1/A	333-177875	10.12	March 14, 2012
10.22.1†	Amendment No. 1 to the Master Services Agreement between Vantiv, LLC and Fifth Third Bancorp.	S-1/A	333-177875	10.13	March 14, 2012
10.23†	Clearing, Settlement and Sponsorship Services Agreement, dated June 30, 2009, by and between Vantiv, LLC and Fifth Third Bank.	S-1/A	333-177875	10.14	March 14, 2012
10.24	Stock Repurchase Agreement, dated as of May 6, 2013	8-K	001-35462	10.1	May 9, 2013
11.1	Statement re computation of per share earnings (incorporated by reference to Notes to the Financial Statements included in Part II of this Report).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

†	Confidential treatment granted as to certain portions by the SEC.

+	Indicates a management contract or compensatory plan.