Form 10-Q
period 2014-03-31
Vantiv, Inc.
filed 2014-05-01
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
(513) 900-5250
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of March 31, 2014, there were 140,275,073 shares of the registrant’s Class A common stock outstanding and 48,822,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2014

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "continue," "could," "should," "can have," "likely," or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
External customers	$518,312	$479,159
Related party revenues	19,266	18,807
Total revenue	537,578	497,966
Network fees and other costs	249,046	225,065
Sales and marketing	78,444	75,976
Other operating costs	60,369	50,560
General and administrative	32,606	31,099
Depreciation and amortization	49,846	43,296
Income from operations	67,267	71,970
Interest expense—net	(10,554)	(9,694)
Income before applicable income taxes	56,713	62,276
Income tax expense	15,622	17,811
Net income	41,091	44,465
Less: Net income attributable to non-controlling interests	(12,955)	(18,346)
Net income attributable to Vantiv, Inc.	$28,136	$26,119
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.20	$0.19
Diluted	$0.18	$0.18
Shares used in computing net income per share of Class A common stock:
Basic	138,228,839	137,084,276
Diluted	198,949,977	214,584,791

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$41,091	$44,465
Other comprehensive income (loss), net of tax:
Loss on cash flow hedges	(1,653)	—
Comprehensive income	39,438	44,465
Less: Comprehensive income attributable to non-controlling interests	(12,379)	(18,346)
Comprehensive income attributable to Vantiv, Inc.	$27,059	$26,119

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$136,968	$171,427
Accounts receivable—net	473,229	472,196
Related party receivable	5,160	5,155
Settlement assets	522,485	127,144
Prepaid expenses	20,424	18,059
Other	9,586	13,932
Total current assets	1,167,852	807,913
Customer incentives	36,608	30,808
Property, equipment and software—net	216,918	217,333
Intangible assets—net	780,735	795,332
Goodwill	1,943,613	1,943,613
Deferred taxes	359,096	362,785
Other assets	30,102	31,769
Total assets	$4,534,924	$4,189,553
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$209,296	$233,383
Related party payable	1,789	2,381
Settlement obligations	722,925	333,649
Current portion of note payable to related party	17,621	17,621
Current portion of note payable	74,879	74,879
Current portion of tax receivable agreement obligations to related parties	22,649	8,639
Deferred income	10,001	9,053
Current maturities of capital lease obligations	4,347	4,326
Other	1,382	1,382
Total current liabilities	1,064,889	685,313
Long-term liabilities:
Note payable to related party	321,588	325,993
Note payable	1,374,187	1,392,757
Tax receivable agreement obligations to related parties	528,412	551,061
Capital lease obligations	10,855	12,044
Deferred taxes	42,263	37,963
Other	7,605	8,100
Total long-term liabilities	2,284,910	2,327,918
Total liabilities	3,349,799	3,013,231
Commitments and contingencies (See Note 4 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 140,275,073 shares outstanding at March 31, 2014; 141,758,681 shares outstanding at December 31, 2013	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 48,822,826 shares issued and outstanding at March 31, 2014; 48,822,826 shares issued and outstanding at December 31, 2013	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	587,623	597,730
Retained earnings	231,202	203,066
Accumulated other comprehensive (loss) income	(813)	264
Treasury stock, at cost; 2,026,335 shares at March 31, 2014 and 1,606,664 shares at December 31, 2013	(46,419)	(33,130)
Total Vantiv, Inc. equity	771,594	767,931
Non-controlling interests	413,531	408,391
Total equity	1,185,125	1,176,322
Total liabilities and equity	$4,534,924	$4,189,553
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income	$41,091	$44,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	49,846	43,296
Amortization of customer incentives	1,894	2,475
Amortization of debt issuance costs	1,170	1,001
Share-based compensation expense	8,939	6,740
Change in operating assets and liabilities:
Accounts receivable and related party receivable	(1,038)	(4,344)
Net settlement assets and obligations	(6,065)	76,253
Customer incentives	(3,873)	(5,815)
Prepaid and other assets	1,524	(6,232)
Accounts payable and accrued expenses	(9,148)	(4,516)
Payable to related party	(592)	1,080
Other liabilities	948	2,049
Net cash provided by operating activities	84,696	156,452
Investing Activities:
Purchases of property and equipment	(28,941)	(12,342)
Acquisition of customer portfolios and related assets	(17,394)	(32)
Purchase of investments	—	(124)
Net cash used in investing activities	(46,335)	(12,498)
Financing Activities:
Proceeds from exercise of Class A common stock options	236	—
Repayment of debt and capital lease obligations	(24,607)	(56,681)
Repurchase of Class A common stock	(34,366)	—
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(13,289)	(9,402)
Payments under tax receivable agreements	(8,639)	—
Tax benefit from employee share-based compensation	7,845	3,607
Distribution to non-controlling interests	—	(6,796)
Net cash used in financing activities	(72,820)	(69,272)
Net (decrease) increase in cash and cash equivalents	(34,459)	74,682
Cash and cash equivalents—Beginning of period	171,427	67,058
Cash and cash equivalents—End of period	$136,968	$141,740
Cash Payments:
Interest	$9,518	$8,570
Taxes	12,756	13,465
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2014	$1,176,322	141,759	$1	48,823	$—	1,607	$(33,130)	$597,730	$203,066	$264	$408,391
Net income	41,091	—	—	—	—	—	—	—	28,136	—	12,955
Issuance of Class A common stock under employee stock plans, net of forfeitures	236	44	—	—	—	—	—	236	—	—	—
Tax benefit from employee share-based compensation	7,845	—	—	—	—	—	—	7,845	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(13,289)	(419)	—	—	—	419	(13,289)	—	—	—	—
Repurchase of Class A common stock	(34,366)	(1,109)	—	—	—	—	—	(34,366)	—	—	—
Unrealized loss on hedging activities, net of tax	(1,653)	—	—	—	—	—	—	—	—	(1,077)	(576)
Share-based compensation	8,939	—	—	—	—	—	—	6,637	—	—	2,302
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	9,541	—	—	(9,541)
Ending Balance, March 31, 2014	$1,185,125	140,275	$1	48,823	$—	2,026	$(46,419)	$587,623	$231,202	$(813)	$413,531

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests
Beginning Balance, January 1, 2013	$1,444,235	142,244	$1	70,219	$—	978	$(17,906)	$766,337	$69,494	$—	$626,309
Net income	44,465	—	—	—	—	—	—	—	26,119	—	18,346
Tax benefit from employee share-based compensation	3,607	—	—	—	—	—	—	3,607	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(9,402)	(437)	—	—	—	437	(9,402)	—	—	—	—
Distribution to non-controlling interests	(6,796)	—	—	—	—	—	—	—	—	—	(6,796)
Share-based compensation	6,740	—	—	—	—	—	—	4,505	—	—	2,235
Forfeitures of restricted stock awards	—	(307)	—	—	—	—	—	—	—	—	—
Ending Balance, March 31, 2013	$1,482,849	141,500	$1	70,219	$—	1,415	$(27,308)	$774,449	$95,613	$—	$640,094

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

The Company provides electronic payment processing services to merchants and financial institutions throughout the United States of America. The Company markets its services through diverse distribution channels, including national, regional and mid-market sales teams, third-party reseller clients and a telesales operation. The Company also has relationships with a broad range of merchant banks; technology partners, which include independent software vendors, value-added resellers and payment facilitators; independent sales organizations ("ISOs") and trade associations as well as arrangements with core processors.

Segments

The Company’s segments consist of the Merchant Services segment and the Financial Institution Services segment. The Company’s Chief Executive Officer, who is the chief operating decision maker ("CODM"), evaluates the performance and allocates resources based on the operating results of each segment. Below is a summary of each segment:

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

Secondary Offering and Share Repurchases

In October 2013, the Company's board of directors authorized a program to repurchase up to $137 million of the Company's Class A common stock. During the three months ended March 31, 2014, approximately 1.1 million shares were repurchased for $34.4 million, which completed the repurchases under this authorization.

In February 2014, the Company's board of directors authorized a program to repurchase up to an additional $300 million of the Company's Class A common stock. No shares have been repurchased under this authorization.

In March 2014, a secondary offering took place in which Advent International Corporation sold its remaining 18.8 million shares of Vantiv Class A common stock. The Company did not receive any proceeds from the sale.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include those of Vantiv, Inc. and all subsidiaries thereof, including its majority-owned subsidiary, Vantiv Holding, LLC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in conjunction with the Company's 2013 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited; however, in the opinion of management they include all normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated.

As of March 31, 2014, Vantiv, Inc. and Fifth Third Bank ("Fifth Third") owned interests in Vantiv Holding of 74.18% and 25.82%, respectively (see Note 5 - Controlling and Non-controlling Interests in Vantiv Holding for changes in non-controlling interests).

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Financial Institution Services provides certain services to Fifth Third. Revenues related to these services are included in the accompanying consolidated statements of income as related party revenues.

Expenses

Set forth below is a brief description of the components of the Company’s expenses:

•
Network fees and other costs consists of certain expenses incurred by the Company in connection with providing processing services to its clients, including Visa and MasterCard network association fees, payment network fees, third party processing expenses, telecommunication charges, postage and card production costs.

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

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards and performance awards is measured based on the market price of the Company’s stock on the grant date. For the three months ended March 31, 2014 and 2013 total share-based compensation expense was $8.9 million and $6.7 million, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Vantiv, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Vantiv, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 7 - Net Income Per Share for further discussion.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of March 31, 2014 and December 31, 2013 the Company had recorded no valuation allowances against deferred tax assets.

The Company's consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company's effective tax rates were 27.5% and 28.6%, respectively, for the three months ended March 31, 2014 and 2013. The effective tax rate for each period reflects the impact of the Company's non-controlling interests.

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

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was not material to the Company’s consolidated statements of financial position.

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

The Company capitalizes certain costs related to computer software developed for internal use and amortizes such costs on a straight-line basis over an estimated useful life of 3 to 5 years. Research and development costs incurred prior to establishing technological feasibility are charged to operations as such costs are incurred. Once technological feasibility has been established, costs are capitalized until the software is placed in service. Accumulated depreciation as March 31, 2014 and December 31, 2013 was $153.9 million and $137.4 million, respectively.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2013 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of March 31, 2014.

Intangible assets consist primarily of acquired customer relationships amortized over their estimated useful lives and an indefinite lived trade name not subject to amortization. The Company reviews the acquired customer relationships for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of March 31, 2014, there have been no such events or circumstances that would indicate potential impairment. The indefinite lived trade name is tested for impairment annually. The Company performed its most recent annual trade name impairment test as of July 31, 2013, which indicated there was no impairment. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of the trade name as of March 31, 2014.

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

Tax Receivable Agreements

As of March 31, 2014, the Company is party to two tax receivable agreements ("TRAs") with Fifth Third, which were executed in connection with its initial public offering ("IPO"). One provides for the payment by the Company to Fifth Third of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third or from the future exchange of units by Fifth Third for cash or shares of the Company's Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of the Company's Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of the Company's income. The other tax receivable agreement provides for the payment by the Company to Fifth Third of 85% of the amount of cash savings according to Fifth Third's respective

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ownership interests in Vantiv Holding immediately prior to the Company's IPO, if any, in U.S. federal, state, local and foreign income tax that National Processing Company ("NPC") actually realizes as a result of its use of its net operating losses ("NOLs") and other tax attributes.

Payments under the TRAs are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. For each of the TRAs discussed above, the cash savings realized by the Company are computed by comparing the Company's actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no increase to the tax basis of the assets of Vantiv Holding as a result of the purchase or exchange of Vantiv Holding units and had there been no tax benefit as a result of the NOLs and other tax attributes at NPC.  As such, obligations recorded pursuant to the TRAs are based on estimates of future taxable income and future tax rates. The Company will retain the benefit of the remaining 15% of these tax savings.

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. The first contractually obligated payment under the TRA obligations of approximately $8.6 million was paid in January 2014. Subsequent to this TRA payment, as of March 31, 2014, $22.6 million is the balance of the current portion of tax receivable agreement obligations to related parties on the accompanying statement of financial position. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

2. INTANGIBLE ASSETS

As of March 31, 2014 and December 31, 2013, the Company's intangible assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Customer relationship intangible assets	$1,232,904	$1,234,042
Trade name - indefinite lived	41,000	41,000
Trade name - finite lived	500	500
Customer portfolios and related assets	45,140	26,422
	1,319,544	1,301,964

Less accumulated amortization on:
Customer relationship intangible assets	526,132	496,906
Trade name - finite lived	333	208
Customer portfolios and related assets	12,344	9,518
	538,809	506,632
	$780,735	$795,332

During the three months ended March 31, 2014, the Company acquired approximately $18.7 million of customer portfolios and related assets, which are being amortized over a weighted average useful life of 3.2 years. Amortization expense on intangible assets for the three months ended March 31, 2014 and 2013 was $33.3 million and $31.4 million, respectively.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

Nine months ending December 31, 2014	$100,008
2015	126,171
2016	119,904
2017	114,315
2018	110,484
2019	107,263

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of March 31, 2014 and December 31, 2013, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. These swaps are designated as cash flow hedges for accounting purposes.

Accounting for Derivative Instruments

The Company recognizes derivatives in other non-current assets or liabilities in the accompanying consolidated statements of financial position at their fair values. Refer to Note 6 - Fair Value Measurements for a detailed discussion of the fair value of its derivatives. The Company designates its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable-rate debt.

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

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of March 31, 2014, the Company had 16 outstanding interest rate swaps with a combined notional balance of $1.4 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017 that were designated as cash flow hedges of interest rate risk. Fifth Third is the counterparty to 5 of the 16 outstanding interest rate swaps with notional balances ranging from $318.8 million to $262.5 million.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	March 31, 2014	December 31, 2013
Interest rate swaps	Other long-term assets	$3,441	$4,545
Interest rate swaps	Other long-term liabilities	$5,047	$3,728

Any ineffectiveness associated with such derivative instruments is recorded immediately as interest expense in the accompanying consolidated statements of income. As of March 31, 2014, the Company estimates that $3.3 million will be reclassified from AOCI as an increase to interest expense during the next 12 months.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the effect of the Company’s interest rate swaps on the accompanying consolidated statements of income for the three months ended March 31, 2014 (in thousands). During the three months ended March 31, 2013 there was no derivative activity.

Three Months Ended March 31,
2014
Derivatives in cash flow hedging relationships:
Amount of loss recognized in other comprehensive income (effective portion)	$(2,599)
Amount of loss reclassified from AOCI into earnings (effective portion)	(335)
Amount of loss recognized in earnings (1)	(158)

(1)	Amount represents ineffectiveness and is recorded as a component of interest expense-net in the accompanying consolidated statement of income.

Credit Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.2 million. As of March 31, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2014, it could have been required to settle its obligations under the agreements at their termination value of $3.2 million.

4. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

5. CONTROLLING AND NON-CONTROLLING INTERESTS IN VANTIV HOLDING

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Vantiv, Inc. owns a controlling interest in Vantiv Holding, and therefore consolidates the financial results of Vantiv Holding and records non-controlling interest for the economic interests in Vantiv Holding held by Fifth Third.

As of March 31, 2014, Vantiv, Inc.’s interest in Vantiv Holding was 74.18%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2013	141,758,681	48,822,826	190,581,507
% of ownership	74.38%	25.62%
Share repurchases	(1,108,700)	—	(1,108,700)
Equity plan activity (a)	(374,908)	—	(374,908)
As of March 31, 2014	140,275,073	48,822,826	189,097,899
% of ownership	74.18%	25.82%

(a)	Includes stock issued under equity plans, repurchase of Class A common stock to satisfy employee tax withholding obligations and forfeitures of restricted Class A common stock awards.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $9.5 million has been recognized during the three months ended March 31, 2014 in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on ownership interests in Vantiv Holding since the end of 2013.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests in Vantiv Holding as discussed above (in thousands):

	Three Months Ended March, 31
	2014	2013
Net income	$41,091	$44,465
Items not allocable to non-controlling interests:
Vantiv, Inc. income tax expense (a)	9,192	10,842
Vantiv Holding net income	50,283	55,307
Net income attributable to non-controlling interests (b)	$12,955	$18,346

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

6. FAIR VALUE MEASUREMENTS

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$3,441	$—	$—	$4,545	$—
Liabilities:
Interest rate swaps	$—	$5,047	$—	$—	$3,728	$—

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

interest rate swaps for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014 and December 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 3 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$136,968	$136,968	$171,427	$171,427
Liabilities:
Note payable	1,788,275	1,794,379	1,811,250	1,815,459

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

7.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to Vantiv, Inc. by the weighted-average shares of Class A common stock outstanding during the period.

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of non-controlling interests. As such, due to the Company's structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company's income tax expense assuming the conversion of the non-controlling interest into Class A common stock. The denominator is adjusted to include the weighted-average shares of Class A common stock outstanding assuming conversion of the Class B units of Vantiv Holding held by the non-controlling interest on an "if-converted" basis. As of March 31, 2014 and 2013, there were approximately 48.8 million and 70.2 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, potentially dilutive securities during the three months ended March 31, 2014 and 2013 included restricted stock awards, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options and performance share units. During the three months ended March 31, 2014 and 2013 approximately 633,000 and 218,000, respectively, performance share units have been excluded as the applicable performance metrics had not been met as of the reporting date. Approximately 673,000 stock options were excluded for the three months ended March 31, 2013 as they were anti-dilutive during the period.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended March 31,
	2014	2013
Basic:
Net income attributable to Vantiv, Inc.	$28,136	$26,119
Shares used in computing basic net income per share:
Weighted-average Class A common shares	138,228,839	137,084,276
Basic net income per share	$0.20	$0.19
Diluted:
Consolidated income before applicable income taxes	$56,713	$62,276
Income tax expense excluding impact of non-controlling interest	20,700	23,976
Net income attributable to Vantiv, Inc.	36,013	38,300
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	138,228,839	137,084,276
Weighted-average Class B units of Vantiv Holding	48,822,826	70,219,136
Warrant	10,007,028	5,301,711
Restricted stock awards	1,826,035	1,979,668
Stock options	65,249	—
Diluted weighted-average shares outstanding	198,949,977	214,584,791
Diluted net income per share	$0.18	$0.18

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging activities for the three months ended March 31, 2014 is presented below (in thousands). During the three months ended March 31, 2013, there were no components of AOCI.

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three months ended March 31, 2014
Net change in fair value recorded in accumulated OCI	$(5)	$(2,599)	$704	$(1,895)	$663	$(1,232)	$(1,237)
Net realized loss reclassified into earnings (a)	269	335	(93)	242	(87)	155	424
Net change	$264	$(2,264)	$611	$(1,653)	$576	$(1,077)	$(813)

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity	Interest expense-net
Tax effect	Income tax expense
OCI Attributable to non-controlling interests	Net income attributable to non-controlling interests

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. SEGMENT INFORMATION

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

	Three Months Ended March 31, 2014
	Merchant Services	Financial Institution Services	Total
Total revenue	$418,766	$118,812	$537,578
Network fees and other costs	213,440	35,606	249,046
Sales and marketing	71,751	6,693	78,444
Segment profit	$133,575	$76,513	$210,088

	Three Months Ended March 31, 2013
	Merchant Services	Financial Institution Services	Total
Total revenue	$385,584	$112,382	$497,966
Network fees and other costs	193,996	31,069	225,065
Sales and marketing	70,150	5,826	75,976
Segment profit	$121,438	$75,487	$196,925

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Total segment profit	$210,088	$196,925
Less: Other operating costs	(60,369)	(50,560)
Less: General and administrative	(32,606)	(31,099)
Less: Depreciation and amortization	(49,846)	(43,296)
Less: Interest expense—net	(10,554)	(9,694)
Income before applicable income taxes	$56,713	$62,276

* * * * *

Vantiv, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management's discussion and analysis should also be read in conjunction with the management's discussion and analysis and consolidated financial statements for the year ended December 31, 2013 included in our 10-K filed with the SEC on February 14, 2014.

General

We are the third largest merchant acquirer and the largest personal identification number ("PIN") debit acquirer by transaction volume, according to the Nilson Report, and a leading, integrated payment processor in the United States differentiated by a single, proprietary technology platform. This enables us to efficiently provide a suite of comprehensive services to both merchants and financial institutions of all sizes in the United States. Our technology platform offers our clients a single point of access and service that is easy to connect to and use in order to access a broad range of payment services and solutions. Our integrated business and single platform also enable us to innovate, develop and deploy new services and provide us with significant economies of scale. Our varied and broad distribution provides us with a diverse client base and channel partner relationships.

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

We enable merchants of all sizes to accept and process credit, debit and prepaid payments and provide them supporting services, such as information solutions, interchange management and fraud management, as well as vertical-specific solutions in sectors such as grocery, pharmacy, retail, and restaurants/quick service restaurants. We also provide mission critical payment services to financial institutions, such as card issuer processing, payment network processing, fraud protection, card production, prepaid program management, automated teller machine ("ATM") driving and network gateway and switching services that utilize our proprietary Jeanie PIN debit payment network.

We provide small and mid-sized clients with the comprehensive solutions that we have developed to address the extensive requirements of our large clients. We then tailor these solutions to the unique needs of our small and mid-sized clients. In addition, we take a consultative approach to providing these services that helps our clients enhance their payments-related services.

We distribute our services through diversified distribution channels using a unified sales approach that enables us to efficiently and effectively target merchants and financial institutions of all sizes. These channels include national sales forces that target financial institutions and national merchants, regional and mid-market sales teams that sell solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. In addition, we have relationships with a broad range of merchant banks; technology partners, which include independent software vendors, or ISVs, value-added resellers, or VARs and payment facilitators; independent sales organizations, or ISOs, and trade associations that target merchants, including difficult to reach small and mid-sized merchants. We also have relationships with third-party resellers and core processors that target financial institutions.

Executive Overview

Revenue for the three months ended March 31, 2014 increased 8% to $537.6 million from $498.0 million in 2013.

Income from operations for the three months ended March 31, 2014 decreased 7% to $67.3 million from $72.0 million in 2013.

Net income for the three months ended March 31, 2014 decreased 8% to $41.1 million from $44.5 million in 2013. Net income attributable to Vantiv, Inc. for the three months ended March 31, 2014 increased 8% to $28.1 million from $26.1 million in 2013.

In October 2013, our board of directors authorized a program to repurchase up to $137 million of our Class A common stock. During the three months ended March 31, 2014, approximately 1.1 million shares were repurchased for $34.4 million, which completed the repurchases under this authorization.

In February 2014, our board of directors authorized a program to repurchase up to an additional $300 million of our Class A common stock. No shares have been repurchased under this authorization.

In March 2014, a secondary offering took place in which Advent International Corporation sold its remaining 18.8 million shares of our Class A common stock. We did not receive any proceeds from the sale.

Recent Acquisitions

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

Merchant Services

We provide a comprehensive suite of payment processing services, including acquiring and processing transactions, value-added services and merchant services for banks and credit unions. We authorize, clear, settle and provide reporting for electronic payment transactions for our merchant services clients at the point-of-sale and on-line. Our client base includes over 400,000 merchant locations, with a concentration in the non-discretionary everyday spend categories where spending has generally been more resilient during economic downturns.

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

Our Financial Institution Services revenues are primarily derived from debit, credit and ATM card transaction processing, ATM driving and support, PIN debit processing services and value added services such as fraud mitigation services. Financial Institution Services revenue associated with processing transactions includes per transaction and account related fees, card production fees and fees generated from our Jeanie network. Financial Institution Services revenue is impacted by the number of financial institutions using our services as well as their transaction volume. The number of financial institutions in the United States has declined as a result of prevailing economic conditions and consolidation, as well as other market and regulatory pressures. These factors have contributed to industry-wide pricing compression of the fees that financial institutions are willing to pay for payment processing. Since 2011, pricing compression in the Financial Institution Services segment has represented on average 3% or less of net revenue on an annual basis.

Network Fees and Other Costs

Network fees and other costs consist primarily of charges incurred by us which we pass through to our clients, including Visa, MasterCard and other payment network fees, third party processing expenses, telecommunication charges, postage and card production costs.

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

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third Bank ("Fifth Third"), our results of operations include net income attributable to non-controlling interests. Net income attributable to non-controlling interests for the three months ended March 31, 2014 and 2013 was $13.0 million and $18.3 million, respectively. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders.

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incurred costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory and integration services and related personnel costs. Additionally, our expenses include costs associated with a one-time signing bonus issued to certain employees that transferred to us from Fifth Third in connection with our separation from Fifth Third in June 2009. This signing bonus contained a five-year vesting period beginning on the date of the separation. Also included are charges related to employee termination benefits. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses. For the three months ended March 31, 2014 and 2013, transition, acquisition and integration costs were $7.6 million and $3.2 million, respectively.

Share-Based Compensation

Prior to our initial public offering ("IPO") in March 2012, certain employees and directors of Vantiv Holding participated in the Vantiv Holding Management Phantom Equity Plan. In connection with the IPO, outstanding awards under the Vantiv Holding Management Phantom Equity Plan were converted into unrestricted and restricted stock, issued under the 2012 Vantiv, Inc. Equity Incentive Plan. Subsequent to the IPO, we have granted share-based awards to certain employees and members of our board of directors and intend to continue to grant additional share-based awards in the future. During the three months ended March 31, 2014 and 2013, we incurred share-based compensation expense of $8.9 million and $6.7 million, respectively. Share-based compensation is included in general and administrative expense.

Intangible Amortization Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate for the three months ended March 31, 2014 and 2013 was 36.5% and 38.5%, respectively. The adjusted effective tax rate was primarily impacted favorably by deductions related to the federal IRC Section 199, which allows for the deduction of a portion of the income related to domestically produced computer software.

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

In the fourth quarter of 2013, we entered into an agreement to terminate and settle in full our obligations to Advent International Corporation ("Advent") and JPDN Enterprises, LLC ("JPDN") under the TRAs. As a result, the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs is reflected in the March 31, 2014 pro forma adjusted net income.

The table below provides a reconciliation of pro forma adjusted net income to GAAP net income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Income before applicable taxes	$56,713	$62,276
Non-GAAP Adjustments:
Transition, acquisition and integration costs	7,601	3,221
Share-based compensation	8,939	6,740
Intangible amortization	32,248	30,460
Non-GAAP Adjusted Income Before Applicable Taxes	105,501	102,697
Pro Forma Adjustments:
Income tax expense adjustment	(38,508)	(39,538)
Tax adjustments	10,629	4,242
Pro Forma Adjusted Net Income	$77,622	$67,401

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenue	$537,578	$497,966	$39,612	8%
Network fees and other costs	249,046	225,065	23,981	11
Net revenue	288,532	272,901	15,631	6
Sales and marketing	78,444	75,976	2,468	3
Other operating costs	60,369	50,560	9,809	19
General and administrative	32,606	31,099	1,507	5
Depreciation and amortization	49,846	43,296	6,550	15
Income from operations	$67,267	$71,970	$(4,703)	(7)%
Non-financial data:
Transactions (in millions)	4,217	3,974		6%

As a Percentage of Net Revenue	Three Months Ended March 31,
	2014	2013
Net revenue	100.0%	100.0%
Sales and marketing	27.2	27.8
Other operating costs	20.9	18.5
General and administrative	11.3	11.4
Depreciation and amortization	17.3	15.9
Income from operations	23.3%	26.4%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

Revenue increased 8% to $537.6 million for the three months ended March 31, 2014 from $498.0 million for the three months ended March 31, 2013. The increase was due primarily to transaction growth of 6%. Our recent acquisition has expanded our technology partner channels and continued growth in our ecommerce channel has led to higher revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 11% to $249.0 million for the three months ended March 31, 2014 from $225.1 million for the three months ended March 31, 2013. The increase was due primarily to transaction growth of 6% and higher network fees due to a shift in transaction mix as a result of our recent acquisitions, partially offset by debit routing benefits.

Net Revenue

Net revenue increased 6% to $288.5 million for the three months ended March 31, 2014 from $272.9 million for the three months ended March 31, 2013. The increase in net revenue was due primarily to transaction growth of 6%.

 Sales and Marketing

Sales and marketing expense increased 3% to $78.4 million for the three months ended March 31, 2014 from $76.0 million for the three months ended March 31, 2013. The increase was primarily attributable to our recent acquisitions.

Other Operating Costs

Other operating costs increased 19% to $60.4 million for the three months ended March 31, 2014 from $50.6 million for the three months ended March 31, 2013. The increase was primarily attributable to our recent acquisitions and an increase in information technology infrastructure in support of growth initiatives. Also contributing to the increase was a $4.4 million increase in acquisition and integration costs.

General and Administrative

General and administrative expenses increased 5% to $32.6 million for the three months ended March 31, 2014 from $31.1 million for the three months ended March 31, 2013. The increase was primarily attributable to an increase in share-based compensation of $2.2 million.

Depreciation and Amortization

Depreciation and amortization expense increased 15% to $49.8 million for the three months ended March 31, 2014 from $43.3 million for the three months ended March 31, 2013. The increase was due primarily to an increase in capital expenditures largely related to our information technology infrastructure in support of growth initiatives, as well as depreciation and amortization expense related to assets acquired in connection with our recent acquisitions, primarily consisting of amortization of customer relationship intangible assets.

Income from Operations

Income from operations decreased 7% to $67.3 million for the three months ended March 31, 2014 from $72.0 million for the three months ended March 31, 2013.

Interest Expense—Net

Interest expense - net was $10.6 million for the three months ended March 31, 2014, reflecting a slight increase compared to $9.7 million for the three months ended March 31, 2013. The increase reflects our May 2013 debt refinancing, which resulted in an increase in the amount of debt by approximately $650 million, the impact of which was substantially offset be the reduction in applicable interest rates.

Income Tax Expense

Income tax expense for the three months ended March 31, 2014 was $15.6 million compared to $17.8 million for the three months ended March 31, 2013, reflecting effective tax rates of 27.5% and 28.6%, respectively.  Our effective tax rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. Further, as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.5%.

As a result of the acquisition of Litle, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the three months ended March 31, 2014, these benefits were approximately $2.6 million. This benefit does not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

We are currently party to two TRAs with our pre-IPO investors. The TRAs obligate us to make payments to such investors equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We will retain the remaining 15% of cash savings. As we purchase units of Vantiv Holding from Fifth Third or as Fifth Third exchanges units of Vantiv Holding for cash or shares of Vantiv, Inc. Class A common stock in the future, we expect the associated cash savings to increase as a result of additional tax basis increases.

In the fourth quarter of 2013, we entered into an agreement to terminate and settle in full our obligations to Advent and JPDN under the TRAs. As a result, the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs is reflected in the March 31, 2014 pro forma adjusted net income.

During the three months ended March 31, 2014, the cash savings retained by us were approximately $8.0 million. The TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Merchant Services
Total revenue	$418,766	$385,584	$33,182	9%
Network fees and other costs	213,440	193,996	19,444	10
Net revenue	205,326	191,588	13,738	7
Sales and marketing	71,751	70,150	1,601	2
Segment profit	$133,575	$121,438	$12,137	10%
Non-financial data:
Transactions (in millions)	3,310	3,123		6%

Net Revenue

Net revenue in this segment increased 7% to $205.3 million for the three months ended March 31, 2014 from $191.6 million for the three months ended March 31, 2013. The increase during the three months ended March 31, 2014 was due primarily to transaction growth of 6%. Our recent acquisition has expanded our technology partner channels and continued growth in our ecommerce channel has led to higher net revenue per transaction.

Sales and Marketing

Sales and marketing expense increased 2% to $71.8 million for the three months ended March 31, 2014 from $70.2 million for the three months ended March 31, 2013. The increase was primarily attributable to our recent acquisitions.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Total revenue	$118,812	$112,382	$6,430	6%
Network fees and other costs	35,606	31,069	4,537	15
Net revenue	83,206	81,313	1,893	2
Sales and marketing	6,693	5,826	867	15
Segment profit	$76,513	$75,487	$1,026	1%
Non-financial data:
Transactions (in millions)	907	851		7%

Net Revenue

Net revenue in this segment increased 2% to $83.2 million for the three months ended March 31, 2014 from $81.3 million for the three months ended March 31, 2013. The increase during the three months ended March 31, 2014 was due primarily to an increase in transactions and higher value added services revenue. This increase was partially offset by a decrease in net revenue per transaction, which was driven by a shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Sales and Marketing

     Sales and marketing expense increased 15% to $6.7 million for the three months ended March 31, 2014 from $5.8 million for the three months ended March 31, 2013, due primarily to personnel related costs associated with our product initiatives.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. However, because payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus resulting in the TRA having a minimal effect on our liquidity and capital resources. As of March 31, 2014, our principal sources of liquidity consisted of $137.0 million of cash and cash equivalents and $250.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $1.8 billion as of March 31, 2014.

In October 2013, our board of directors authorized a program to repurchase up to $137 million of our Class A common stock. During the three months ended March 31, 2014, approximately 1.1 million shares were repurchased for $34.4 million, which completed the repurchases under this authorization.

In February 2014, our board of directors authorized a program to repurchase up to an additional $300 million of our Class A common stock. No shares have been repurchased under this authorization.

In connection with our IPO, we entered into an Exchange Agreement with Fifth Third, under which Fifth Third has the right, from time to time, to exchange their units in Vantiv Holding for shares of our Class A common stock or, at our option, cash. If we choose to satisfy the exchange in cash, we anticipate that we will fund such exchange through cash from operations, funds available under the revolving portion of our senior secured credit facilities, equity financings or a combination thereof.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$84,696	$156,452
Net cash used in investing activities	(46,335)	(12,498)
Net cash used in financing activities	(72,820)	(69,272)

Cash Flow from Operating Activities

Net cash provided by operating activities was $84.7 million for the three months ended March 31, 2014 as compared to $156.5 million for the three months ended March 31, 2013.  The decrease is primarily due to changes in net settlement assets and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $46.3 million for the three months ended March 31, 2014 as compared to $12.5 million for the three months ended March 31, 2013. The increase was primarily due to an increase in capital expenditures and the acquisition of customer portfolios and related assets.

Cash Flow from Financing Activities

Net cash used in financing activities was $72.8 million for the three months ended March 31, 2014 as compared to $69.3 million for the year ended March 31, 2013. Cash used in financing activities during the three months ended March 31, 2014 consists of the repayment of debt and capital leases, repurchases of Class A common stock, and payments made under the tax receivable agreements. During the three months ended March 31, 2013, net cash used in financing activities consisted primarily of debt and capital lease payments, funds used to repurchase Class A common stock to satisfy tax withholding obligations in connection with vestings of stock awards and distributions to non-controlling interests.

Credit Facilities

As of March 31, 2014, our debt consisted of the following:

March 31, 2014
(in thousands)
$1,850.0 million term A loan, maturing on May 15, 2018, and bearing interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 1.90% at March 31, 2014) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	$1,780,625
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at March 31, 2014)	10,131
Less: Current portion of note payable and current portion of note payable to related party	(92,500)
Less: Original issue discount	(2,481)
Total Long-Term Debt	$1,695,775

In addition to the debt information in the table above, we have a $250 million revolving credit facility. This revolving credit facility matures in May 2018 and includes a $75 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year.

As of March 31, 2014, Fifth Third held $339.2 million of the term A loans.

The loan agreement requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
September 30, 2013 to September 30, 2014	4.75 to 1.00	3.50 to 1.00
December 31, 2014 to September 30, 2015	4.25 to 1.00	4.00 to 1.00
December 31, 2015 to September 30, 2016	4.00 to 1.00	4.00 to 1.00
December 31, 2016 and thereafter	3.75 to 1.00	4.00 to 1.00

As of March 31, 2014, we were in compliance with these covenants with a leverage ratio of 3.03 to 1.00 and an interest coverage ratio of 16.67 to 1.00.

Interest Rate Swaps

As of March 31, 2014, we had 16 outstanding interest rate swaps with a combined notional balance of $1.4 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017 that were designated as cash flow hedges of interest rate risk.

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

Contractual Obligations

There have been no significant changes to contractual obligations and commitments compared to those disclosed in our Annual Report on Form 10-K as of December 31, 2013.

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

During the three months ended March 31, 2014, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2013. Our critical accounting estimates are described fully within Management's Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 14, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

As of March 31, 2014, we had 16 outstanding interest rate swaps with a combined notional balance of $1.4 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017. As of March 31, 2014, we had $431 million of variable rate debt not subject to a fixed rate swap.

Based on the amount outstanding under our senior secured credit facilities at March 31, 2014, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps, would cause an increase or decrease in interest expense of $4.3 million on an annual basis.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of Vantiv. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.  There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2) (3)
January 1, 2014 to January 31, 2014	451,509	$31.66	430,900	$20.7
February 1, 2014 to February 28, 2014	686,123	$30.53	677,800	$300.0
March 1, 2014 to March 31, 2014	390,739	$31.72	—	$300.0

(1) Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2) On October 22, 2013, our board of directors approved a $137 million share repurchase program. During February 2014, repurchases pursuant to the October 2013 authorization were completed. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Exchange Act. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice.
(3) On February 12, 2014, our board of directors authorized a program to repurchase up to an additional $300 million of our Class A common stock. As of March 31, 2014, no share repurchases have been transacted under the February 2014 authorization. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice.

Item 5. Other Information
None

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTIV, INC.

May 1, 2014	By:	/s/ Mark L. Heimbouch
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