Form 10-Q
period 2014-06-30
Vantiv, Inc.
filed 2014-07-31
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2014, there were 146,002,039 shares of the registrant’s Class A common stock outstanding and 43,042,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2014

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
External customers	$588,109	$499,146	$1,106,421	$978,305
Related party revenues	20,622	20,263	39,888	39,070
Total revenue	608,731	519,409	1,146,309	1,017,375
Network fees and other costs	277,392	222,502	526,438	447,567
Sales and marketing	90,507	76,436	168,951	152,412
Other operating costs	56,754	49,268	117,123	99,828
General and administrative	48,552	29,862	81,158	60,961
Depreciation and amortization	89,041	44,528	138,887	87,824
Income from operations	46,485	96,813	113,752	168,783
Interest expense—net	(13,496)	(9,899)	(24,050)	(19,593)
Non-operating expenses	(27,656)	(20,000)	(27,656)	(20,000)
Income before applicable income taxes	5,333	66,914	62,046	129,190
Income tax expense	2,020	20,946	17,642	38,757
Net income	3,313	45,968	44,404	90,433
Less: Net income attributable to non-controlling interests	(4,722)	(17,060)	(17,677)	(35,406)
Net (loss) income attributable to Vantiv, Inc.	$(1,409)	$28,908	$26,727	$55,027
Net (loss) income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$(0.01)	$0.21	$0.19	$0.40
Diluted	$(0.01)	$0.20	$0.18	$0.38
Shares used in computing net (loss) income per share of Class A common stock:
Basic	140,451,466	137,342,051	139,346,292	137,213,875
Diluted	140,451,466	207,901,994	150,831,855	211,244,104

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$3,313	$45,968	$44,404	$90,433
Other comprehensive income (loss), net of tax:
Gain (loss) on cash flow hedges and other	(4,166)	6,298	(5,819)	6,298
Comprehensive income (loss)	(853)	52,266	38,585	96,731
Less: Comprehensive income attributable to non-controlling interests	(3,201)	(19,443)	(15,580)	(37,789)
Comprehensive income (loss) attributable to Vantiv, Inc.	$(4,054)	$32,823	$23,005	$58,942

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$230,655	$171,427
Accounts receivable—net	526,243	472,196
Related party receivable	5,134	5,155
Settlement assets	512,146	127,144
Prepaid expenses	32,642	18,059
Other	12,154	13,932
Total current assets	1,318,974	807,913
Customer incentives	36,363	30,808
Property, equipment and software—net	273,765	217,333
Intangible assets—net	1,161,642	795,332
Goodwill	3,259,785	1,943,613
Deferred taxes	459,864	362,785
Other assets	44,374	31,769
Total assets	$6,554,767	$4,189,553
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$278,139	$233,383
Related party payable	2,158	2,381
Settlement obligations	748,526	333,649
Current portion of note payable to related party	10,353	17,621
Current portion of note payable	106,148	74,879
Current portion of tax receivable agreement obligations to related parties	22,992	8,639
Deferred income	9,477	9,053
Current maturities of capital lease obligations	8,786	4,326
Other	2,748	1,382
Total current liabilities	1,189,327	685,313
Long-term liabilities:
Note payable to related party	196,698	325,993
Note payable	3,138,044	1,392,757
Tax receivable agreement obligations to related parties	638,969	551,061
Tax receivable agreement obligations	137,120	—
Capital lease obligations	19,237	12,044
Deferred taxes	32,863	37,963
Other	11,313	8,100
Total long-term liabilities	4,174,244	2,327,918
Total liabilities	5,363,571	3,013,231
Commitments and contingencies (See Note 7 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 146,002,039 shares outstanding at June 30, 2014; 141,758,681 shares outstanding at December 31, 2013	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 43,042,826 shares issued and outstanding at June 30, 2014; 48,822,826 shares issued and outstanding at December 31, 2013	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	623,435	597,730
Retained earnings	229,793	203,066
Accumulated other comprehensive (loss) income	(3,458)	264
Treasury stock, at cost; 2,078,840 shares at June 30, 2014 and 1,606,664 shares at December 31, 2013	(48,108)	(33,130)
Total Vantiv, Inc. equity	801,663	767,931
Non-controlling interests	389,533	408,391
Total equity	1,191,196	1,176,322
Total liabilities and equity	$6,554,767	$4,189,553
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income	$44,404	$90,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	104,620	87,824
Write-off of intangible asset	34,267	—
Amortization of customer incentives	4,883	4,962
Amortization and write-off of debt issuance costs	28,878	22,156
Share-based compensation expense	20,044	13,930
Other non-cash items	1,500	—
Change in operating assets and liabilities:
Accounts receivable and related party receivable	(11,865)	1,884
Net settlement assets and obligations	28,423	90,293
Customer incentives	(9,850)	(8,712)
Prepaid and other assets	(9,724)	(957)
Accounts payable and accrued expenses	20,880	(5,202)
Payable to related party	(310)	1,068
Other liabilities	310	1,350
Net cash provided by operating activities	256,460	299,029
Investing Activities:
Purchases of property and equipment	(48,850)	(30,597)
Acquisition of customer portfolios and related assets	(27,068)	(5,953)
Purchase of investments	(7,487)	(1,677)
Cash used in acquisitions, net of cash acquired	(1,658,694)	—
Net cash used in investing activities	(1,742,099)	(38,227)
Financing Activities:
Proceeds from issuance of long-term debt	3,443,000	1,850,000
Repayment of debt and capital lease obligations	(1,806,241)	(1,255,078)
Payment of debt issuance costs	(38,059)	(26,288)
Proceeds from exercise of Class A common stock options	321	—
Repurchase of Class A common stock	(34,366)	(400,000)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(14,978)	(11,122)
Payments under tax receivable agreements	(8,639)	—
Tax benefit from employee share-based compensation	9,299	5,166
Distribution to non-controlling interests	(5,470)	(17,947)
Net cash provided by financing activities	1,544,867	144,731
Net increase in cash and cash equivalents	59,228	405,533
Cash and cash equivalents—Beginning of period	171,427	67,058
Cash and cash equivalents—End of period	$230,655	$472,591
Cash Payments:
Interest	$17,445	$16,743
Taxes	17,888	29,198
Non-cash Items:
Issuance of tax receivable agreements to related parties	$109,400	$241,800
Contingent consideration for issuance of tax receivable agreement	137,120	—

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2014	$1,176,322	141,759	$1	48,823	$—	1,607	$(33,130)	$597,730	$203,066	$264	$408,391
Net income	44,404	—	—	—	—	—	—	—	26,727	—	17,677
Issuance of Class A common stock under employee stock plans, net of forfeitures	321	44	—	—	—	—	—	321	—	—	—
Tax benefit from employee share-based compensation	9,299	—	—	—	—	—	—	9,299	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(14,978)	(472)	—	—	—	472	(14,978)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	5,780	—	(5,780)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(34,366)	(1,109)	—	—	—	—	—	(34,366)	—	—	—
Issuance of tax receivable agreements	(17,400)	—	—	—	—	—	—	(17,400)	—	—	—
Unrealized loss on hedging activities and other, net of tax	(5,819)	—	—	—	—	—	—	—	—	(3,722)	(2,097)
Formation of joint venture	18,839	—	—	—	—	—	—	—	—	—	18,839
Distribution to non-controlling interests	(5,470)	—	—	—	—	—	—	—	—	—	(5,470)
Share-based compensation	20,044	—	—	—	—	—	—	15,017	—	—	5,027
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	52,834	—	—	(52,834)
Ending Balance, June 30, 2014	$1,191,196	146,002	$1	43,043	$—	2,079	$(48,108)	$623,435	$229,793	$(3,458)	$389,533

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests
Beginning Balance, January 1, 2013	$1,444,235	142,244	$1	70,219	$—	978	$(17,906)	$766,337	$69,494	$—	$626,309
Net Income	90,433	—	—	—	—	—	—	—	55,027	—	35,406
Issuance of Class A common stock upon vesting of restricted stock awards	—	1	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	5,166	—	—	—	—	—	—	5,166	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(11,122)	(509)	—	—	—	509	(11,122)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	16,396	—	(16,396)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(400,000)	(17,453)	—	—	—	—	—	(400,000)	—	—	—
Issuance of tax receivable agreements	(76,500)	—	—	—	—	—	—	(76,500)	—	—	—
Unrealized gain on hedging activities, net of tax	6,298	—	—	—	—	—	—	—	—	3,915	2,383
Distribution to non-controlling interests	(17,947)	—	—	—	—	—	—	—	—	—	(17,947)
Share-based compensation	13,930	—	—	—	—	—	—	9,515	—	—	4,415
Forfeitures of restricted stock awards	—	(329)	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	205,546	—	—	(205,546)
Ending Balance, June 30, 2013	$1,054,493	140,350	$1	53,823	$—	1,487	$(29,028)	$510,064	$124,521	$3,915	$445,020

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

The Company provides electronic payment processing services to merchants and financial institutions throughout the United States of America. The Company markets its services through diverse distribution channels, including national, regional and mid-market sales teams, third-party reseller clients and a telesales operation. The Company also has relationships with a broad range of merchant banks; technology partners, which include integrated point-of-sale software developers and dealers; payment facilitators; independent sales organizations ("ISOs") and trade associations as well as arrangements with core processors. On June 13, 2014, the Company acquired Mercury Payment Systems, LLC ("Mercury") (see Note 2 - Business Combination).

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

Secondary Offerings and Share Repurchases

In October 2013, the Company's board of directors authorized a program to repurchase up to $137 million of the Company's Class A common stock. During the six months ended June 30, 2014, approximately 1.1 million shares were repurchased for $34.4 million, which completed the repurchases under this authorization.

In February 2014, the Company's board of directors authorized a program to repurchase up to an additional $300 million of the Company's Class A common stock. No shares have been repurchased under this authorization.

In March 2014, a secondary offering took place in which Advent International Corporation sold its remaining 18.8 million shares of the Company's Class A common stock. The Company did not receive any proceeds from the sale.

In June 2014, a secondary offering took place in which Fifth Third Bank ("Fifth Third") sold 5.8 million shares of the Company's Class A common stock. The Company did not receive any proceeds from the sale.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include those of Vantiv, Inc. and all subsidiaries thereof, including its majority-owned subsidiary, Vantiv Holding, LLC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of June 30, 2014, Vantiv, Inc. and Fifth Third owned interests in Vantiv Holding of 77.23% and 22.77%, respectively (see Note 8 - Controlling and Non-controlling Interests in Vantiv Holding for changes in non-controlling interests).

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification ("ASC") 810, Consolidation. Non-controlling interests primarily represent Fifth Third's minority share of net income or loss of and equity in Vantiv Holding. Net income attributable to non-controlling interests does not include expenses incurred directly by Vantiv, Inc., including income tax expense attributable to Vantiv, Inc. All of the Company’s non-controlling interests are presented after Vantiv Holding income tax expense in the accompanying consolidated statements of income as "Net income attributable to non-controlling interests." Non-controlling interests are presented as a component of equity in the accompanying consolidated statements of financial position.

Sponsorship

In order to provide electronic payment processing services, Visa, MasterCard and other payment networks require sponsorship of non-financial institutions by a member clearing bank. In June 2009, the Company entered into a ten-year agreement with Fifth Third (the "Sponsoring Member") to provide sponsorship services to the Company. The Company also has agreements with certain other banks that provide sponsorship into the card networks.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Expenses

Set forth below is a brief description of the components of the Company’s expenses:

•
Network fees and other costs primarily consist of certain expenses incurred by the Company in connection with providing processing services to its clients, including Visa and MasterCard network association fees, payment network fees, third party processing expenses, telecommunication charges, postage and card production costs.

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

•
Non-operating expenses primarily relate to the refinancing of the Company's senior secured credit facilities (see Note 5 - Long-Term Debt) and the change in fair value of a tax receivable agreement ("TRA") (see Note 4 - Tax Receivable Agreements) entered into in June 2014. The 2013 amount relates to the refinancing of the Company's senior secured credit facilities in May 2013.

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards and performance awards is measured based on

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the market price of the Company’s stock on the grant date. For the six months ended June 30, 2014 and 2013 total share-based compensation expense was $20.0 million and $13.9 million, respectively.

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

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of June 30, 2014 and December 31, 2013 the Company had recorded no valuation allowances against deferred tax assets.

The Company's consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company's effective tax rates were 28.4% and 30.0%, respectively, for the six months ended June 30, 2014 and 2013. The effective tax rate for each period reflects the impact of the Company's non-controlling interests.

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

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was not material to the Company’s consolidated statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 5 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of June 30, 2014 and December 31, 2013 was $170.2 million and $137.4 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2013 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of June 30, 2014.

Intangible assets consist primarily of acquired customer relationships amortized over their estimated useful lives and an indefinite lived trade name not subject to amortization. The Company reviews the acquired customer relationships for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of June 30, 2014, there have been no such events or circumstances that would indicate potential impairment. Subsequent to the Mercury acquisition, the Company decided to phase out an existing trade name used in the ISO channel within the Merchant Services segment. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the quarter ended June 30, 2014. The remaining fair value will be amortized on a straight-line basis over the remaining estimated useful life of two years.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, "Revenue From Contracts With Customers." The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The amendment provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption prohibited. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating which transition approach to use and assessing the impact of the adoption of this principle on the Company's consolidated financial statements.

2. BUSINESS COMBINATION

Acquisition of Mercury Payment Systems, LLC

On June 13, 2014, the Company completed the acquisition of Mercury, acquiring all of the outstanding voting interest. Mercury is a payment technology and service leader whose solutions are integrated into point-of-sale software applications and brought to market through dealer and developer partners. This acquisition helps to accelerate the Company's growth in the integrated payments channel.

The following is the estimated fair value of the purchase price for Mercury (in thousands):

Cash purchase price paid at closing	$1,681,179
Fair value of contingent consideration related to a TRA	137,120
Total purchase price	$1,818,299

The acquisition was accounted for as a business combination under ASC 805, Business Combinations. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, a significant portion of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset. The preliminary purchase price allocation is as follows (in thousands):

Cash acquired	$22,485
Current assets	47,380
Property, equipment and software	33,272
Customer relationship intangible assets	412,500
Goodwill	1,316,172
Deferred tax assets	12,186
Other non-current assets	9,026
Current liabilities	(34,722)
Total purchase price	$1,818,299

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information provides a reasonable basis for estimating the fair values, but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair value of intangible assets and goodwill. The potential for measurement period adjustments related to the acquired assets and assumed liabilities exists based on the Company’s continuing review of all matters related to the acquisition and could be significant.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Simultaneously and in connection with the completion of the Mercury acquisition, the Company entered into a Tax Receivable Agreement (the "Mercury TRA") with pre-acquisition owners of Mercury ("Mercury TRA Holders"). See Note 4 - Tax Receivable Agreements for further discussion of the Mercury TRA. The Mercury TRA is considered contingent consideration under ASC 805 as it is part of the consideration payable to the former owners of Mercury. In accordance with ASC 805, the contingent consideration is initially measured at fair value at the acquisition date and recorded as a liability. The Mercury TRA liability is therefore recorded at fair value based on estimates of discounted future cash flows associated with estimated payments to the Mercury TRA Holders. The Company recorded an initial Mercury TRA liability of $137.1 million as part of the consideration transferred. The liability recorded by the Company for the Mercury TRA obligations will be re-measured at fair value at each reporting date with the change in fair value recognized in earnings as a non-operating expense.

Customer relationship intangible assets have a weighted average useful life of 10 years.

The Company incurred transaction and integration expenses of approximately $10.1 million during the three and six months ended June 30, 2014 in conjunction with the acquisition of Mercury, which are included within general and administrative expenses on the accompanying consolidated statement of income. Revenue and net income attributable to Mercury since the acquisition date were not material to the Company's financial results and therefore have not been presented.

Under the terms of the transaction agreement, the Company replaced unvested employee stock options held by certain employees of Mercury. The number of replacement stock options was based on a conversion factor into equivalent stock options of the Company on the acquisition date. The weighted average fair value of the replacement options was $32.1 million and was calculated on the acquisition date using the Black-Scholes option pricing model. The portion of the fair value of the replacement awards related to services provided prior to the acquisition of $17.6 million was included in the purchase price. The remaining portion of the fair value is associated with future service and will be recognized as expense over the future service period.

The following pro forma information shows the Company’s results of operations for the three months and six months ended June 30, 2014 and 2013 as if the Mercury acquisition had occurred January 1, 2013. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date, nor is it intended to be indicative of future operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Total revenue	$674,670	$587,878	$1,274,379	$1,141,072
Income from operations	57,223	99,101	125,120	161,453
Net income including non-controlling interests	19,799	37,802	52,315	52,205
Net income attributable to Vantiv, Inc.	10,982	23,221	32,637	28,927
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.08	$0.17	$0.23	$0.21
Diluted	$0.07	$0.16	$0.22	$0.20
Shares used in computing net income per share of Class A common stock:
Basic	140,451,466	137,342,051	139,346,292	137,213,875
Diluted	151,524,278	207,901,994	150,831,855	211,244,104

The unaudited pro forma results include certain pro forma adjustments that were directly attributable to the business combination as follows:

•	additional amortization expense that would have been recognized relating to the acquired intangible assets,

•	adjustment of interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of Mercury historical debt, and

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
a reduction in non-operating expenses in the three and six months ended June 30, 2014 and a corresponding increase in the six months ended June 30, 2013 for acquisition-related transaction costs and debt refinancing costs incurred by the Company.

3. GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill through June 30, 2014 is as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2013	$1,368,763	$574,850	$1,943,613
Goodwill attributable to acquisition of Mercury	1,316,172	—	1,316,172
Balance as of June 30, 2014	$2,684,935	$574,850	$3,259,785

Intangible assets consist primarily of acquired customer relationships and trade names. The useful lives of customer relationships are determined based on forecasted cash flows, which include estimates for customer attrition associated with the underlying portfolio of customers acquired. The customer relationships acquired in conjunction with acquisitions are amortized based on the pattern of cash flows expected to be realized taking into consideration expected revenues and customer attrition, which are based on historical data and the Company's estimates of future performance. These estimates result in accelerated amortization on certain acquired intangible assets.

Trade names are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Subsequent to the Mercury acquisition, the Company decided to phase out an existing trade name used in the ISO channel. The trade name was originally expected to remain in use for the foreseeable future and therefore was deemed an indefinite lived intangible asset not subject to amortization. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the quarter ended June 30, 2014. The trade name was revalued utilizing an income approach using the relief-from-royalty method. The revised fair value of $6.7 million will be amortized on a straight-line basis over the remaining estimated useful life of two years.

The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

As of June 30, 2014 and December 31, 2013, the Company's intangible assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Customer relationship intangible assets	$1,677,118	$1,234,042
Trade name - indefinite lived	—	41,000
Trade name - finite lived	15,233	500
Customer portfolios and related assets	54,793	26,422
	1,747,144	1,301,964

Less accumulated amortization on:
Customer relationship intangible assets	568,306	496,906
Trade name - finite lived	658	208
Customer portfolios and related assets	16,538	9,518
	585,502	506,632
	$1,161,642	$795,332

During the six months ended June 30, 2014, the Company acquired approximately $28.4 million of customer portfolios and related assets, which are being amortized over a weighted average useful life of 3.0 years. Amortization expense on intangible assets for the three months ended June 30, 2014 and 2013 was $71.6 million and $31.3 million, respectively.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Amortization expense on intangible assets for the six months ended June 30, 2014 and 2013 was $105.0 million and $62.7 million, respectively. For the three and six months ended June 30, 2014, intangible amortization expense included the $34.3 million charge related to the phasing out of a trade name discussed above.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

Six months ending December 31, 2014	$91,584
2015	176,600
2016	167,195
2017	158,947
2018	154,756
2019	150,990

4. TAX RECEIVABLE AGREEMENTS

The Company is party to two tax receivable agreements with Fifth Third ("IPO TRAs") that were entered into at the time of the Company's initial public offering ("IPO"). One provides for the payment by the Company to Fifth Third of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third or from the future exchange of units by Fifth Third for cash or shares of the Company's Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of the Company's Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of the Company's income. The other IPO TRA provides for the payment by the Company to Fifth Third of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that National Processing Company ("NPC") actually realizes as a result of its use of its net operating losses ("NOLs") and other tax attributes.

In connection with the secondary offering in June 2014, as discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third exchanged Class B units of Vantiv Holding for shares of Vantiv, Inc. Class A Common Stock. As a result of the secondary offering and exchange of units of Vantiv Holding, the Company recorded a liability under the IPO TRA of $109.4 million and an additional deferred tax asset of $92.0 million in the second quarter of 2014 associated with the increase in tax basis. The Company recorded a corresponding reduction to paid-in capital for the difference between the IPO TRA liability and the related deferred tax asset.

As discussed in Note 2 - Business Combination, the Company entered into the Mercury TRA, which generally provides that the Company will pay to the Mercury TRA Holders 85% of the value of the amount of cash savings, if any in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increase in tax basis of the assets of Mercury and the use of the net operating losses and other tax attributes of Mercury. The timing and/or amount of aggregate payments due under the Mercury TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. The Company recorded an initial liability of $137.1 million for the Mercury TRA and non-operating expenses of $1.2 million related to the change in fair value of the Mercury TRA during the quarter ended June 30, 2014.

Payments under the TRAs are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. For each of the TRAs discussed above, the cash savings realized by the Company are computed by comparing the Company's actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed above. As such, obligations recorded pursuant to the TRAs are based on estimates of future taxable income and future tax rates. The Company will retain the benefit of the remaining 15% of these tax savings.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects TRA activity and balances as of June 30, 2014 (in thousands):

	Balance as of December 31, 2013	2014 TRA Payment	2014 Secondary Offering	Acquisition of Mercury	Accrued Interest and TRA Amortization	Balance as of June 30, 2014
IPO TRAs	$559,700	$(8,639)	$109,400	$—	$344	$660,805
Mercury TRA	—	—	—	137,120	1,156	138,276
Total	$559,700	$(8,639)	$109,400	$137,120	$1,500	$799,081

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. The first contractually obligated payment under the IPO TRA of approximately $8.6 million was paid in January 2014. As of June 30, 2014, $23.0 million is the balance of the current portion of tax receivable agreement obligations to related parties on the accompanying statement of financial position. The first contractually obligated payment under the Mercury TRA is due in January 2016. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRAs for an amount based on the agreed payments remaining to be made under the agreements.

5. LONG-TERM DEBT

    As of June 30, 2014 and December 31, 2013, the Company's debt consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
$2,050.0 million term A loan, maturing on June 2019, and bearing interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 2.15% at June 30, 2014) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters, 1.875% per quarter during the next four quarters and 2.50% during next three quarters with a balloon payment due at maturity	$2,050,000	$—
$1,850.0 million term A loan, maturing on May 15, 2018, and bearing interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 1.92% at December 31, 2013) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters, with a balloon payment due at maturity	—	1,803,750
$1,400.0 million term B loan, maturing on June 2021, and bearing interest at a variable base rate (LIBOR) plus a spread rate (300 basis points) with a floor of 75 basis points (total rate of 3.75% at June 30, 2014) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity	1,400,000	—
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at June 30, 2014)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(116,501)	(92,500)
Less: Original issue discount	(8,888)	(2,631)
Note payable and note payable to related party	$3,334,742	$1,718,750

June 2014 Debt Refinancing

On June 13, 2014, the Company completed a debt refinancing by entering into an amended and restated loan agreement. The amended loan agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the existing term A loan with an outstanding balance of approximately $1.8 billion.
The existing revolving credit facility was also terminated. The maturity date and debt service requirements relating to the new term A and term B loans are listed in the table above. The revolving credit facility matures in June 2019 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2014 and December 31, 2013, Fifth Third held $207.1 million and $343.6 million, respectively, of the term A loans.

Original Issue Discount and Deferred Financing Fees

As a result of the Company's June 2014 debt refinancing discussed above, the Company expensed approximately $26.5 million, which consisted primarily of the write-offs of unamortized deferred financing fees and original issue discount ("OID") associated with the component of the refinancing accounted for as a debt extinguishment and certain third party costs incurred in connection with the refinancing. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the three months and six months ended June 30, 2014. At June 30, 2014, deferred financing fees of approximately $27.8 million and OID of approximately $8.9 million are recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statement of financial position.

Guarantees and Security

The Company's debt obligations as June 30, 2014 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding's existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Amended Loan Agreement) in substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $10 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants in the loan agreement for the refinanced debt, which will be tested quarterly based on the last four fiscal quarters, commencing on September 30, 2014.

6. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of June 30, 2014 and December 31, 2013, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. These swaps are designated as cash flow hedges for accounting purposes.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of June 30, 2014, the Company had 12 outstanding interest rate swaps with a combined notional balance of $1.3 billion (amortizing to $1.1 billion) covering an exposure period from June 2014 through June 2017 that were designated as cash flow hedges of interest rate risk. Fifth Third is the counterparty to 5 of the 12 outstanding interest rate swaps with notional balances ranging from $318.8 million to $262.5 million.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	June 30, 2014	December 31, 2013
Interest rate swaps	Other long-term assets	$—	$4,545
Interest rate swaps	Other long-term liabilities	$7,200	$3,728

Any ineffectiveness associated with such derivative instruments is recorded immediately as interest expense in the accompanying consolidated statements of income. As of June 30, 2014, the Company estimates that $4.2 million will be reclassified from AOCI as an increase to interest expense during the next 12 months.

The table below presents the effect of the Company’s interest rate swaps on the accompanying consolidated statements of income for the three months and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in other comprehensive income (effective portion)	$(6,234)	$8,563	$(8,833)	$8,563
Amount of loss reclassified from AOCI into earnings (effective portion)	(483)	(34)	(818)	(34)
Amount of gain (loss) recognized in earnings (1)	156	—	(2)	—

(1)	Amount represents ineffectiveness and is recorded as a component of interest expense-net in the accompanying consolidated statement of income.

Credit Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.0 million. As of June 30, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2014, it could have been required to settle its obligations under the agreements at their termination value of $8.0 million.

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

The Company and Peoples United Bank (“PUB”) formed People’s United Merchant Services (“PUMS”) during the second quarter of 2014, which represents a joint venture that will provide customers a comprehensive suite of payment solutions. The company owns 51% of PUMS and PUB owns 49% of PUMS. PUMS will be consolidated by the Company in accordance with ASC 810, Consolidation, with the associated non-controlling interest included in “Net income attributable to non-controlling interests" in the consolidated statements of income. PUB contributed a merchant asset portfolio to PUMS valued at $18.8 million which was recorded to non-controlling interests in the Consolidated Statements of Equity.

As of June 30, 2014, Vantiv, Inc.’s interest in Vantiv Holding was 77.23%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2013	141,758,681	48,822,826	190,581,507
% of ownership	74.38%	25.62%
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with June 2014 secondary offering	5,780,000	(5,780,000)	—
Share repurchases	(1,108,700)	—	(1,108,700)
Equity plan activity (a)	(427,942)	—	(427,942)
As of June 30, 2014	146,002,039	43,042,826	189,044,865
% of ownership	77.23%	22.77%

(a)	Includes stock issued under equity plans, repurchase of Class A common stock to satisfy employee tax withholding obligations and forfeitures of restricted Class A common stock awards.

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $52.8 million has been recognized during the six months ended June 30, 2014 in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on ownership interests in Vantiv Holding since the end of 2013.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Three Months Ended June, 30		Six Months Ended June, 30
	2014	2013	2014	2013
Net income	$3,313	$45,968	$44,404	$90,433
Items not allocable to non-controlling interests:			0
Vantiv, Inc. expenses (a)	10,621	13,223	19,814	24,065
Vantiv Holding net income	13,934	59,191	64,218	114,498
Net income attributable to non-controlling interests of Fifth Third (b)	4,421	17,060	17,376	35,406
Net income attributable to PUMS non-controlling interest (c)	301	—	301	—
Total net income attributable to non-controlling interests	$4,722	$17,060	$17,677	$35,406

(a)                    Represents primarily income tax expense related to Vantiv, Inc.
(b)                     Net income attributable to non-controlling interests of Fifth Third reflects the allocation of Vantiv Holding’s net income based on the proportionate ownership interests in Vantiv Holding held by the non-controlling unitholders. The net income attributable to non-controlling unitholders reflects the changes in ownership interests summarized in the table above.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(c)	Reflects net income attributable to the non-controlling interest of PUMS.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$—	$—	$—	$4,545	$—
Liabilities:
Interest rate swaps	$—	$7,200	$—	$—	$3,728	$—

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

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014 and December 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 6 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$230,655	$230,655	$171,427	$171,427
Liabilities:
Note payable	3,451,243	3,443,368	1,811,250	1,815,459

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

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third's non-controlling interests. As such, due to the Company's structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company's income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. The denominator is adjusted to include the weighted-average shares of Class A common stock outstanding assuming conversion of the Class B units of Vantiv Holding held by the Fifth Third non-controlling interest on an "if-converted" basis. During the three and six months ended June 30, 2014, approximately 47.0 million and 47.9 million Class B units, respectively, of Vantiv Holding were excluded in computing diluted net income per share because including them would have had an antidilutive effect. As the Class B units of Vantiv Holding were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share. Additionally, due to the net loss for the three months ending June 30, 2014, any remaining potentially dilutive securities were also excluded from the denominator in computing diluted net income per share.

In addition to the Class B units discussed above, potentially dilutive securities during the three months and six months ended June 30, 2014 and 2013 included restricted stock awards, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options and performance share units. During the three months and six months ended June 30, 2014 and 2013 approximately 631,000 and 213,000, respectively, performance share units have been excluded as the applicable performance metrics had not been met as of the reporting date. Approximately 657,000 stock options were excluded for the three months and six months ended June 30, 2013 as they were anti-dilutive during the period.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Net (loss) income attributable to Vantiv, Inc.	$(1,409)	$28,908	$26,727	$55,027
Shares used in computing basic net income per share:
Weighted-average Class A common shares	140,451,466	137,342,051	139,346,292	137,213,875
Basic net (loss) income per share	$(0.01)	$0.21	$0.19	$0.40
Diluted:
Consolidated income before applicable income taxes	$—	$66,914	$—	$129,190
Income tax expense excluding impact of non-controlling interest	—	25,762	—	49,738
Net (loss) income attributable to Vantiv, Inc.	$(1,409)	$41,152	$26,727	$79,452
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	140,451,466	137,342,051	139,346,292	137,213,875
Weighted-average Class B units of Vantiv Holding	—	61,750,712	—	65,984,924
Warrant	—	7,230,697	9,912,517	6,266,204
Restricted stock awards	—	1,578,534	1,459,091	1,779,101
Stock options	—	—	113,955	—
Diluted weighted-average shares outstanding	140,451,466	207,901,994	150,831,855	211,244,104
Diluted net (loss) income per share	$(0.01)	$0.20	$0.18	$0.38

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging activities for the three months and six months ended June 30, 2014 and 2013 is presented below (in thousands).

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three months ended June 30, 2014
Net change in fair value recorded in accumulated OCI	$(1,237)	$(6,234)	$1,720	$(4,514)	$1,631	$(2,883)	$(4,120)
Net realized loss reclassified into earnings (a)	424	483	(139)	344	(110)	234	658
Other	—	4	—	4	—	4	4
Net change	$(813)	$(5,747)	$1,581	$(4,166)	$1,521	$(2,645)	$(3,458)

Six months ended June 30, 2014
Net change in fair value recorded in accumulated OCI	$(5)	$(8,833)	$2,425	$(6,408)	$2,293	$(4,115)	$(4,120)
Net realized loss reclassified into earnings (a)	269	818	(233)	585	(196)	389	658
Other	—	4	—	4	—	4	4
Net change	$264	$(8,011)	$2,192	$(5,819)	$2,097	$(3,722)	$(3,458)

Three months and six months ended June 30, 2013
Net change in fair value recorded in accumulated OCI	$—	$8,563	$(2,290)	$6,273	$(2,373)	$3,900	$3,900
Net realized loss reclassified into earnings (a)	—	34	(9)	25	(10)	15	15
Net change	$—	$8,597	$(2,299)	$6,298	$(2,383)	$3,915	$3,915

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity	Interest expense-net
Tax effect	Income tax expense
OCI Attributable to non-controlling interests	Net income attributable to non-controlling interests

12. SEGMENT INFORMATION

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

	Three Months Ended June 30, 2014
	Merchant Services	Financial Institution Services	Total
Total revenue	$488,143	$120,588	$608,731
Network fees and other costs	242,569	34,823	277,392
Sales and marketing	84,014	6,493	90,507
Segment profit	$161,560	$79,272	$240,832

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30, 2013
	Merchant Services	Financial Institution Services	Total
Total revenue	$398,553	$120,856	$519,409
Network fees and other costs	187,726	34,776	222,502
Sales and marketing	70,350	6,086	76,436
Segment profit	$140,477	$79,994	$220,471

	Six Months Ended June 30, 2014
	Merchant Services	Financial Institution Services	Total
Total revenue	$906,909	$239,400	$1,146,309
Network fees and other costs	456,009	70,429	526,438
Sales and marketing	155,765	13,186	168,951
Segment profit	$295,135	$155,785	$450,920

	Six Months Ended June 30, 2013
	Merchant Services	Financial Institution Services	Total
Total revenue	$784,137	$233,238	$1,017,375
Network fees and other costs	381,722	65,845	447,567
Sales and marketing	140,500	11,912	152,412
Segment profit	$261,915	$155,481	$417,396

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total segment profit	$240,832	$220,471	$450,920	$417,396
Less: Other operating costs	(56,754)	(49,268)	(117,123)	(99,828)
Less: General and administrative	(48,552)	(29,862)	(81,158)	(60,961)
Less: Depreciation and amortization	(89,041)	(44,528)	(138,887)	(87,824)
Less: Interest expense—net	(13,496)	(9,899)	(24,050)	(19,593)
Less: Non-operating expenses	(27,656)	(20,000)	(27,656)	(20,000)
Income before applicable income taxes	$5,333	$66,914	$62,046	$129,190

* * * * *

Vantiv, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management's discussion and analysis should also be read in conjunction with the management's discussion and analysis and consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on February 14, 2014.

General

We are the third largest merchant acquirer and the largest personal identification number ("PIN") debit acquirer by transaction volume, according to the Nilson Report, and a leading, integrated payment processor in the United States differentiated by a single, proprietary technology platform. This enables us to efficiently provide a suite of comprehensive services to both merchants and financial institutions of all sizes in the United States. Our technology platform offers our clients a single point of access and service that is easy to connect to and use in order to access a broad range of payment services and solutions. Our integrated business and single platform strategy also enable us to innovate, develop and deploy new services and provide us with significant economies of scale. Our varied and broad distribution provides us with a diverse base of clients and channel partner relationships.

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

We distribute our services through diversified distribution channels using a unified sales approach that enables us to efficiently and effectively target merchants and financial institutions of all sizes. These channels include national sales forces that target financial institutions and national merchants, regional and mid-market sales teams that sell solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. In addition, we have relationships with a broad range of merchant banks; technology partners, which include integrated point-of-sale software developers and dealers; payment facilitators; independent sales organizations, or ISOs; and trade associations that target merchants, including difficult to reach small and mid-sized merchants. We also have relationships with third-party resellers and core processors that target financial institutions.

Executive Overview

Revenue for the three months ended June 30, 2014 increased 17% to $608.7 million from $519.4 million in 2013. Revenue for the six months ended June 30, 2014 increased 13% to $1,146.3 million from $1,017.4 million in 2013.

Income from operations for the three months ended June 30, 2014 decreased 52% to $46.5 million from $96.8 million in 2013. Income from operations for the six months ended June 30, 2014 decreased 33% to $113.8 million from $168.8 million in 2013.

Net income for the three months ended June 30, 2014 decreased 93% to $3.3 million from $46.0 million in 2013. Net income attributable to Vantiv, Inc. for the three months ended June 30, 2014 decreased 105% to a loss of $1.4 million from income of $28.9 million in 2013. Net income for the six months ended June 30, 2014 decreased 51% to $44.4 million from $90.4 million in 2013. Net income attributable to Vantiv, Inc. for the six months ended June 30, 2014 decreased 51% to $26.7 million from $55.0 million in 2013. The decrease in net income attributable to Vantiv, Inc. for the three months and six months ended June 30, 2014 is primarily the result of a charge related to phasing out a trade name, the refinancing of our senior secured credit facilities and an increase in transition, acquisition and integration costs.

In October 2013, our board of directors authorized a program to repurchase up to $137 million of our Class A common stock. During the six months ended June 30, 2014, approximately 1.1 million shares were repurchased for $34.4 million, which completed the repurchases under this authorization.

In February 2014, our board of directors authorized a program to repurchase up to an additional $300 million of our Class A common stock. No shares have been repurchased under this authorization.

In March 2014, a secondary offering took place in which Advent International Corporation sold its remaining 18.8 million shares of Class A common stock. We did not receive any proceeds from the sale.

In June 2014, a secondary offering took place in which Fifth Third sold 5.8 million shares of Class A common stock. We did not receive any proceeds from the sale.

Recent Acquisitions

On June 13, 2014, we acquired Mercury Payment Services, LLC ("Mercury") for approximately $1.681 billion in cash and $137.1 million in contingent consideration related to a tax receivable agreement ("TRA"). We funded the Mercury acquisition by borrowing an additional $1.7 billion through an amendment and refinancing of our senior secured credit facilities. Simultaneously and in connection with the Mercury acquisition, we entered into a Tax Receivable Agreement (the "Mercury TRA") with pre-acquisition owners of Mercury ("Mercury TRA Holders") and recorded an initial Mercury TRA liability of $137.1 million, which is considered contingent consideration.

Mercury is a payment technology and service leader whose solutions are integrated into point-of-sale software applications and brought to market through dealer and developer partners. This acquisition helps to accelerate our growth in the integrated payments channel. The operations of Mercury are included in our Merchant Services segment operating results.

On July 31, 2013, we acquired Element Payment Services, Inc. for approximately $162.5 million in cash. This acquisition provides us the strategic capabilities to partner with integrated point-of-sale developers and dealers and positions us to increase our presence in the integrated payments channel.

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

Merchant Services

We provide a comprehensive suite of payment processing services, including acquiring and processing transactions, value-added services and merchant services for banks and credit unions. We authorize, clear, settle and provide reporting for electronic payment transactions for our merchant services clients at the point-of-sale and on-line. Our client base includes over 500,000 merchant locations, with a concentration in the non-discretionary everyday spend categories where spending has generally been more resilient during economic downturns.

We provide our merchant services to merchants of varying sizes, which provides us with a number of key benefits. Due to the large transaction volume that they generate, large national merchants provide us with significant operating scale efficiencies and recurring revenues. Small and mid-sized merchants are more difficult to reach on an individual basis, but generally generate higher net revenue per transaction.

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

•
Depreciation and amortization expense consists of our depreciation expense related to investments in property, equipment and software as well as our amortization of intangible assets, principally customer relationships acquired in connection with the acquisition of a majority interest in Vantiv Holding in June 2009 and our subsequent acquisitions. Depreciation and amortization expense in the three and six months ended June 30, 2014 also includes a charge related to phasing out a trade name.

•	Interest expense—net consists primarily of interest on borrowings under our senior secured credit facilities less interest income earned on our cash and cash equivalents.

•	Income tax expense represents federal, state and local taxes based on income in multiple jurisdictions.

•
Non-operating expenses primarily relate to the refinancing of our senior secured credit facilities (see Note 5 - Long-Term Debt) and the change in fair value of a tax receivable agreement (see Note 4 - Tax Receivable Agreements) in June 2014. The 2013 amount relates to the refinancing of our senior secured credit facilities in May 2013.

Non-Controlling Interest

As a result of the non-controlling ownership interest in Vantiv Holding held by Fifth Third Bank ("Fifth Third") and non-controlling interest in a consolidated joint venture, our results of operations include net income attributable to non-controlling interests. Net income attributable to non-controlling interests for the three months ended June 30, 2014 and 2013 was $4.7 million and $17.1 million, respectively. Net income attributable to non-controlling interests for the six months ended June 30, 2014 and 2013 was $17.7 million and $35.4 million, respectively. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders.

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incurred costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory and integration services and related personnel costs. Additionally, our expenses include costs associated with a one-time signing bonus issued to certain employees that transferred to us from Fifth Third in connection with our separation from Fifth Third in June 2009. This signing bonus contained a five-year vesting period beginning on the date of the separation. Also included are charges related to employee termination benefits. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses. For the three months ended June 30, 2014 and 2013, transition, acquisition and integration costs were $15.1 million and $2.8 million, respectively. For the six months ended June 30, 2014 and 2013, transition, acquisition and integration costs were $22.7 million and $6.0 million, respectively.

Share-Based Compensation

We have granted share-based awards to certain employees and members of our board of directors and intend to continue to grant additional share-based awards in the future. During the three months ended June 30, 2014 and 2013, we incurred share-based compensation expense of $11.1 million and $7.2 million, respectively. During the six months ended June 30, 2014 and 2013, we incurred share-based compensation expense of $20.0 million and $13.9 million, respectively. Share-based compensation is included in general and administrative expense.

Intangible Amortization Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions. For the three and six months ended June 30, 2014, intangible amortization expense also included a $34.3 million charge related to phasing out a trade name.

Non-operating Expenses

For the three and six months ended June 30, 2014, we recorded $27.7 million within non-operating expenses related to the refinancing of our senior secured credit facilities and the change in fair value of the Mercury TRA. For the three and six months ended June 30, 2013, we recorded $20.0 million within non-operating expenses related to the refinancing of our senior secured credit facilities in May 2013.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third's non-controlling interest into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate for the three months and six months ended June 30, 2014 and 2013 was 36.5% and 38.5%, respectively. The 2014 adjusted effective tax rate was primarily impacted favorably by deductions related to Internal Revenue Code Section 199, which allows for the deduction of a portion of the income related to domestically produced computer software.

Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from certain tax attributes, primarily the amortization of tax intangible assets resulting from or acquired with our acquisitions, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under tax receivable agreements established at the time of our IPO and in connection with our acquisition of Mercury. The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

In the fourth quarter of 2013, we entered into an agreement to terminate and settle in full our obligations to Advent International Corporation ("Advent") and JPDN Enterprises, LLC ("JPDN") under the TRAs. As a result, the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs is reflected in the June 30, 2014 pro forma adjusted net income.

The table below provides a reconciliation of pro forma adjusted net income to GAAP net income for the three months and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Income before applicable taxes	$5,333	$66,914	$62,046	$129,190
Non-GAAP Adjustments:
Transition, acquisition and integration costs	15,065	2,799	22,666	6,020
Share-based compensation	11,105	7,190	20,044	13,930
Intangible amortization	70,101	30,446	102,349	60,906
Non-operating expenses	27,656	20,000	27,656	20,000
Non-GAAP Adjusted Income Before Applicable Taxes	129,260	127,349	234,761	230,046
Pro Forma Adjustments:
Income tax expense adjustment	(47,180)	(49,029)	(85,688)	(88,567)
Tax adjustments	10,958	4,394	21,587	8,636
Less: JV non-controlling interest	(301)	—	(301)	—
Pro Forma Adjusted Net Income	$92,737	$82,714	$170,359	$150,115

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenue	$608,731	$519,409	$89,322	17%
Network fees and other costs	277,392	222,502	54,890	25
Net revenue	331,339	296,907	34,432	12
Sales and marketing	90,507	76,436	14,071	18
Other operating costs	56,754	49,268	7,486	15
General and administrative	48,552	29,862	18,690	63
Depreciation and amortization	89,041	44,528	44,513	100
Income from operations	$46,485	$96,813	$(50,328)	(52)%
Non-financial data:
Transactions (in millions)	4,843	4,195		15%

As a Percentage of Net Revenue	Three Months Ended June 30,
	2014	2013
Net revenue	100.0%	100.0%
Sales and marketing	27.3	25.7
Other operating costs	17.1	16.6
General and administrative	14.7	10.1
Depreciation and amortization	26.9	15.0
Income from operations	14.0%	32.6%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenue	$1,146,309	$1,017,375	$128,934	13%
Network fees and other costs	526,438	447,567	78,871	18
Net revenue	619,871	569,808	50,063	9
Sales and marketing	168,951	152,412	16,539	11
Other operating costs	117,123	99,828	17,295	17
General and administrative	81,158	60,961	20,197	33
Depreciation and amortization	138,887	87,824	51,063	58
Income from operations	$113,752	$168,783	$(55,031)	(33)%
Non-financial data:
Transactions (in millions)	9,060	8,169		11%

As a Percentage of Net Revenue	Six Months Ended June 30,
	2014	2013
Net revenue	100.0%	100.0%
Sales and marketing	27.3	26.8
Other operating costs	18.9	17.5
General and administrative	13.1	10.7
Depreciation and amortization	22.4	15.4
Income from operations	18.4%	29.6%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 and Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

Revenue increased 17% to $608.7 million for the three months ended June 30, 2014 from $519.4 million for the three months ended June 30, 2013. The increase during the three months ended June 30, 2014 was due primarily to transaction growth of 15%, including the impact of our recent acquisitions.

Revenue increased 13% to $1,146.3 million for the six months ended June 30, 2014 from $1,017.4 million for the six months ended June 30, 2013. The increase during the six months ended June 30, 2014 was due primarily to transaction growth of 11%, including the impact of our recent acquisitions.

Network Fees and Other Costs

Network fees and other costs increased 25% to $277.4 million for the three months ended June 30, 2014 from $222.5 million for the three months ended June 30, 2013. The increase was due primarily to transaction growth of 15%, including the impact of our recent acquisitions, and to a lesser extent an increase in third party processing costs.

Network fees and other costs increased 18% to $526.4 million for the six months ended June 30, 2014 from $447.6 million for the six months ended June 30, 2013. The increase was due primarily to transaction growth of 11%, including the impact of our recent acquisitions, and to a lesser extent an increase in third party processing costs.

Net Revenue

Net revenue increased 12% to $331.3 million for the three months ended June 30, 2014 from $296.9 million for the three months ended June 30, 2013. The increase in net revenue was due to the factors discussed above.

Net revenue increased 9% to $619.9 million for the six months ended June 30, 2014 from $569.8 million for the six months ended June 30, 2013. The increase in net revenue was due to the factors discussed above.

 Sales and Marketing

Sales and marketing expense increased 18% to $90.5 million for the three months ended June 30, 2014 from $76.4 million for the three months ended June 30, 2013. The increase was largely attributable to our recent acquisitions and personnel related costs.

Sales and marketing expense increased 11% to $169.0 million for the six months ended June 30, 2014 from $152.4 million for the six months ended June 30, 2013. The increase was largely attributable to our recent acquisitions and personnel related costs.

Other Operating Costs

Other operating costs increased 15% to $56.8 million for the three months ended June 30, 2014 from $49.3 million for the three months ended June 30, 2013. The increase was primarily attributable to our recent acquisitions and an increase in information technology infrastructure in support of growth initiatives. Also contributing to the increase was a $1.3 million increase in acquisition and integration costs.

Other operating costs increased 17% to $117.1 million for the six months ended June 30, 2014 from $99.8 million for the six months ended June 30, 2013. The increase was primarily attributable to our recent acquisitions and an increase in information technology infrastructure in support of growth initiatives. Also contributing to the increase was a $5.8 million increase in acquisition and integration costs.

General and Administrative

General and administrative expenses increased 63% to $48.6 million for the three months ended June 30, 2014 from $29.9 million for the three months ended June 30, 2013. The increase was primarily attributable to our recent acquisitions and increases in acquisition and integration costs and share-based compensation of $10.9 million and $3.9 million, respectively.

General and administrative expenses increased 33% to $81.2 million for the six months ended June 30, 2014 from $61.0 million for the six months ended June 30, 2013. The increase was primarily attributable to our recent acquisitions and increases in acquisition and integration costs and share-based compensation of $10.9 million and $6.1 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased 100% to $89.0 million for the three months ended June 30, 2014 from $44.5 million for the three months ended June 30, 2013. The increase was due primarily to a $34.3 million charge related to phasing out a trade name, an increase in capital expenditures largely related to our information technology infrastructure in support of growth initiatives, as well as depreciation and amortization expense related to assets acquired in connection with our recent acquisitions, primarily consisting of amortization of customer relationship intangible assets.

Depreciation and amortization expense increased 58% to $138.9 million for the six months ended June 30, 2014 from $87.8 million for the six months ended June 30, 2013. The increase was due primarily to a $34.3 million charge related to phasing out a trade name, an increase in capital expenditures largely related to our information technology infrastructure in support of growth initiatives, as well as depreciation and amortization expense related to assets acquired in connection with our recent acquisitions, primarily consisting of amortization of customer relationship intangible assets.

Income from Operations

Income from operations decreased 52% to $46.5 million for the three months ended June 30, 2014 from $96.8 million for the three months ended June 30, 2013.

Income from operations decreased 33% to $113.8 million for the six months ended June 30, 2014 from $168.8 million for the six months ended June 30, 2013.

Interest Expense—Net

Interest expense - net was $13.5 million for the three months ended June 30, 2014, reflecting an increase compared to $9.9 million for the three months ended June 30, 2013. Interest expense - net was $24.1 million for the six months ended June 30, 2014, reflecting an increase compared to $19.6 million for the six months ended June 30, 2013. Interest expense - net for the three and six months ended June 30, 2014 reflects our May 2013 and June 2014 debt refinancings, which resulted in increases in the amount of debt of approximately $650 million and $1.7 billion, respectively.

Non-Operating Expenses

Non-operating expenses were $27.7 million for the three months and six months ended June 30, 2014, which consisted of a charge related to the refinancing of our senior secured credit facilities and the change in fair value of the Mercury TRA entered into in June 2014.

Non-operating expenses were $20.0 million for the three months and six months ended June 30, 2013, which consisted of a charge related to the refinancing of our senior credit facilities in May 2013.

Income Tax Expense

Income tax expense for the three months ended June 30, 2014 was $2.0 million compared to $20.9 million for the three months ended June 30, 2013, reflecting effective tax rates of 37.9% and 31.3%, respectively. Income tax expense for the six months ended June 30, 2014 was $17.6 million compared to $38.8 million for the six months ended June 30, 2013, reflecting effective tax rates of 28.4% and 30.0%, respectively. Our effective tax rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. Further, as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.5%.

As a result of the acquisition of Litle & Co., LLC in 2012, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the six months ended June 30, 2014, these benefits were approximately $5.3 million. This benefit does not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

We are currently party to two TRAs with Fifth Third. The TRAs obligate us to make payments to such investors equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We will retain the remaining 15% of cash savings. As we purchase units of Vantiv Holding from Fifth Third or as Fifth Third exchanges units of Vantiv Holding for shares of Vantiv, Inc. Class A common stock in the future, we expect the associated cash savings to increase as a result of additional tax basis increases.

In the fourth quarter of 2013, we entered into an agreement to terminate and settle in full our obligations to Advent and JPDN under the TRAs. As a result, the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs is reflected in the June 30, 2014 pro forma adjusted net income.

Simultaneously and in connection with the Mercury acquisition, we entered into a tax receivable agreement with pre-acquisition owners of Mercury. The Mercury TRA obligates us to make payments to the Mercury TRA Holders equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We will retain the remaining 15% of cash savings.

During the six months ended June 30, 2014, the cash savings retained by us were approximately $16.3 million for these TRAs. These TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three months and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Merchant Services
Total revenue	$488,143	$398,553	$89,590	22%
Network fees and other costs	242,569	187,726	54,843	29
Net revenue	245,574	210,827	34,747	16
Sales and marketing	84,014	70,350	13,664	19
Segment profit	$161,560	$140,477	$21,083	15%
Non-financial data:
Transactions (in millions)	3,866	3,273		18%

	Six Months Ended June 30,
	2014	2013	$ Change	$ Change
	(dollars in thousands)
Merchant Services
Total revenue	$906,909	$784,137	$122,772	16%
Network fees and other costs	456,009	381,722	74,287	19
Net revenue	450,900	402,415	48,485	12
Sales and marketing	155,765	140,500	15,265	11
Segment profit	$295,135	$261,915	$33,220	13%
Non-financial data:
Transactions (in millions)	7,177	6,396		12%

Net Revenue

Net revenue in this segment increased 16% to $245.6 million for the three months ended June 30, 2014 from $210.8 million for the three months ended June 30, 2013. The increase during the three months ended June 30, 2014 was due primarily to transaction growth of 18%, including the impact of our recent acquisitions.

Net revenue in this segment increased 12% to $450.9 million for the six months ended June 30, 2014 from $402.4 million for the six months ended June 30, 2013. The increase during the six months ended June 30, 2014 was due primarily to transaction growth of 12%, including the impact of our recent acquisitions.

Sales and Marketing

Sales and marketing expense increased 19% to $84.0 million for the three months ended June 30, 2014 from $70.4 million for the three months ended June 30, 2013. The increase was primarily attributable to our recent acquisitions and investments in high growth channels.

Sales and marketing expense increased 11% to $155.8 million for the six months ended June 30, 2014 from $140.5 million for the six months ended June 30, 2013. The increase was primarily attributable to our recent acquisitions and investments in high growth channels.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Financial Institution Services
Total revenue	$120,588	$120,856	$(268)	—%
Network fees and other costs	34,823	34,776	47	—
Net revenue	85,765	86,080	(315)	—
Sales and marketing	6,493	6,086	407	7
Segment profit	$79,272	$79,994	$(722)	(1)%
Non-financial data:
Transactions (in millions)	977	922		6%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change

Financial Institution Services
Total revenue	$239,400	$233,238	$6,162	3%
Network fees and other costs	70,429	65,845	4,584	7
Net revenue	168,971	167,393	1,578	1
Sales and marketing	13,186	11,912	1,274	11
Segment profit	$155,785	$155,481	304	—%
Non-financial data:
Transactions (in millions)	1,883	1,773		6%

Net Revenue

Net revenue in this segment decreased slightly to $85.8 million for the three months ended June 30, 2014 from $86.1 million for the three months ended June 30, 2013.

Net revenue in this segment increased 1% to $169.0 million for the six months ended June 30, 2014 from $167.4 million for the six months ended June 30, 2013. The increase during the six months ended June 30, 2014 was due primarily to an increase in transactions and higher value added services revenue. This increase was partially offset by a decrease in net revenue per transaction, which was driven by a shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Sales and Marketing

     Sales and marketing expense increased 7% to $6.5 million for the three months ended June 30, 2014 from $6.1 million for the three months ended June 30, 2013, due primarily to personnel related costs associated with our product initiatives.

     Sales and marketing expense increased 11% to $13.2 million for the six months ended June 30, 2014 from $11.9 million for the six months ended June 30, 2013, due primarily to personnel related costs associated with our product initiatives.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. However, because payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus resulting in the TRA having a minimal effect on our liquidity and capital resources. As of June 30, 2014, our principal sources of liquidity consisted of $230.7 million of cash and cash equivalents and $425.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.5 billion as of June 30, 2014.

In February 2014, our board of directors authorized a program to repurchase up to an additional $300 million of our Class A common stock. No shares have been repurchased under this authorization.

In connection with our IPO, we entered into an Exchange Agreement with Fifth Third, under which Fifth Third has the right, from time to time, to exchange its units in Vantiv Holding for shares of our Class A common stock or, at our option, cash. If we choose to satisfy the exchange in cash, we anticipate that we will fund such exchange through cash from operations, funds available under the revolving portion of our senior secured credit facilities, equity financings or a combination thereof.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013 (in thousands).

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$256,460	$299,029
Net cash used in investing activities	(1,742,099)	(38,227)
Net cash provided by financing activities	1,544,867	144,731

Cash Flow from Operating Activities

Net cash provided by operating activities was $256.5 million for the six months ended June 30, 2014 as compared to $299.0 million for the six months ended June 30, 2013.  The decrease is due primarily to changes in working capital, principally related to changes in net settlement assets and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $1,742.1 million for the six months ended June 30, 2014 as compared to $38.2 million for the six months ended June 30, 2013. The increase was primarily due to the acquisition of Mercury as well as an increase in capital expenditures and the acquisition of customer portfolios and related assets.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,544.9 million for the six months ended June 30, 2014 as compared to $144.7 million for the six months ended June 30, 2013. Cash provided by financing activities during the six months ended June 30, 2014 consisted primarily of proceeds from the June 2014 refinancing, partially offset by the repayment of existing debt, related debt issuance costs and capital leases, the net impact of which was an inflow of $1,598.7 million. Additional financing activities included repurchases of Class A common stock, payments made under the tax receivable agreements and tax distributions of $5.5 million to our non-controlling interest holders. During the six months ended June 30, 2013, net cash provided by financing activities consisted primarily of proceeds from the May 2013 debt refinancing, partially offset by the repayment of existing debt, related debt issuance costs, the repurchase of Class A common stock, and tax distributions to our non-controlling interest holders.

Credit Facilities

On June 13, 2014, the Company completed a debt refinancing by entering into an amended and restated loan agreement. The amended loan agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the existing term A loan with an outstanding balance of approximately $1.8 billion. At June 30, 2014, the Company had $2.05 billion and $1.4 billion outstanding under the term A and term B loans, respectively, and there were no outstanding borrowings on the Company's revolving credit facility. See additional discussion in Note 5 - Long-Term Debt to the Notes to Unaudited Consolidated Financial Statements.

The loan agreement requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which will be tested quarterly based on the last four fiscal quarters, commencing on September 30, 2014. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
September 30, 2014 to March 31, 2015	6.50 to 1.00	4.00 to 1.00
June 30, 2015 to September 30, 2016	6.25 to 1.00	4.00 to 1.00
December 31, 2016 to September 30, 2017	5.50 to 1.00	4.00 to 1.00
December 31, 2017 to September 30, 2018	4.75 to 1.00	4.00 to 1.00
December 31, 2018 and thereafter	4.25 to 1.00	4.00 to 1.00

Interest Rate Swaps

As of June 30, 2014, we had 12 outstanding interest rate swaps with a combined notional balance of $1.3 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017 that were designated as cash flow hedges of interest rate risk.

Contractual Obligations

The following describes significant additional contractual obligations and commitments that have arisen subsequent to those disclosed in our Annual Report on Form 10-K as of December 31, 2013.

Tax Receivable Agreements

In connection with a secondary offering in June 2014, Fifth Third exchanged Class B units of Vantiv Holding for shares of Vantiv, Inc. Class A common stock, resulting in an additional liability of $109.4 million under a TRA with Fifth Third. In connection with the acquisition of Mercury in June 2014, the Company entered into a TRA with pre-acquisition owners of Mercury resulting in an initial TRA liability of $137.1 million. There are no payment obligations due on any of our TRAs during the remainder of 2014. Payment obligations subsequent to 2014 are $74.1 million during 2015 and 2016, $134.6 million during 2017 and 2018, and $1,065.8 million thereafter.

Borrowings

As a result of our debt refinancing in June 2014 discussed above, total principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters facility are as follows: $112.6 million during the remainder of 2014, $422.8 million during 2015 and 2016, $512.9 million during 2017 and 2018, and $2,978.9 million thereafter. Variable interest payments were calculated using interest rates as of June 30, 2014.

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

During the six months ended June 30, 2014, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2013. Our critical accounting estimates are described fully within Management's Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 14, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

As of June 30, 2014, we had 12 outstanding interest rate swaps with a combined notional balance of $1.3 billion (amortizing to $1.1 billion) covering an exposure period from June 2013 through June 2017. As of June 30, 2014, we had $2.2 billion of variable rate debt not subject to a fixed rate swap.

Based on the amount outstanding under our senior secured credit facilities at June 30, 2014, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps, would cause an increase or decrease in interest expense of $21.8 million on an annual basis.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1, 2014 to April 30, 2014	25,422	$30.07	—	$300.0
May 1, 2014 to May 31, 2014	4,472	$29.35	—	$300.0
June 1, 2014 to June 30, 2014	22,611	$32.11	—	$300.0

(1) Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2) On February 12, 2014, our board of directors authorized a program to repurchase up to an additional $300 million of our Class A common stock. As of June 30, 2014, no share repurchases have been transacted under the February 2014 authorization. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice.

Item 5. Other Information
None

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTIV, INC.

July 31, 2014	By:	/s/ Mark L. Heimbouch
Mark. L. Heimbouch
Chief Financial Officer

/s/ Christopher Thompson
Christopher Thompson
SVP, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Transaction Agreement, dated as of May 12, 2014, by and among Vantiv, Inc., National Processing Company, Mars Merger Sub, LLC, Vantiv, LLC, SLP III Quicksilver Feeder I, L.P., Mercury Payment Systems, LLC and Silver Lake Partners III DE, L.P.	8-K	001-35462	2.1	May 16, 2014

10.1	Amendment and Restatement Agreement, dated as of June 13, 2014, among Vantiv, LLC, Vantiv Holding, LLC, the other Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto.	8-K	001-35462	10.1	June 19, 2014

10.2
Amended and Restated Loan Agreement, dated as of June 13, 2014, by and among Vantiv, LLC, various lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other agents party thereto.

10.3	Tax Receivable Agreement, dated as of May 12, 2014, by and among NPC Group, Inc.; Silver Lake Partners III DE, LP; SLP III Quicksilver Feeder I, LP; Silver Lake Technology Investors III, L.P.; MPS 1, Inc.; Mercury Payment Systems II, LLC; Vantiv, LLC; and certain other parties listed on Schedule B thereto.	8-K	001-35462	10.3	June 19, 2014

10.4+	Mercury Payment Systems, LLC 2010 Unit Incentive Plan, as Restated and Assumed by Vantiv, Inc.	S-8	333-196911	4.3	June 19, 2014

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

+ Indicates a management contract or compensatory plan