Form 10-Q
period 2014-09-30
Vantiv, Inc.
filed 2014-10-30
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of September 30, 2014, there were 146,130,327 shares of the registrant’s Class A common stock outstanding and 43,042,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2014

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
External customers	$677,073	$512,437	$1,783,494	$1,490,742
Related party revenues	20,036	19,910	59,924	58,980
Total revenue	697,109	532,347	1,843,418	1,549,722
Network fees and other costs	316,592	238,141	843,030	685,708
Sales and marketing	111,233	79,551	280,184	231,963
Other operating costs	60,659	48,340	177,782	148,168
General and administrative	45,422	27,489	126,580	88,450
Depreciation and amortization	65,289	48,604	204,176	136,428
Income from operations	97,914	90,222	211,666	259,005
Interest expense—net	(28,039)	(10,724)	(52,089)	(30,317)
Non-operating expenses	(6,594)	—	(34,250)	(20,000)
Income before applicable income taxes	63,281	79,498	125,327	208,688
Income tax expense	20,436	24,893	38,078	63,650
Net income	42,845	54,605	87,249	145,038
Less: Net income attributable to non-controlling interests	(12,859)	(18,894)	(30,536)	(54,300)
Net income attributable to Vantiv, Inc.	$29,986	$35,711	$56,713	$90,738
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.21	$0.26	$0.40	$0.66
Diluted	$0.20	$0.24	$0.40	$0.62
Shares used in computing net income per share of Class A common stock:
Basic	144,632,010	139,968,417	141,127,560	138,142,146
Diluted	199,698,988	201,011,014	199,074,819	207,843,165

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$42,845	$54,605	$87,249	$145,038
Other comprehensive income, net of tax:
Gain (loss) on cash flow hedges and other	2,835	(5,671)	(2,984)	627
Comprehensive income	45,680	48,934	84,265	145,665
Less: Comprehensive income attributable to non-controlling interests	(13,788)	(16,873)	(29,368)	(54,662)
Comprehensive income attributable to Vantiv, Inc.	$31,892	$32,061	$54,897	$91,003

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$371,447	$171,427
Accounts receivable—net	529,441	472,196
Related party receivable	6,017	5,155
Settlement assets	116,694	127,144
Prepaid expenses	29,670	18,059
Other	12,571	13,932
Total current assets	1,065,840	807,913
Customer incentives	37,925	30,808
Property, equipment and software—net	279,024	217,333
Intangible assets—net	1,114,843	795,332
Goodwill	3,272,907	1,943,613
Deferred taxes	454,811	362,785
Other assets	47,978	31,769
Total assets	$6,273,328	$4,189,553
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$261,600	$233,383
Related party payable	3,201	2,381
Settlement obligations	434,053	333,649
Current portion of note payable to related party	10,353	17,621
Current portion of note payable	106,148	74,879
Current portion of tax receivable agreement obligations to related parties	23,333	8,639
Deferred income	8,005	9,053
Current maturities of capital lease obligations	8,118	4,326
Other	5,242	1,382
Total current liabilities	860,053	685,313
Long-term liabilities:
Note payable to related party	194,109	325,993
Note payable	3,111,880	1,392,757
Tax receivable agreement obligations to related parties	637,766	551,061
Tax receivable agreement obligations	144,793	—
Capital lease obligations	17,013	12,044
Deferred taxes	43,053	37,963
Other	21,437	8,100
Total long-term liabilities	4,170,051	2,327,918
Total liabilities	5,030,104	3,013,231
Commitments and contingencies (See Note 7 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 146,130,327 shares outstanding at September 30, 2014; 141,758,681 shares outstanding at December 31, 2013	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 43,042,826 shares issued and outstanding at September 30, 2014; 48,822,826 shares issued and outstanding at December 31, 2013	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	636,741	597,730
Retained earnings	259,779	203,066
Accumulated other comprehensive (loss) income	(1,552)	264
Treasury stock, at cost; 2,131,554 shares at September 30, 2014 and 1,606,664 shares at December 31, 2013	(49,829)	(33,130)
Total Vantiv, Inc. equity	845,140	767,931
Non-controlling interests	398,084	408,391
Total equity	1,243,224	1,176,322
Total liabilities and equity	$6,273,328	$4,189,553
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income	$87,249	$145,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	169,909	136,428
Write-off of intangible asset	34,267	—
Amortization of customer incentives	8,094	7,466
Amortization and write-off of debt issuance costs	30,416	23,256
Share-based compensation expense	30,797	21,352
Other non-cash items	8,311	—
Change in operating assets and liabilities:
Accounts receivable and related party receivable	(15,946)	25,734
Net settlement assets and obligations	109,402	13,910
Customer incentives	(11,581)	(10,548)
Prepaid and other assets	(10,321)	(7,535)
Accounts payable and accrued expenses	22,628	(14,508)
Payable to related party	733	1,038
Other liabilities	(1,161)	132
Net cash provided by operating activities	462,797	341,763
Investing Activities:
Purchases of property and equipment	(76,984)	(46,970)
Acquisition of customer portfolios and related assets	(27,399)	(6,555)
Purchase of investments	(7,487)	(3,174)
Cash used in acquisitions, net of cash acquired	(1,658,694)	(155,654)
Net cash used in investing activities	(1,770,564)	(212,353)
Financing Activities:
Proceeds from issuance of long-term debt	3,443,000	1,850,000
Repayment of debt and capital lease obligations	(1,838,906)	(1,280,366)
Payment of debt issuance costs	(38,069)	(26,288)
Proceeds from exercise of Class A common stock options	2,774	—
Repurchase of Class A common stock	(34,366)	(400,592)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(16,699)	(12,739)
Payments under tax receivable agreements	(8,639)	—
Tax benefit from employee share-based compensation	11,845	6,754
Distribution to non-controlling interests	(13,153)	(28,978)
Net cash provided by financing activities	1,507,787	107,791
Net increase in cash and cash equivalents	200,020	237,201
Cash and cash equivalents—Beginning of period	171,427	67,058
Cash and cash equivalents—End of period	$371,447	$304,259
Cash Payments:
Interest	$44,611	$28,141
Taxes	18,422	43,041
Non-cash Items:
Issuance of tax receivable agreements to related parties	$109,400	$328,900
Issuance of tax receivable agreement as contingent consideration	137,120	—

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2014	$1,176,322	141,759	$1	48,823	$—	1,607	$(33,130)	$597,730	$203,066	$264	$408,391
Net income	87,249	—	—	—	—	—	—	—	56,713	—	30,536
Issuance of Class A common stock under employee stock plans, net of forfeitures	2,774	225	—	—	—	—	—	2,774	—	—	—
Tax benefit from employee share-based compensation	11,845	—	—	—	—	—	—	11,845	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(16,699)	(525)	—	—	—	525	(16,699)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	5,780	—	(5,780)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(34,366)	(1,109)	—	—	—	—	—	(34,366)	—	—	—
Issuance of tax receivable agreements	(17,400)	—	—	—	—	—	—	(17,400)	—	—	—
Unrealized loss on hedging activities and other, net of tax	(2,984)	—	—	—	—	—	—	—	—	(1,816)	(1,168)
Formation of joint venture	18,839	—	—	—	—	—	—	—	—	—	18,839
Distribution to non-controlling interests	(13,153)	—	—	—	—	—	—	—	—	—	(13,153)
Share-based compensation	30,797	—	—	—	—	—	—	23,324	—	—	7,473
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	52,834	—	—	(52,834)
Ending Balance, September 30, 2014	$1,243,224	146,130	$1	43,043	$—	2,132	$(49,829)	$636,741	$259,779	$(1,552)	$398,084

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2013	$1,444,235	142,244	$1	70,219	$—	978	$(17,906)	$766,337	$69,494	$—	$626,309
Net Income	145,038	—	—	—	—	—	—	—	90,738	—	54,300
Issuance of Class A common stock upon vesting of restricted stock awards	—	2	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	6,754	—	—	—	—	—	—	6,754	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(12,739)	(568)	—	—	—	568	(12,739)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	21,396	—	(21,396)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(400,592)	(17,453)	—	—	—	—	—	(400,592)	—	—	—
Issuance of tax receivable agreements	(93,000)	—	—	—	—	—	—	(93,000)	—	—	—
Unrealized gain on hedging activities, net of tax	627	—	—	—	—	—	—	—	—	265	362
Distribution to non-controlling interests	(28,978)	—	—	—	—	—	—	—	—	—	(28,978)
Share-based compensation	21,352	—	—	—	—	—	—	14,993	—	—	6,359
Forfeitures of restricted stock awards	—	(347)	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	240,779	—	—	(240,779)
Ending Balance, September 30, 2013	$1,082,697	145,274	$1	48,823	$—	1,546	$(30,645)	$535,271	$160,232	$265	$417,573

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

Secondary Offerings and Share Repurchases

In October 2013, the Company's board of directors authorized a program to repurchase up to $137 million of the Company's Class A common stock. During the nine months ended September 30, 2014, approximately 1.1 million shares were repurchased for $34.4 million, which completed the repurchases under this authorization.

In February 2014, the Company's board of directors authorized a program to repurchase up to an additional $300 million of the Company's Class A common stock. As of September 30, 2014, no shares had been repurchased under this authorization.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of September 30, 2014, Vantiv, Inc. and Fifth Third owned interests in Vantiv Holding of 77.25% and 22.75%, respectively (see Note 8 - Controlling and Non-controlling Interests for changes in non-controlling interests).

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards and performance awards is measured based on the market price of the Company’s stock on the grant date. For the nine months ended September 30, 2014 and 2013 total share-based compensation expense was $30.8 million and $21.4 million, respectively.

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. These consent rights require the approval of Fifth Third for certain significant matters, including the payment of all distributions by Vantiv Holding other than certain permitted distributions, which relate primarily to the payment of tax distributions and tax-related obligations. The amounts available to Vantiv, Inc. to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of our consolidated net assets are held at the subsidiary level and are restricted as of December 31, 2013 and September 30, 2014.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of September 30, 2014 and December 31, 2013 the Company had recorded no valuation allowances against deferred tax assets.

The Company's consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company's effective tax rates were 30.4% and 30.5%, respectively, for the nine months ended September 30, 2014 and 2013. The effective tax rate for each period reflects the impact of the Company's non-controlling interests.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was not material to the Company’s consolidated statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 5 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of September 30, 2014 and December 31, 2013 was $187.8 million and $137.4 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2014 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of September 30, 2014.

Intangible assets consist of acquired customer relationships, trade names and customer portfolios and related assets that are amortized over their estimated useful lives. Subsequent to the Mercury acquisition in June 2014, the Company decided to phase out an existing trade name used in the ISO channel within the Merchant Services segment. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the quarter ended June 30, 2014. The remaining fair value will be amortized on a straight-line basis over the remaining estimated useful life of two years. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of September 30, 2014, there have been no such events or circumstances that would indicate potential impairment.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The settlement assets and obligations recorded by Merchant Services represent intermediary balances due to differences between the amount the Sponsoring Member receives from the card associations and the amount funded to the merchants. Such differences arise from timing differences, interchange costs, merchant reserves and exception items. In addition, certain card associations limit the Company from accessing or controlling merchant settlement funds and, instead, require that these funds be controlled by the Sponsoring Member. The Company follows a net settlement process whereby, if the settlement received from the card associations precedes the funding obligation to the merchant, the Company temporarily records a corresponding liability. Conversely, if the funding obligation to the merchant precedes the settlement from the card associations, the amount of the net receivable position is recorded by the Company, or in some cases, the Sponsoring Member may cover the position with its own funds in which case a receivable position is not recorded by the Company.

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

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, "Revenue From Contracts With Customers." The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The amendment provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption prohibited. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating which transition approach to use and assessing the impact of the adoption of this principle on the Company's consolidated financial statements.

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

Cash acquired	$22,485
Current assets	47,421
Property, equipment and software	34,156
Customer relationship intangible assets	412,500
Goodwill	1,329,294
Deferred tax assets	13,496
Other non-current assets	9,026
Current and non-current liabilities	(50,079)
Total purchase price	$1,818,299

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information provides a reasonable basis for estimating the fair values, but the Company is waiting for additional information necessary to finalize those amounts, particularly with respect to the estimated fair value of intangible assets and goodwill. The potential for measurement period adjustments related to the acquired assets and assumed liabilities exists based on the Company’s continuing review of all matters related to the acquisition and could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

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

Customer relationship intangible assets have a weighted average estimated useful life of 10 years.

The Company incurred transaction and integration expenses of approximately $13.6 million during the nine months ended September 30, 2014 in conjunction with the acquisition of Mercury, which are included within general and administrative expenses on the accompanying consolidated statement of income.

Under the terms of the Mercury transaction agreement, the Company replaced unvested employee stock options held by certain employees of Mercury. The number of replacement stock options was based on a conversion factor into equivalent stock options of the Company on the acquisition date. The weighted average fair value of the replacement options was $32.1 million and was calculated on the acquisition date using the Black-Scholes option pricing model. The portion of the fair value of the replacement awards related to services provided prior to the acquisition of $17.7 million was part of the consideration transferred to acquire Mercury. The remaining portion of the fair value is associated with future service and will be recognized as expense over the future service period.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following pro forma information shows the Company’s results of operations for the three months and nine months ended September 30, 2014 and 2013 as if the Mercury acquisition had occurred January 1, 2013. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date, nor is it intended to be indicative of future operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Actual)	(Pro forma)	(Pro forma)	(Pro forma)
	(in thousands, except share data)
Total revenue	$697,109	$619,033	$2,003,239	$1,791,065
Income from operations	97,914	101,127	223,034	262,580
Net income including non-controlling interests	42,845	50,451	95,160	102,656
Net income attributable to Vantiv, Inc.	29,986	32,090	62,623	61,017
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.21	$0.23	$0.44	$0.44
Diluted	$0.20	$0.22	$0.44	$0.41
Shares used in computing net income per share of Class A common stock:
Basic	144,632,010	139,968,417	141,127,560	138,142,146
Diluted	199,698,988	201,011,014	199,074,819	207,843,165

Earnings per share is calculated independently for each separately reported period. Accordingly, the sum of the separately reported periods may not necessarily be equal to the per share amount for the corresponding nine months ended period, as independently calculated.

The pro forma results include certain pro forma adjustments that were directly attributable to the business combination as follows:

•	additional amortization expense that would have been recognized relating to the acquired intangible assets,

•	adjustment of interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of Mercury historical debt, and

•
a reduction in non-operating expenses in the nine months ended September 30, 2014 and a corresponding increase in the nine months ended September 30, 2013 for acquisition-related transaction costs and debt refinancing costs incurred by the Company.

3. GOODWILL AND INTANGIBLE ASSETS

A summary of changes in goodwill through September 30, 2014 is as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2013	$1,368,763	$574,850	$1,943,613
Goodwill attributable to acquisition of Mercury	1,329,294	—	1,329,294
Balance as of September 30, 2014	$2,698,057	$574,850	$3,272,907

Intangible assets consist of acquired customer relationships, trade names and customer portfolios and related assets. The useful lives of customer relationships are determined based on forecasted cash flows, which include estimates for customer attrition associated with the underlying portfolio of customers acquired. The customer relationships acquired in conjunction with acquisitions are amortized based on the pattern of cash flows expected to be realized taking into consideration expected revenues and customer attrition, which are based on historical data and the Company's estimates of future performance. These estimates result in accelerated amortization on certain acquired intangible assets.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Indefinite lived trade names are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Subsequent to the Mercury acquisition in June 2014, the Company decided to phase out an existing trade name used in the ISO channel. The trade name was originally expected to remain in use for the foreseeable future and therefore was deemed an indefinite lived intangible asset not subject to amortization. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the nine months ended September 30, 2014. The trade name was revalued utilizing an income approach using the relief-from-royalty method. The revised fair value of $6.7 million will be amortized on a straight-line basis over the remaining estimated useful life of two years.

The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

As of September 30, 2014 and December 31, 2013, the Company's intangible assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Customer relationship intangible assets	$1,677,118	$1,234,042
Trade name - indefinite lived	—	41,000
Trade name - finite lived	14,733	500
Customer portfolios and related assets	55,128	26,422
	1,746,979	1,301,964

Less accumulated amortization on:
Customer relationship intangible assets	609,321	496,906
Trade name - finite lived	2,041	208
Customer portfolios and related assets	20,774	9,518
	632,136	506,632
	$1,114,843	$795,332

During the nine months ended September 30, 2014, the Company acquired approximately $28.7 million of customer portfolios and related assets, which are being amortized over a weighted average useful life of 4.0 years. Amortization expense on intangible assets for the three months ended September 30, 2014 and 2013 was $47.1 million and $32.9 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2014 and 2013 was $152.1 million and $95.6 million, respectively. For the nine months ended September 30, 2014, intangible amortization expense included the $34.3 million charge related to the phasing out of a trade name discussed above.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

Three months ending December 31, 2014	$46,205
2015	180,112
2016	168,966
2017	158,976
2018	154,756
2019	150,990

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In connection with the secondary offering in June 2014, as discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third exchanged Class B units of Vantiv Holding for shares of Vantiv, Inc. Class A Common Stock. As a result of the secondary offering and exchange of units of Vantiv Holding, the Company recorded an additional liability under the IPO TRA of $109.4 million and an additional deferred tax asset of $92.0 million in the second quarter of 2014 associated with the increase in tax basis. The Company recorded a corresponding reduction to paid-in capital for the difference between the IPO TRA liability and the related deferred tax asset.

As discussed in Note 2 - Business Combination, the Company entered into the Mercury TRA, which generally provides that the Company will pay to the Mercury TRA Holders 85% of the value of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increase in tax basis of the assets of Mercury and the use of the net operating losses and other tax attributes of Mercury. The timing and/or amount of aggregate payments due under the Mercury TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. The Company recorded an initial liability of $137.1 million for the Mercury TRA and non-operating expenses of $6.5 million and $7.7 million related to the change in fair value of the Mercury TRA during the three and nine months ended September 30, 2014, respectively.

The following table reflects TRA activity and balances as of September 30, 2014 (in thousands):

	Balance as of December 31, 2013	2014 TRA Payment	2014 Secondary Offering	Acquisition of Mercury	Change in Value	Balance as of September 30, 2014
IPO TRAs	$559,700	$(8,639)	$109,400	$—	$638	$661,099
Mercury TRA	—	—	—	137,120	7,673	144,793
Total	$559,700	$(8,639)	$109,400	$137,120	$8,311	$805,892

Payments under each of the TRAs discussed above are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. The cash savings realized by the Company are computed by comparing the Company's actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed above. As such, obligations recorded pursuant to the TRAs are based on estimates of future taxable income and future tax rates. The Company will retain the benefit of the remaining 15% of the cash tax savings associated with each of the TRAs discussed above.

Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year. The first contractually obligated payment under the IPO TRA of approximately $8.6 million was paid in January 2014. The first contractually obligated payment under the Mercury TRA is due in January 2016. As of September 30, 2014, the balance of the current portion of tax receivable agreement obligations to related parties on the accompanying statement of financial position is $23.3 million. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRAs for an amount based on the agreed payments remaining to be made under the agreements.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. LONG-TERM DEBT

    As of September 30, 2014 and December 31, 2013, the Company's debt consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
$2,050.0 million term A loan, maturing on June 2019, and bearing interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 2.15% at September 30, 2014) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters, 1.875% per quarter during the next four quarters and 2.50% during next three quarters with a balloon payment due at maturity	$2,024,375	$—
$1,850.0 million term A loan, maturing on May 15, 2018, and bearing interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 1.92% at December 31, 2013) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters, with a balloon payment due at maturity	—	1,803,750
$1,400.0 million term B loan, maturing on June 2021, and bearing interest at a variable base rate (LIBOR) plus a spread rate (300 basis points) with a floor of 75 basis points (total rate of 3.75% at September 30, 2014) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity	1,396,500	—
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at September 30, 2014)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(116,501)	(92,500)
Less: Original issue discount	(8,516)	(2,631)
Note payable and note payable to related party	$3,305,989	$1,718,750

June 2014 Debt Refinancing

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement ("Amended Loan Agreement"). The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the prior term A loan with an outstanding balance of approximately $1.8 billion. The prior revolving credit facility was also terminated. The maturity date and debt service requirements relating to the new term A and term B loans are listed in the table above. The new revolving credit facility matures in June 2019 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year.

As of September 30, 2014 and December 31, 2013, Fifth Third held $204.5 million and $343.6 million, respectively, of the term A loans.

Original Issue Discount and Deferred Financing Fees

As a result of the Company's June 2014 debt refinancing discussed above, the Company expensed approximately $26.5 million during the three months ended June 30, 2014, which consisted primarily of the write-offs of unamortized deferred financing fees and original issue discount ("OID") associated with the component of the refinancing accounted for as a debt extinguishment and certain third party costs incurred in connection with the refinancing. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the nine months ended September 30, 2014. At September 30, 2014, deferred financing fees of approximately $26.6 million and OID of approximately $8.5 million are recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statement of financial position.

Guarantees and Security

The Company's debt obligations at September 30, 2014 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding's existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Amended Loan Agreement) by

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $10 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain quarterly financial and non-financial covenants contained in the Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. At September 30, 2014, the Company was in compliance with these covenants.

6. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of September 30, 2014 and December 31, 2013, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. These swaps are designated as cash flow hedges for accounting purposes.

Accounting for Derivative Instruments

The Company recognizes derivatives in other current and non-current assets or liabilities in the accompanying consolidated statements of financial position at their fair values. Refer to Note 9 - Fair Value Measurements for a detailed discussion of the fair value of its derivatives. The Company designates its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable-rate debt.

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

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of September 30, 2014, the Company had 12 outstanding interest rate swaps with a combined notional balance of $1.3 billion (amortizing to $1.1 billion) covering an exposure period from June 2014 through June 2017 that were designated as cash flow hedges of interest rate risk. Fifth Third is the counterparty to 5 of the 12 outstanding interest rate swaps with notional balances ranging from $318.8 million to $262.5 million.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	September 30, 2014	December 31, 2013
Interest rate swaps	Other long-term assets	$1,649	$4,545
Interest rate swaps	Other current liabilities	2,882	—
Interest rate swaps	Other long-term liabilities	1,885	3,728

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Any ineffectiveness associated with such derivative instruments is recorded immediately as interest expense in the accompanying consolidated statements of income. As of September 30, 2014, the Company estimates that $4.7 million will be reclassified from AOCI as an increase to interest expense during the next 12 months.

The table below presents the effect of the Company’s interest rate swaps on the accompanying consolidated statements of income for the three months and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in other comprehensive income (effective portion)	$2,968	$(8,057)	$(5,865)	$506
Amount of loss reclassified from AOCI into earnings (effective portion)	(1,114)	(243)	(1,932)	(277)
Amount of gain (loss) recognized in earnings (1)	—	—	(2)	—

(1)	Amount represents ineffectiveness and is recorded as a component of interest expense-net in the accompanying consolidated statement of income.

Credit Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.1 million. As of September 30, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2014, it could have been required to settle its obligations under the agreements at their termination value of $4.1 million.

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

8. CONTROLLING AND NON-CONTROLLING INTERESTS

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Vantiv, Inc. owns a controlling interest in Vantiv Holding, and therefore consolidates the financial results of Vantiv Holding and its subsidiaries and records non-controlling interest for the economic interests in Vantiv Holding held by Fifth Third.

The Company and Peoples United Bank (“PUB”) formed People’s United Merchant Services (“PUMS”) during the second quarter of 2014, which represents a joint venture that will provide customers a comprehensive suite of payment solutions. Vantiv Holding owns 51% of PUMS and PUB owns 49%. PUMS will be consolidated by the Company in accordance with ASC 810, Consolidation, with the associated non-controlling interest included in “Net income attributable to non-controlling interests" in the consolidated statements of income. PUB contributed a merchant asset portfolio to PUMS valued at $18.8 million which was recorded to non-controlling interests in the Consolidated Statements of Equity.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2014, Vantiv, Inc.’s interest in Vantiv Holding was 77.25%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2013	141,758,681	48,822,826	190,581,507
% of ownership	74.38%	25.62%
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with June 2014 secondary offering	5,780,000	(5,780,000)	—
Share repurchases	(1,108,700)	—	(1,108,700)
Equity plan activity (a)	(299,654)	—	(299,654)
As of September 30, 2014	146,130,327	43,042,826	189,173,153
% of ownership	77.25%	22.75%

(a)
Includes stock issued under equity plans less Class A common stock withheld to satisfy employee tax withholding obligations upon vesting or exercise of employee equity awards and forfeitures of restricted Class A common stock awards.

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $52.8 million has been recognized during the nine months ended September 30, 2014 in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on ownership interests in Vantiv Holding since the end of 2013.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$42,845	$54,605	$87,249	$145,038
Items not allocable to non-controlling interests:			0
Vantiv, Inc. expenses (a)	12,687	17,857	32,501	41,922
Vantiv Holding net income	55,532	72,462	119,750	186,960
Net income attributable to non-controlling interests of Fifth Third (b)	12,695	18,894	30,071	54,300
Net income attributable to PUMS non-controlling interest (c)	164	—	465	—
Total net income attributable to non-controlling interests	$12,859	$18,894	$30,536	$54,300

(a)                    Primarily represents income tax expense related to Vantiv, Inc.
(b)                     Net income attributable to non-controlling interests of Fifth Third reflects the allocation of Vantiv Holding’s net income based on the proportionate ownership interests in Vantiv Holding held by the non-controlling unit holders. The net income attributable to non-controlling unit holders reflects the changes in ownership interests summarized in the table above.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$1,649	$—	$—	$4,545	$—
Liabilities:
Interest rate swaps	$—	$4,767	$—	$—	$3,728	$—
Mercury TRA	—	—	144,793	—	—	—

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

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014 and December 31, 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 6 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The Company recorded non-operating expenses of $6.5 million and $7.7 million related to the change in fair value during the three and nine months ended September 30, 2014, respectively. See Note 2 - Business Combination and Note 4 - Tax Receivable Agreements for further discussion of the Mercury TRA.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$371,447	$371,447	$171,427	$171,427
Liabilities:
Note payable	3,422,490	3,390,827	1,811,250	1,815,459

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

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third's non-controlling interests. As such, due to Vantiv, Inc.'s structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company's income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. The denominator is adjusted to include the weighted-average shares of Class A common stock outstanding assuming conversion of the Class B units of Vantiv Holding held by Fifth Third on an "if-converted" basis. As of September 30, 2014 and 2013, there were approximately 43.0 million and 48.8 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, potentially dilutive securities during the three months and nine months ended September 30, 2014 and 2013 included restricted stock awards, stock options, performance share units and the warrant to purchase Class C units of Vantiv Holding held by Fifth Third. During the three months and nine months ended September 30, 2014 and 2013 approximately 563,000 and 211,000, respectively, performance share units have been excluded as the applicable performance metrics had not been met as of the reporting date. Approximately 652,000 stock options were excluded for the three months and nine months ended September 30, 2013 as they were anti-dilutive during the period.

The shares of Vantiv, Inc. Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Net income attributable to Vantiv, Inc.	$29,986	$35,711	$56,713	$90,738
Shares used in computing basic net income per share:
Weighted-average Class A common shares	144,632,010	139,968,417	141,127,560	138,142,146
Basic net income per share	$0.21	$0.26	$0.40	$0.66
Diluted:
Consolidated income before applicable income taxes	$63,281	$79,498	$125,327	$208,688
Income tax expense excluding impact of non-controlling interest	23,098	30,607	45,744	80,345
Net income attributable to Vantiv, Inc.	$40,183	$48,891	$79,583	$128,343
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	144,632,010	139,968,417	141,127,560	138,142,146
Weighted-average Class B units of Vantiv Holding	43,042,826	50,833,696	46,282,167	60,934,515
Warrant	10,349,050	8,429,342	10,058,028	6,987,250
Restricted stock awards	1,140,561	1,779,559	1,352,914	1,779,254
Stock options	534,541	—	254,150	—
Diluted weighted-average shares outstanding	199,698,988	201,011,014	199,074,819	207,843,165
Diluted net income per share	$0.20	$0.24	$0.40	$0.62

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the three months and nine months ended September 30, 2014 and 2013 is presented below (in thousands).

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three months ended September 30, 2014
Net change in fair value recorded in accumulated OCI	$(4,120)	$2,968	$(856)	$2,112	$(675)	$1,437	$(2,683)
Net realized loss reclassified into earnings (a)	658	1,114	(321)	793	(254)	539	1,197
Other	4	(70)	—	(70)	—	(70)	(66)
Net change	$(3,458)	$4,012	$(1,177)	$2,835	$(929)	$1,906	$(1,552)

Three months ended September 30, 2013
Net change in fair value recorded in accumulated OCI	$3,900	$(8,057)	$2,210	$(5,847)	$2,082	$(3,765)	$135
Net realized loss reclassified into earnings (a)	15	243	(67)	176	(61)	115	130
Net change	$3,915	$(7,814)	$2,143	$(5,671)	$2,021	$(3,650)	$265

Nine months ended September 30, 2014
Net change in fair value recorded in accumulated OCI	$(5)	$(5,865)	$1,569	$(4,296)	$1,618	$(2,678)	$(2,683)
Net realized loss reclassified into earnings (a)	269	1,932	(554)	1,378	(450)	928	1,197
Other	—	(66)	—	(66)	—	(66)	(66)
Net change	$264	$(3,999)	$1,015	$(2,984)	$1,168	$(1,816)	$(1,552)

Nine months ended September 30, 2013
Net change in fair value recorded in accumulated OCI	$—	$506	$(80)	$426	$(291)	$135	$135
Net realized loss reclassified into earnings (a)	—	277	(76)	201	(71)	130	130
Net change	$—	$783	$(156)	$627	$(362)	$265	$265

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity	Interest expense-net
Tax effect	Income tax expense
OCI Attributable to non-controlling interests	Net income attributable to non-controlling interests

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

	Three Months Ended September 30, 2014
		Financial Institution
	Merchant Services	Services	Total
Total revenue	$580,082	$117,027	$697,109
Network fees and other costs	282,431	34,161	316,592
Sales and marketing	104,460	6,773	111,233
Segment profit	$193,191	$76,093	$269,284

	Three Months Ended September 30, 2013
		Financial Institution
	Merchant Services	Services	Total
Total revenue	$413,360	$118,987	$532,347
Network fees and other costs	203,642	34,499	238,141
Sales and marketing	72,534	7,017	79,551
Segment profit	$137,184	$77,471	$214,655

	Nine Months Ended September 30, 2014
		Financial Institution
	Merchant Services	Services	Total
Total revenue	$1,486,991	$356,427	$1,843,418
Network fees and other costs	738,440	104,590	843,030
Sales and marketing	260,225	19,959	280,184
Segment profit	$488,326	$231,878	$720,204

	Nine Months Ended September 30, 2013
		Financial Institution
	Merchant Services	Services	Total
Total revenue	$1,197,497	$352,225	$1,549,722
Network fees and other costs	585,364	100,344	685,708
Sales and marketing	213,034	18,929	231,963
Segment profit	$399,099	$232,952	$632,051

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total segment profit	$269,284	$214,655	$720,204	$632,051
Less: Other operating costs	(60,659)	(48,340)	(177,782)	(148,168)
Less: General and administrative	(45,422)	(27,489)	(126,580)	(88,450)
Less: Depreciation and amortization	(65,289)	(48,604)	(204,176)	(136,428)
Less: Interest expense—net	(28,039)	(10,724)	(52,089)	(30,317)
Less: Non-operating expenses	(6,594)	—	(34,250)	(20,000)
Income before applicable income taxes	$63,281	$79,498	$125,327	$208,688

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

Executive Overview

Revenue for the three months ended September 30, 2014 increased 31% to $697.1 million from $532.3 million in 2013. Revenue for the nine months ended September 30, 2014 increased 19% to $1,843.4 million from $1,549.7 million in 2013.

Income from operations for the three months ended September 30, 2014 increased 9% to $97.9 million from $90.2 million in 2013. Income from operations for the nine months ended September 30, 2014 decreased 18% to $211.7 million from $259.0 million in 2013.

Net income for the three months ended September 30, 2014 decreased 22% to $42.8 million from $54.6 million in 2013. Net income attributable to Vantiv, Inc. for the three months ended September 30, 2014 decreased 16% to $30.0 million from income of $35.7 million in 2013. Net income for the nine months ended September 30, 2014 decreased 40% to $87.2 million from $145.0 million in 2013. Net income attributable to Vantiv, Inc. for the nine months ended September 30, 2014 decreased 37% to $56.7 million from $90.7 million in 2013. The decrease in net income attributable to Vantiv, Inc. for the nine months ended September 30, 2014 is primarily the result of a charge related to phasing out a trade name, the refinancing of our senior secured credit facilities, expense related to the change in fair value of a tax receivable agreement ("TRA"), an increase in transition, acquisition and integration costs and an increase in interest expense.

In October 2013, our board of directors authorized a program to repurchase up to $137 million of our Class A common stock. During the nine months ended September 30, 2014, approximately 1.1 million shares were repurchased for $34.4 million, which completed the repurchases under this authorization.

In February 2014, our board of directors authorized a program to repurchase up to an additional $300 million of our Class A common stock. As of September 30, 2014, no shares had been repurchased under this authorization.

In March 2014, a secondary offering took place in which Advent International Corporation ("Advent") sold its remaining 18.8 million shares of Class A common stock. We did not receive any proceeds from the sale.

In June 2014, a secondary offering took place in which Fifth Third sold 5.8 million shares of Class A common stock. We did not receive any proceeds from the sale.

Recent Acquisitions

On June 13, 2014, we acquired Mercury Payment Services, LLC ("Mercury") for approximately $1.681 billion in cash and $137.1 million in contingent consideration related to a tax receivable agreement ("Mercury TRA") entered into with pre-acquisition owners of Mercury ("Mercury TRA Holders") in connection with the Mercury acquisition. We funded the Mercury acquisition by borrowing an additional $1.7 billion through an amendment and refinancing of our senior secured credit facilities.

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

•
Depreciation and amortization expense consists of our depreciation expense related to investments in property, equipment and software as well as our amortization of intangible assets, principally customer relationships acquired in connection with the acquisition of a majority interest in Vantiv Holding in June 2009 and our subsequent acquisitions. Depreciation and amortization expense for the nine months ended September 30, 2014 also includes a charge related to phasing out a trade name.

•	Interest expense—net consists primarily of interest on borrowings under our senior secured credit facilities less interest income earned on our cash and cash equivalents.

•	Income tax expense represents federal, state and local taxes based on income in multiple jurisdictions.

•
Non-operating expenses primarily relate to the refinancing of our senior secured credit facilities (see Note 5 - Long-Term Debt) and the change in fair value of the Mercury TRA (see Note 4 - Tax Receivable Agreements) entered into in June 2014. The 2013 amount relates to the refinancing of our senior secured credit facilities in May 2013.

Non-Controlling Interest

As a result of the non-controlling ownership interest in Vantiv Holding held by Fifth Third Bank ("Fifth Third") and the non-controlling ownership interest in the People's United Merchant Services ("PUMS") joint venture held by Peoples United Bank ("PUB"), our results of operations include net income attributable to non-controlling interests. Net income attributable to non-controlling interests for the three months ended September 30, 2014 and 2013 was $12.9 million and $18.9 million, respectively. Net income attributable to non-controlling interests for the nine months ended September 30, 2014 and 2013 was $30.5 million and $54.3 million, respectively. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders.

Factors and Trends Impacting Our Business and Results of Operations

We expect a number of factors will impact our business, results of operations and financial condition. In general, our revenue is impacted by the number and dollar volume of card based transactions which in turn are impacted by general economic conditions, consumer spending and the emergence of new technologies and payment types, such as ecommerce, mobile payments, and prepaid cards. In our Merchant Services segment, our net revenues are impacted by the mix of the size of merchants that we provide services to as well as the mix of transaction volume by merchant category. In our Financial Institution Services segment, our net revenues are impacted by the mix of the size of financial institutions to which we provide services as well as consolidation and market and industry pressures, which have contributed and are expected to continue to contribute to pricing compression of payment processing fees in this segment. We also expect our results of operations to be impacted by the factors discussed below.

Pro Forma Adjusted Net Income

We use pro forma adjusted net income for financial and operational decision making as a means to evaluate period-to-period comparisons of our performance and results of operations. Pro forma adjusted net income is also incorporated into performance metrics underlying certain share-based payments issued under the 2012 Vantiv, Inc. Equity Incentive Plan and our annual incentive plan. We believe pro forma adjusted net income provides useful information about our performance and operating results, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to key metrics used by management in its financial and operational decision making.

In calculating pro forma adjusted net income, we make certain non-GAAP adjustments, as well as pro forma adjustments, to adjust our GAAP operating results for the items discussed below. This measure should be considered together with GAAP operating results.

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incurred costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory and integration services and related personnel costs. Additionally, our expenses include costs associated with a one-time signing bonus issued to certain employees that transferred to us from Fifth Third in connection with our separation from Fifth Third in June 2009. This signing bonus contained a five-year vesting period beginning on the date of the separation. Also included are charges related to employee termination benefits. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses. For the three months ended September 30, 2014 and 2013, transition, acquisition and integration costs were $7.5 million and $3.2 million, respectively. For the nine months ended September 30, 2014 and 2013, transition, acquisition and integration costs were $30.2 million and $9.2 million, respectively.

Share-Based Compensation

We have granted share-based awards to certain employees and members of our board of directors and intend to continue to grant additional share-based awards in the future. During the three months ended September 30, 2014 and 2013, we incurred share-based compensation expense of $10.8 million and $7.4 million, respectively. During the nine months ended September 30, 2014 and 2013, we incurred share-based compensation expense of $30.8 million and $21.4 million, respectively. Share-based compensation is included in general and administrative expense.

Intangible Amortization Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions. For the nine months ended September 30, 2014, intangible amortization expense also included a $34.3 million charge related to phasing out a trade name.

Non-operating Expenses

For the three months ended September 30, 2014, we recorded $6.5 million within non-operating expenses related to the change in fair value of the Mercury TRA. For the nine months ended September 30, 2014, we recorded $34.3 million within non-operating expenses related to the refinancing of our senior secured credit facilities and the change in fair value of the Mercury TRA. For the nine months ended September 30, 2013, we recorded $20.0 million within non-operating expenses related to the refinancing of our senior secured credit facilities in May 2013.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third's non-controlling interest into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate for the three months and nine months ended September 30, 2014 and 2013 was 36.5% and 38.5%, respectively. The 2014 adjusted effective tax rate was primarily impacted favorably by deductions related to Internal Revenue Code Section 199, which allows for the deduction of a portion of the income related to domestically produced computer software.

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

In the fourth quarter of 2013, we entered into an agreement to terminate and settle in full our obligations to Advent and JPDN Enterprises, LLC ("JPDN") under their TRAs. As a result, the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs is reflected in the September 30, 2014 pro forma adjusted net income.

The table below provides a reconciliation of pro forma adjusted net income to GAAP income before applicable income taxes for the three months and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Income before applicable income taxes	$63,281	$79,498	$125,327	$208,688
Non-GAAP Adjustments:
Transition, acquisition and integration costs	7,508	3,215	30,174	9,235
Share-based compensation	10,753	7,422	30,797	21,352
Intangible amortization	45,146	31,968	147,495	92,874
Non-operating expenses	6,594	—	34,250	20,000
Non-GAAP Adjusted Income Before Applicable Taxes	133,282	122,103	368,043	352,149
Pro Forma Adjustments:
Income tax expense adjustment	(48,648)	(47,010)	(134,336)	(135,577)
Tax adjustments	12,418	4,875	34,005	13,511
Less: JV non-controlling interest	(186)	—	(487)	—
Pro Forma Adjusted Net Income	$96,866	$79,968	$267,225	$230,083

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenue	$697,109	$532,347	$164,762	31%
Network fees and other costs	316,592	238,141	78,451	33
Net revenue	380,517	294,206	86,311	29
Sales and marketing	111,233	79,551	31,682	40
Other operating costs	60,659	48,340	12,319	25
General and administrative	45,422	27,489	17,933	65
Depreciation and amortization	65,289	48,604	16,685	34
Income from operations	$97,914	$90,222	$7,692	9%
Non-financial data:
Transactions (in millions)	5,360	4,266		26%

As a Percentage of Net Revenue	Three Months Ended September 30,
	2014	2013
Net revenue	100.0%	100.0%
Sales and marketing	29.2	27.1
Other operating costs	16.0	16.4
General and administrative	11.9	9.3
Depreciation and amortization	17.2	16.5
Income from operations	25.7%	30.7%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenue	$1,843,418	$1,549,722	$293,696	19%
Network fees and other costs	843,030	685,708	157,322	23
Net revenue	1,000,388	864,014	136,374	16
Sales and marketing	280,184	231,963	48,221	21
Other operating costs	177,782	148,168	29,614	20
General and administrative	126,580	88,450	38,130	43
Depreciation and amortization	204,176	136,428	67,748	50
Income from operations	$211,666	$259,005	$(47,339)	(18)%
Non-financial data:
Transactions (in millions)	14,420	12,435		16%

As a Percentage of Net Revenue	Nine Months Ended September 30,
	2014	2013
Net revenue	100.0%	100.0%
Sales and marketing	28.0	26.9
Other operating costs	17.8	17.1
General and administrative	12.7	10.2
Depreciation and amortization	20.4	15.8
Income from operations	21.1%	30.0%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 and Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Revenue increased 31% to $697.1 million for the three months ended September 30, 2014 from $532.3 million for the three months ended September 30, 2013. The increase during the three months ended September 30, 2014 was due primarily to transaction growth of 26%, including the impact of our recent acquisitions.

Revenue increased 19% to $1,843.4 million for the nine months ended September 30, 2014 from $1,549.7 million for the nine months ended September 30, 2013. The increase during the nine months ended September 30, 2014 was due primarily to transaction growth of 16%, including the impact of our recent acquisitions.

Network Fees and Other Costs

Network fees and other costs increased 33% to $316.6 million for the three months ended September 30, 2014 from $238.1 million for the three months ended September 30, 2013. The increase was due primarily to transaction growth of 26%, including the impact of our recent acquisitions, and to a lesser extent an increase in third party processing costs.

Network fees and other costs increased 23% to $843.0 million for the nine months ended September 30, 2014 from $685.7 million for the nine months ended September 30, 2013. The increase was due primarily to transaction growth of 16%, including the impact of our recent acquisitions, and to a lesser extent an increase in third party processing costs.

Net Revenue

Net revenue increased 29% to $380.5 million for the three months ended September 30, 2014 from $294.2 million for the three months ended September 30, 2013. The increase in net revenue was due to the factors discussed above.

Net revenue increased 16% to $1,000.4 million for the nine months ended September 30, 2014 from $864.0 million for the nine months ended September 30, 2013. The increase in net revenue was due to the factors discussed above.

 Sales and Marketing

Sales and marketing expense increased 40% to $111.2 million for the three months ended September 30, 2014 from $79.6 million for the three months ended September 30, 2013. The increase was largely attributable to our recent acquisitions and personnel related costs.

Sales and marketing expense increased 21% to $280.2 million for the nine months ended September 30, 2014 from $232.0 million for the nine months ended September 30, 2013. The increase was largely attributable to our recent acquisitions and personnel related costs.

Other Operating Costs

Other operating costs increased 25% to $60.7 million for the three months ended September 30, 2014 from $48.3 million for the three months ended September 30, 2013. The increase was primarily attributable to our recent acquisitions and an increase in information technology infrastructure in support of growth initiatives.

Other operating costs increased 20% to $177.8 million for the nine months ended September 30, 2014 from $148.2 million for the nine months ended September 30, 2013. The increase was primarily attributable to our recent acquisitions and an increase in information technology infrastructure in support of growth initiatives. Also contributing to the increase was a $6.2 million increase in acquisition and integration costs.

General and Administrative

General and administrative expenses increased 65% to $45.4 million for the three months ended September 30, 2014 from $27.5 million for the three months ended September 30, 2013. The increase was primarily attributable to our recent acquisitions and increases in acquisition and integration costs and share-based compensation of $3.9 million and $3.3 million, respectively.

General and administrative expenses increased 43% to $126.6 million for the nine months ended September 30, 2014 from $88.5 million for the nine months ended September 30, 2013. The increase was primarily attributable to our recent acquisitions and increases in acquisition and integration costs and share-based compensation of $14.7 million and $9.4 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense increased 34% to $65.3 million for the three months ended September 30, 2014 from $48.6 million for the three months ended September 30, 2013. The increase was due primarily to an increase in capital expenditures largely related to our information technology infrastructure in support of growth initiatives, as well as depreciation and amortization expense related to assets acquired in connection with our recent acquisitions, primarily consisting of amortization of customer relationship intangible assets.

Depreciation and amortization expense increased 50% to $204.2 million for the nine months ended September 30, 2014 from $136.4 million for the nine months ended September 30, 2013. The increase was due primarily to a $34.3 million charge related to phasing out a trade name, an increase in capital expenditures largely related to our information technology infrastructure in support of growth initiatives, as well as depreciation and amortization expense related to assets acquired in connection with our recent acquisitions, primarily consisting of amortization of customer relationship intangible assets.

Income from Operations

Income from operations increased 9% to $97.9 million for the three months ended September 30, 2014 from $90.2 million for the three months ended September 30, 2013.

Income from operations decreased 18% to $211.7 million for the nine months ended September 30, 2014 from $259.0 million for the nine months ended September 30, 2013.

Interest Expense—Net

Interest expense - net was $28.0 million for the three months ended September 30, 2014, reflecting an increase compared to $10.7 million for the three months ended September 30, 2013. Interest expense - net was $52.1 million for the nine months ended September 30, 2014, reflecting an increase compared to $30.3 million for the nine months ended September 30, 2013. The increase in interest expense - net for the three and nine months ended September 30, 2014 is primarily attributable to our June 2014 debt refinancing, which resulted in an increase in the amount of debt of approximately $1.7 billion, as well as an increase in interest rates.

Non-Operating Expenses

Non-operating expenses for the three months ended September 30, 2014, consisted primarily of the change in the fair value of the Mercury TRA entered into in June 2014. Non-operating expenses were $34.3 million for the nine months ended September 30, 2014, which consisted primarily of a charge related to the refinancing of our senior secured credit facilities and the change in fair value of the Mercury TRA entered into in June 2014.

Non-operating expenses were $20.0 million for the nine months ended September 30, 2013, which consisted of a charge related to the refinancing of our senior credit facilities in May 2013.

Income Tax Expense

Income tax expense for the three months ended September 30, 2014 was $20.4 million compared to $24.9 million for the three months ended September 30, 2013, reflecting effective tax rates of 32.3% and 31.3%, respectively. Income tax expense for the nine months ended September 30, 2014 was $38.1 million compared to $63.7 million for the nine months ended September 30, 2013, reflecting effective tax rates of 30.4% and 30.5%, respectively. Our effective tax rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. Further, as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.5%.

As a result of the acquisition of Litle & Co., LLC in 2012, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the nine months ended September 30, 2014, these benefits were approximately $8.0 million. This benefit does not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

We are currently party to two TRAs with Fifth Third. The TRAs obligate us to make payments to Fifth Third equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We will retain the remaining 15% of cash savings. As we purchase units of Vantiv Holding from Fifth Third or as Fifth Third exchanges units of Vantiv Holding for shares of Vantiv, Inc. Class A common stock in the future, we expect the associated cash savings to increase as a result of additional tax basis increases.

In the fourth quarter of 2013, we entered into an agreement to terminate and settle in full our obligations to Advent and JPDN under their TRAs. As a result, the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs is reflected in the September 30, 2014 pro forma adjusted net income.

Simultaneously and in connection with the Mercury acquisition, we entered into the Mercury TRA. The Mercury TRA obligates us to make payments to the Mercury TRA Holders equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We will retain the remaining 15% of cash savings.

During the nine months ended September 30, 2014, the cash savings retained by us were approximately $26.0 million for these TRAs. These TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three months and nine months ended September 30, 2014 and 2013.

Merchant Services

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Total revenue	$580,082	$413,360	$166,722	40%
Network fees and other costs	282,431	203,642	78,789	39
Net revenue	297,651	209,718	87,933	42
Sales and marketing	104,460	72,534	31,926	44
Segment profit	$193,191	$137,184	$56,007	41%
Non-financial data:
Transactions (in millions)	4,398	3,345		31%

	Nine Months Ended September 30,
	2014	2013	$ Change	$ Change
	(dollars in thousands)
Total revenue	$1,486,991	$1,197,497	$289,494	24%
Network fees and other costs	738,440	585,364	153,076	26
Net revenue	748,551	612,133	136,418	22
Sales and marketing	260,225	213,034	47,191	22
Segment profit	$488,326	$399,099	$89,227	22%
Non-financial data:
Transactions (in millions)	11,575	9,741		19%

Net Revenue

Net revenue in this segment increased 42% to $297.7 million for the three months ended September 30, 2014 from $209.7 million for the three months ended September 30, 2013. The increase during the three months ended September 30, 2014 was due primarily to transaction growth of 31%, including the impact of our recent acquisitions.

Net revenue in this segment increased 22% to $748.6 million for the nine months ended September 30, 2014 from $612.1 million for the nine months ended September 30, 2013. The increase during the nine months ended September 30, 2014 was due primarily to transaction growth of 19%, including the impact of our recent acquisitions.

Sales and Marketing

Sales and marketing expense increased 44% to $104.5 million for the three months ended September 30, 2014 from $72.5 million for the three months ended September 30, 2013. The increase was primarily attributable to our recent acquisitions and investments in high growth channels.

Sales and marketing expense increased 22% to $260.2 million for the nine months ended September 30, 2014 from $213.0 million for the nine months ended September 30, 2013. The increase was primarily attributable to our recent acquisitions and investments in high growth channels.

Financial Institution Services

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Total revenue	$117,027	$118,987	$(1,960)	(2)%
Network fees and other costs	34,161	34,499	(338)	(1)
Net revenue	82,866	84,488	(1,622)	(2)
Sales and marketing	6,773	7,017	(244)	(3)
Segment profit	$76,093	$77,471	$(1,378)	(2)%
Non-financial data:
Transactions (in millions)	962	921		4%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Total revenue	$356,427	$352,225	$4,202	1%
Network fees and other costs	104,590	100,344	4,246	4
Net revenue	251,837	251,881	(44)	—
Sales and marketing	19,959	18,929	1,030	5
Segment profit	$231,878	$232,952	(1,074)	—%
Non-financial data:
Transactions (in millions)	2,845	2,694		6%

Net Revenue

Net revenue in this segment decreased slightly to $82.9 million for the three months ended September 30, 2014 from $84.5 million for the three months ended September 30, 2013. An increase in transactions and higher value added services revenue was more than offset by a decrease in net revenue per transaction, which was driven by a continuing shift in the mix of our portfolio resulting in a lower rate per transaction.

Net revenue in this segment was flat for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. An increase in transactions and higher value added services revenue was offset by a decrease in net revenue per transaction, which was driven by a continuing shift in the mix of our portfolio resulting in a lower rate per transaction.

Sales and Marketing

     Sales and marketing expense of $6.8 million for the three months ended September 30, 2014 decreased slightly from the three months ended September 30, 2013.

     Sales and marketing expense increased 5% to $20.0 million for the nine months ended September 30, 2014 from $18.9 million for the nine months ended September 30, 2013, due primarily to personnel related costs associated with our product initiatives.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. However, because payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus resulting in the TRA having a minimal effect on our liquidity and capital resources. As of September 30, 2014, our principal sources of liquidity consisted of $371.4 million of cash and cash equivalents and $425.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.4 billion as of September 30, 2014.

In February 2014, our board of directors authorized a program to repurchase up to an additional $300 million of our Class A common stock. As of September 30, 2014, no shares had been repurchased under this authorization.

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

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. These consent rights require the approval of Fifth Third for certain significant matters, including the payment of all distributions by Vantiv Holding other than certain permitted distributions, which relate primarily to the payment of tax distributions and tax-related obligations. The amounts available to Vantiv, Inc. to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of our consolidated net assets are held at the subsidiary level and are restricted as of September 30, 2014.

In addition to principal needs for liquidity discussed above, our strategy includes expansion into high growth segments and verticals, entry into new geographic markets and development of additional payment processing services.

 We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, equity financings or a combination of these funding sources. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 (in thousands).

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$462,797	$341,763
Net cash used in investing activities	(1,770,564)	(212,353)
Net cash provided by financing activities	1,507,787	107,791

Cash Flow from Operating Activities

Net cash provided by operating activities was $462.8 million for the nine months ended September 30, 2014 as compared to $341.8 million for the nine months ended September 30, 2013.  The increase is due primarily to changes in working capital, principally related to changes in net settlement assets and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $1,770.6 million for the nine months ended September 30, 2014 as compared to $212.4 million for the nine months ended September 30, 2013. The increase was primarily due to the acquisition of Mercury as well as an increase in capital expenditures and the acquisition of customer portfolios and related assets.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,507.8 million for the nine months ended September 30, 2014 as compared to $107.8 million for the nine months ended September 30, 2013. Cash provided by financing activities during the nine months ended September 30, 2014 consisted primarily of proceeds from the June 2014 refinancing, partially offset by the repayment of existing debt, related debt issuance costs and capital leases, the net impact of which was an inflow of $1,566.0 million. Additional financing activities included repurchases of Class A common stock, payments made under the tax receivable agreements and tax distributions of $13.2 million to our non-controlling interest holders. During the nine months ended September 30, 2013, net cash provided by financing activities consisted primarily of proceeds from the May 2013 debt refinancing, partially offset by the repayment of existing debt, related debt issuance costs, the repurchase of Class A common stock, and tax distributions to our non-controlling interest holders.

Credit Facilities

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement ("Amended Loan Agreement"). The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the prior term A loan with an outstanding balance of approximately $1.8 billion. At September 30, 2014, the Company had $2.02 billion and $1.4 billion outstanding under the term A and term B loans, respectively, and there were no outstanding borrowings on the Company's revolving credit facility. See additional discussion in Note 5 - Long-Term Debt to the Notes to Unaudited Consolidated Financial Statements.

The Amended Loan Agreement requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters, commencing on September 30, 2014. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the table below.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
September 30, 2014 to March 31, 2015	6.50 to 1.00	4.00 to 1.00
June 30, 2015 to September 30, 2016	6.25 to 1.00	4.00 to 1.00
December 31, 2016 to September 30, 2017	5.50 to 1.00	4.00 to 1.00
December 31, 2017 to September 30, 2018	4.75 to 1.00	4.00 to 1.00
December 31, 2018 and thereafter	4.25 to 1.00	4.00 to 1.00

As of September 30, 2014, we were in compliance with a leverage ratio of 4.90 to 1.00 and an interest coverage ratio of 12.51 to 1.00.

Interest Rate Swaps

As of September 30, 2014, we had 12 outstanding interest rate swaps with a combined notional balance of $1.3 billion (amortizing to $1.1 billion) covering an exposure period from June 2014 through June 2017 that were designated as cash flow hedges of interest rate risk.

Contractual Obligations

The following describes significant additional contractual obligations and commitments that have arisen subsequent to those disclosed in our Annual Report on Form 10-K as of December 31, 2013.

Tax Receivable Agreements

In connection with a secondary offering in June 2014, Fifth Third exchanged Class B units of Vantiv Holding for shares of Vantiv, Inc. Class A common stock, resulting in an additional liability of $109.4 million under a TRA with Fifth Third. In connection with the acquisition of Mercury in June 2014, the Company entered into the Mercury TRA resulting in an initial TRA liability of $137.1 million. There are no payment obligations due on any of our existing TRAs during the remainder of

2014. Existing payment obligations on TRAs subsequent to 2014 are estimated to be $74.2 million during 2015 and 2016, $134.7 million during 2017 and 2018, and $1,065.6 million thereafter.

Borrowings

As a result of our debt refinancing in June 2014 discussed above, total principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters facility are as follows: $53.8 million during the remainder of 2014, $422.9 million during 2015 and 2016, $513.0 million during 2017 and 2018, and $2,978.9 million thereafter. Variable interest payments were calculated using interest rates as of September 30, 2014.

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

During the nine months ended September 30, 2014, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2013. Our critical accounting estimates are described fully within Management's Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 14, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

As of September 30, 2014, we had 12 outstanding interest rate swaps with a combined notional balance of $1.3 billion (amortizing to $1.1 billion) covering an exposure period from June 2014 through June 2017. As of September 30, 2014, we had $2.1 billion of variable rate debt not subject to a fixed rate swap.

Based on the amount outstanding under our senior secured credit facilities at September 30, 2014, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps, would cause an increase or decrease in interest expense of $21.5 million on an annual basis.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1, 2014 to July 31, 2014	28,534	$33.47	—	$300.0
August 1, 2014 to August 31, 2014	4,561	$32.94	—	$300.0
September 1, 2014 to September 30, 2014	19,619	$31.00	—	$300.0

(1) Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2) On February 12, 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. As of September 30, 2014, no share repurchases have been transacted under this authorization. The share repurchase program has no expiration date.

Item 5. Other Information
On and effective as of October 28, 2014, our Board of Directors approved the addition of a new Article XVI to Vantiv, Inc.’s Amended and Restated Bylaws which provides that unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for certain specified actions or proceedings against us or our directors, officers or employees shall be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware).

The foregoing summary of the amendment to our Amended and Restated Bylaws is subject to, and qualified in its entirety by, the full text of our Amended and Restated Bylaws, as so amended, a copy of which is attached to this quarterly report as Exhibit 3.2 and incorporated herein by reference.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTIV, INC.

October 30, 2014	By:	/s/ Mark L. Heimbouch
Mark. L. Heimbouch
Chief Financial Officer

/s/ Christopher Thompson
Christopher Thompson
SVP, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.2	Amended and Restated Bylaws of Vantiv, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files