Form 10-K
period 2014-12-31
Vantiv, Inc.
filed 2015-02-12
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4.8 billion.
As of December 31, 2014, there were 145,455,008 shares of the registrant’s Class A common stock outstanding and 43,042,826 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2014.

VANTIV, INC.
FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

Business and Client Description

Vantiv is a leading payment processor differentiated by an integrated technology platform, breadth of distribution and superior cost structure. According to the Nilson Report, we are the third largest merchant acquirer and the largest PIN debit acquirer by transaction volume in the United States. Our integrated technology platform is differentiated from our competitors' multiple platform architectures. It enables us to efficiently provide a comprehensive suite of services to merchants and financial institutions of all sizes as well as to innovate, develop and deploy new services, while providing us with significant economies of scale. Our broad and varied distribution includes multiple sales channels, such as our direct and indirect sales forces and referral partner relationships, which provide us with a growing and diverse client base of merchants and financial institutions. We believe this combination of attributes provides us with competitive advantages that generate strong growth and profitability by enabling us to efficiently manage, update and maintain our technology, to utilize technology integration and value-added services to expand our new sales and distribution, and to realize significant operating leverage.

We offer a broad suite of payment processing services that enable our clients to meet their payment processing needs through a single provider, including in omni-channel environments that span point-of-sale, ecommerce and mobile devices. We enable merchants of all sizes to accept and process credit, debit and prepaid payments and provide them value-added services, such as security solutions and fraud management, information solutions, and interchange management. We also provide mission critical payment services to financial institutions, such as card issuer processing, payment network processing, fraud protection, card production, prepaid program management, ATM driving and network gateway and switching services that utilize our proprietary Jeanie PIN debit payment network.

Merchant Services

We have a broad and diversified merchant client base. Our merchant client base includes over 500,000 merchant locations across the United States. In 2014, we processed approximately 16.3 billion transactions for these merchants. Our merchant client base has low client concentration and is heavily weighted in non-discretionary everyday spend categories, such as grocery and pharmacy, and includes large national retailers, including ten of the top 25 national retailers by revenue in 2013. We provide a comprehensive suite of payment processing services to our merchant services clients. We authorize, clear, settle and provide reporting for electronic payment transactions, as further discussed below.

Acquiring and Processing. We provide merchants with a broad range of credit, debit and prepaid payment processing services. We give them the ability to accept and process Visa, MasterCard, American Express, Discover and PIN debit network card transactions originated at the point of sale as well as for ecommerce and mobile transactions. This service includes all aspects of card processing, including authorization and settlement, customer service, chargeback and retrieval processing and network fee and interchange management.

Value-added Services. We offer value-added services that help our clients operate and manage their businesses including omni-channel acceptance, prepaid services and gift card solutions. We also provide security solutions such as point-to-point encryption and tokenization both at the point of sale and for ecommerce transactions.

Financial Institution Services

Our financial institution client base is also generally well diversified and includes approximately 1,400 financial institutions, including regional banks, community banks, credit unions and regional PIN debit networks. In 2014, we processed approximately 3.8 billion transactions for these financial institutions. We generally focus on small to mid-sized institutions with less than $15 billion in assets. Smaller financial institutions generally do not have the scale or infrastructure typical of large institutions and are more likely to outsource their payment processing needs. We provide integrated card issuer processing, payment network processing and value-added services to our financial institutions clients. These services are discussed further below.

Integrated Card Issuer and Processing. We process and service credit, debit, ATM and prepaid transactions. We process and provide statement production, collections and inbound/outbound call centers. Our card processing solution includes processing and other services such as card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services. We also offer processing for specialized accounts, such as business cards, home equity lines of credit and health savings accounts. We provide authorization support in the form of online or batch settlement, as well as real-time transaction research capability and archiving and daily and monthly cardholder reports for statistical analysis. Our call center handles inbound and outbound calls and billing issues for customers of our financial institution clients.

Value-added Services. We provide additional services to our financial institution clients that complement our issuing and processing services. These services include fraud protection, card production, prepaid cards, ATM driving, portfolio optimization, data analytics and card program marketing. We also provide network gateway and switching services that utilize our Jeanie PIN network. Our Jeanie network offers real-time electronic payment, network bill payment, single point settlement, shared deposit taking and customer select PINs. Our Jeanie network includes approximately 6,900 ATMs, 21 million cardholders and 640 member financial institution clients.

Integrated Technology Platform

Our integrated technology platform provides our merchant and financial institution clients with differentiated payment processing solutions and provides us with significant strategic and operational benefits. Our clients access our processing solutions primarily through a single point of service, which is easy to use and enables our clients to acquire additional services as their business needs evolve. Small and mid-sized merchants are able to easily connect to our integrated technology platform using our application process interfaces, or APIs, software development kits, or SDKs, and other tools we make available to technology partners, which we believe enhances our capacity to sell to such merchants. Our integrated technology platform allows us to collect, manage and analyze data across both our Merchant Services and our Financial Institution Services segments that we can then package into information solutions for our clients. It provides insight into market trends and opportunities as they emerge, which enhances our ability to innovate and develop new value-added services, including security solutions and fraud management, and it allows us to easily deploy new solutions that span the payment processing value chain, such as ecommerce and mobile services, which are high growth market opportunities. It is highly scalable, which enables us to efficiently manage, update and maintain our technology, increase capacity and speed, and realize significant operating leverage. We believe our integrated technology platform is a key differentiator from payment processors that operate on multiple technology platforms and provides us with a significant competitive advantage.

Sales and Marketing

Our integrated technology platform enables us to provide a comprehensive suite of services to merchants and financial institutions of all sizes. We distribute our services through multiple sales channels that enable us to efficiently and effectively target a growing and diverse client base of merchants and financial institutions. Our sales channels include direct and indirect sales forces as well as referral partner relationships within our Merchant Services and Financial Institution Services segments as described below.

Merchant Services. We distribute our comprehensive suite of services to a broad range of merchants, including difficult to reach small and mid-sized merchants, through multiple sales channels as further discussed below.

•
Direct: Includes a national sales force that targets large national merchants, a regional and mid-market sales team that sells solutions to merchants and third party reseller clients, and a telesales operation that targets small and mid-sized merchants.

•	Indirect: Includes Independent Sales Organizations (ISOs) that target small and mid-sized merchants.

•	Merchant Bank: Includes referral partner relationships with financial institutions that target their financial services customers as merchant referrals to us.

•
Integrated Payments (IP): Includes referral partner relationships with independent software vendors (ISVs), value-added resellers (VARs), and payment facilitators that target their technology customers as merchant referrals to us.

•	eCommerce: Includes a sales force that targets internet retail, online services and direct marketing merchants.

These sales channels utilize multiple strategies and leverage relationships with referral partners that sell our solutions to small and mid-sized merchants. We offer certain of our services on a white-label basis which enables them to be marketed under our partners' brand. We select referral partners that enhance our distribution and augment our services with complimentary offerings. We believe our sales structure provides us with broad geographic coverage and access to various industries and verticals.

Financial Institution Services. We distribute our services by utilizing direct sales forces as well as a diverse group of referral partner relationships. These sales channels utilize multiple strategies and leverage relationships with core processors that sell our solutions to small and mid-sized financial institutions. We offer certain of our services on a white-label basis which enables them to be marketed under our client's brand. We select resellers that enhance our distribution and augment our services with complementary offerings. Our relationships with core processors are necessary for developing the processing environments required by our financial institution clients. Many of our core processing relationships are non-contractual and continue for so long as an interface between us and the core processor is needed to accommodate one or more common financial institution customers.

Our sales teams in both Merchant Services and Financial Institution Services are paid a combination of base salary and commission. As of December 31, 2014, we had over 1,000 full-time employees participating in sales and marketing, including sales support personnel. Commissions paid to our sales force are based upon a percentage of revenue from new business and cross-selling to existing clients. Residual payments to our referral partners are based upon a percentage of revenues earned from referred business. For the year ended December 31, 2014, combined sales force commissions and residual payments represent approximately 68% of total sales and marketing expenses, or $269.9 million.

Our History and Separation from Fifth Third Bank

We have a 40 year history of providing payment processing services. We operated as a business unit of Fifth Third Bank until June 2009 when certain funds managed by Advent International Corporation, or Advent, acquired a majority interest in Fifth Third Bank's payment processing business unit with the goal of creating a separate stand-alone company. Since the separation, we established our own organization, headquarters, brand, growth strategy and completed our initial public offering in March 2012. As a stand-alone company, we have made substantial investments to enhance our integrated technology platform and reorganize our business to better align it with our market opportunities and broaden our geographic footprint beyond the markets traditionally served by Fifth Third Bank.

In addition, since the separation we have made several key acquisitions.

•	In November 2010, we acquired NPC Group, Inc., or NPC, to substantially enhance our access to small to mid-sized merchants.

•
In November 2012, we acquired Litle & Co., LLC, or Litle, to increase the Company's capabilities in the ecommerce business, expand its customer base of online merchants, and allow the delivery of Litle's innovative ecommerce solutions to our merchant and financial institution clients.

•	In July 2013, we acquired Element Payment Services, Inc., or Element, which provides us with capabilities to partner with ISVs and to increase our presence in the integrated payments channel.

•
In June 2014, we acquired Mercury Payment Systems, LLC, or Mercury, a payment technology and service leader whose solutions are integrated into point-of-sale software applications and will help to accelerate our growth in the integrated payments channel.

We continue to benefit from our relationship with Fifth Third Bank. Fifth Third Bank is our largest Financial Institution Services clients, one of our sponsor banks for network membership and one of our most significant referral partners of merchant services for financial institutions. Our client contract with Fifth Third Bank as well as our sponsorship and referral agreements with Fifth Third Bank have terms through June 2019.

Industry Background
Electronic Payments

Over the past 60 years, electronic payments in the United States have evolved into a large and growing market with favorable secular trends that continue to increase the adoption and use of card-based payment services, such as those for credit, debit and prepaid cards.

This growth is driven by the shift from cash and checks towards card-based and other electronic payments due to their greater convenience, security, enhanced services and rewards and loyalty features. We believe changing demographics and emerging trends, such as the adoption of new technologies and business models, including ecommerce, mobile commerce and prepaid services, will also continue to drive growth in electronic payments.

Payment Processing Industry

The payment processing industry is comprised of various processors that create and manage the technology infrastructure that enables electronic payments. Payment processors help merchants and financial institutions develop and offer electronic payment solutions to their customers, facilitate the routing and processing of electronic payment transactions and manage a range of supporting security, value-added and back office services. In addition, many large banks manage and process their card accounts in-house. This is collectively referred to as the payment processing value chain.

Many payment processors specialize in providing services in discrete areas of the payment processing value chain, which can result in merchants and financial institutions using payment processing services from multiple providers. A limited number of payment processors have capabilities or offer services in multiple parts of the payment processing value chain. We provide solutions across the payment processing value chain as a merchant acquirer, payment network, and as an issuer processor, primarily by utilizing our integrated technology platform to enable our clients to easily access a broad range of payment processing services as illustrated below:

The payment processing value chain encompasses three key types of processing:

•
Merchant Acquiring Processing. Merchant acquiring processors sell electronic payment acceptance, processing and supporting services to merchants and third-party resellers. These processors route transactions originated by consumer transactions with the merchant, including in omni-channel environments that span point-of-sale, ecommerce and mobile devices, to the appropriate payment networks for authorization, known as "front-end" processing, and then ensure that each transaction is appropriately cleared and settled into the merchant's bank account, known as "back-end" processing. Many of these processors also provide specialized reporting, back office support, risk management and other value-added services to merchants. Merchant acquirers charge merchants based on a percentage of the value of each transaction on a per transaction basis. Merchant acquirers pay the payment network processors a routing fee per transaction and pass through interchange fees to the issuing financial institution.

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

Emerging Trends and Opportunities in the Payment Processing Industry

The payment processing industry will continue to adopt new technologies, develop new products and services, evolve new business models and experience new market entrants and changes in the regulatory environment. In the near-term, as merchants and financial institutions seek services that help them enhance their own offerings to consumers, including acceptance and issuance of Europay-MasterCard-Visa (EMV) chip-based cards, other security and fraud management services, information services, and support for omni-commerce environments, we believe that payment processors may seek to develop additional capabilities and expand across the payment processing value chain to meet these demands and capture additional data and provide additional value per transaction. To facilitate this expansion and deliver more robust service offerings, we believe that payment processors will need to develop greater control over and integration of their technology platforms, to enable them to deliver and differentiate their offerings from other providers.

We believe that emerging, alternative electronic payment technologies will be adopted by merchants and other businesses. As a result, non-financial institution enterprises, such as mobile payment providers, internet, retail and social media companies, could become more active participants in the development of these alternative electronic payment technologies and facilitate the convergence of retail, online, mobile and social commerce applications, representing an attractive growth opportunity for the industry. We believe that payment processors that have an integrated business, provide solutions across the payment processing value chain and utilize broad distribution capabilities will be best positioned to provide processing services for emerging alternative electronic payment technologies and to successfully partner with new market entrants.

Competition

Merchant Services

Our competitors include financial institutions and well-established payment processing companies, including Bank of America Merchant Services, Chase Paymentech Solutions, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Global Payments, Inc., Heartland Payment Systems, Inc., Total System Services, Inc. and WorldPay US, Inc. in our Merchant Services segment. Furthermore, we are facing new competitive pressure from non-traditional payments processors and other parties entering the payments industry, such as PayPal, Google, Apple, Alibaba and Amazon, who may compete in one or more of the functions performed in processing merchant transactions. The most significant competitive factors in this segment are price, breadth of features and functionality, data security, system performance and reliability, scalability, service capability and brand.

Financial Institution Services

In our Financial Institution Services segment, competitors include Fidelity National Information Services, Inc., First Data Corporation, Fiserv, Inc., Total System Services, Inc. and Visa Debit Processing Service. In addition to competition with direct competitors, we also compete with the capabilities of many larger potential clients to conduct their key payment processing applications in-house. The most significant competitive factors in this segment are price, system performance and reliability, breadth of services and functionality, data security, scalability, flexibility of infrastructure and servicing capability.

Our Strategy
We plan to grow our business over the course of the next few years, depending on market conditions, by continuing to execute on the following four key strategies:

•	Invest in and leverage our integrated business model and technology platform to strengthen and protect our core business;

•	Broaden and deepen our distribution channels to grow our merchant and financial institutions client base;

•
Differentiate through value-added services that address evolving client demands and provide additional cross-selling opportunities, including security and fraud management, information services, ease of connection and delivery, and support for omni-channel environments; and

•	Enter new geographic markets through strategic partnerships or acquisitions that enhance our distribution channels, client base, and service capabilities.

Financial Highlights

Revenue for the year ended December 31, 2014, increased 22% to $2,577.2 million from $2,108.1 million in 2013. Income from operations for the year ended December 31, 2014, decreased 11% to $314.7 million from $352.8 million in 2013. Net income for the year ended December 31, 2014, decreased 19% to $169.0 million from $208.1 million in 2013. Net income attributable to Vantiv, Inc. for the year ended December 31, 2014, decreased 6% to $125.3 million from $133.6 million in 2013.

The following tables provide a summary of the results for our two segments, Merchant Services and Financial Institution Services, for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Merchant Services
Total revenue	$2,100,367	$1,639,157	$1,409,158
Network fees and other costs	1,033,801	801,463	709,341
Net revenue	1,066,566	837,694	699,817
Sales and marketing	367,998	286,200	255,887
Segment profit	$698,568	$551,494	$443,930
Non-financial data:
Transactions (in millions)	16,262	13,333	11,912

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Financial Institution Services
Total revenue	$476,836	$468,920	$454,081
Network fees and other costs	140,864	133,978	131,256
Net revenue	335,972	334,942	322,825
Sales and marketing	28,355	25,844	24,757
Segment profit	$307,617	$309,098	$298,068
Non-financial data:
Transactions (in millions)	3,815	3,613	3,450

Refer to "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details.

Regulation

Various aspects of our business are subject to U.S. federal, state and local regulation. Failure to comply with regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties, including fines. Certain of our services are also subject to rules set by various payment networks, such as Visa and MasterCard. Many of these regulations and rules are more fully described below.

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

Separately, the so-called Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be "reasonable and proportional" to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. In addition, the Durbin Amendment contains prohibitions on network exclusivity and merchant routing restrictions. The true impact of the Durbin Amendment on our business remains unclear.

Banking Regulation

Fifth Third Bank beneficially owns an equity interest representing approximately 22.8% of Vantiv Holding's voting power and equity interests (through their ownership of Vantiv Holding Class B units), 18.5% of our voting interests (through their ownership of our Class B common stock) and have significant consent rights. Fifth Third Bank is an Ohio state-chartered bank and a member of the Federal Reserve System and is supervised and regulated by the Federal Reserve and the Ohio Division of Financial Institutions, or ODFI. Fifth Third Bank is a wholly-owned indirect subsidiary of Fifth Third Bancorp, which is a bank holding company, or BHC, which has elected to be treated as a financial holding company, or FHC, and is supervised and regulated by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or BHC Act.

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

We continue to be deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank for bank regulatory purposes and, therefore, we will continue to be subject to supervision and regulation by the Federal Reserve under the BHC Act and by the ODFI under applicable federal and state banking laws. We will remain subject to this regulatory regime until Fifth Third Bancorp and Fifth Third Bank are no longer deemed to control us for bank regulatory purposes, which we do not generally have the ability to control and which will generally not occur until Fifth Third Bank has significantly reduced its equity interest in us, as well as certain other factors, including the extent to which we continue to maintain material business relationships with Fifth Third Bancorp and Fifth Third Bank. The ownership level at which the Federal Reserve would consider us no longer controlled by Fifth Third Bank for bank regulatory purposes will generally depend on the circumstances at that time and could be less than 5%. The circumstances and other factors that the Federal Reserve will consider will include, among other things, the extent of our relationships with Fifth Third Bank, including the various agreements entered into at the time of the separation from Fifth Third Bank and the Amended and Restated Vantiv Holding Limited Liability Company Agreement.

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

Processing and Back-Office Services

As a provider of electronic data processing and back-office services to financial institutions we are also subject to regular oversight and examination by the Federal Financial Institutions Examination Council (FFIEC), an interagency body of the FDIC, the Office of the Comptroller of the Currency, the Federal Reserve, the National Credit Union Administration and the CFPB. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients' auditors and regulators. We are also subject to review under state laws and rules that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.

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

Other

We are subject to the Housing Assistance Tax Act of 2008, which requires information returns to be made for each calendar year by merchant acquiring entities. In addition, we are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws in the United States which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time such as account balances that are due to a merchant following discontinuation of its relationship with us.

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

Employees

As of December 31, 2014, we had 3,299 employees. As of December 31, 2014, this included 975 Merchant Services employees, 112 Financial Institution Services employees, 846 IT employees, 790 operations employees and 576 general and administrative employees. None of our employees are represented by a collective bargaining agreement. We believe that relations with our employees are good.

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

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. Any of these risks could adversely affect our business, results of operations, financial condition and prospects.

Risks Related to Our Business

If we cannot keep pace with rapid developments and change in our industry and provide new services to our clients, the use of our services could decline, reducing our revenues.

The electronic payments market in which we operate is characterized by rapid technological change, new product and service introductions, including ecommerce services, mobile payment applications, and prepaid services, evolving industry standards, changing customer and consumer needs and the entrance of non-traditional competitors. In order to remain competitive in this rapidly evolving market, we are continually involved in a number of projects to develop new and innovative services. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of market acceptance of new or innovated services. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to our clients.

In addition, the new or innovated services we develop are designed to process very complex transactions and provide information on those transactions, all at very high volumes and processing speeds. Any failure to deliver reliable, effective and secure services that meet the expectations of our clients could result in increased costs and/or a loss in business and revenues that could reduce our earnings. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost effective basis, our business, financial condition and results of operations would be materially adversely affected.

The payment processing industry is highly competitive, and we compete with certain firms that are larger and that have greater financial resources. Such competition could adversely affect the transaction and other fees we receive from merchants and financial institutions, and as a result, our margins, business, financial condition and results of operations.

The market for payment processing services is highly competitive. We compete with certain other providers of payment processing services that have significant resources and a sizable market share in the markets in which we operate. We also face competitive pressure from non-traditional payment processors and other market participants that have significant financial resources.

Our competitors include financial institutions and well-established payment processing companies, including Bank of America Merchant Services, Chase Paymentech Solutions, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Global Payments, Inc., Heartland Payment Systems, Inc., Total System Services, Inc. and WorldPay US, Inc. in our Merchant Services segment, and Fidelity National Information Services, Inc., First Data Corporation, Fiserv, Inc., Total System Services, Inc. and Visa Debit Processing Service in our Financial Institution Services segment. With respect to our Financial Institutions Services segment, in addition to competition with direct competitors, we also compete with the capabilities of many larger potential clients to conduct their key payment processing applications in-house.

Many of our competitors also have substantially greater financial, technological and marketing resources than we have. In addition, our competitors that are financial institutions or are affiliated with financial institutions, may not incur the sponsorship costs we incur for registration with the payment networks. Accordingly, these competitors may be able to offer more attractive fees to our current and prospective clients or other services that we do not provide. Competition could result in a loss of existing clients, and greater difficulty attracting new clients. Furthermore, if competition causes us to reduce the fees we charge in order to attract or retain clients, there is no assurance we can successfully control our costs in order to maintain our profit margins. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we are facing new competitive pressure from non-traditional payments processors and other parties entering the payments industry, such as PayPal, Google, Apple, Alibaba and Amazon, who may compete in one or more of the functions performed in processing merchant transactions. These companies have significant financial resources and robust networks and are highly regarded by consumers. If these companies gain a greater share of total electronic payments transactions or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, it could have a material adverse effect on our business, financial condition and results of operations.

Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

We have responsibility for certain third parties, including merchants, ISOs, third party service providers and other agents, which we refer to collectively as associated participants, under Visa, MasterCard and other payment network rules and regulations. We and certain of our associated participants process, store and/or transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers, driver’s license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with Visa, MasterCard and other payment networks for our failure or the failure of our associated participants to protect this data in accordance with payment network requirements. The loss of merchant or cardholder data by us or our associated participants could result in significant fines and sanctions by the payment networks or governmental bodies. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, which would have a material adverse effect on our business, financial condition and results of operations.

These concerns about security are increased when we transmit information over the Internet. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are often difficult to detect. We and our associated participants have been in the past and could be in the future, subject to breaches of security by hackers. In such circumstances, our encryption of data and other protective measures have not prevented and may not prevent unauthorized access service disruption or system sabotage. Although we have not incurred material losses or liabilities as a result of security breaches we or our associated participants have experienced, any future breach of our system or an associated participant could be material and harm our reputation, deter clients and potential clients from using our services, increase our operating expenses, expose us to uninsured losses or other liabilities, increase our risk of regulatory scrutiny, subject us to lawsuits, result in material penalties and fines under state and federal laws or by the payment networks, and adversely affect our continued payment network registration and financial institution sponsorship.

We cannot assure you that our arrangements with associated participants will prevent the unauthorized use or disclosure of data or that we would be reimbursed by associated participants in the event of unauthorized use or disclosure of data. Any such unauthorized use or disclosure of data could result in protracted and costly litigation, which could have a material adverse effect on our business, financial condition and results of operations.

Our systems and our third party providers’ systems may fail due to factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer systems, software, data centers and telecommunications networks, as well as the systems of third parties, in order to provide services to our clients. Our systems and operations and those of our third party providers, could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, security breach, computer viruses, defects and development delays. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems or those of third parties, errors or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in loss of revenues and clients, reputational harm, additional operating expenses in order to remediate the failures, fines imposed by payment networks and exposure to other losses or other liabilities.

We may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend upon the growth of the markets in which we currently operate and our ability to increase our penetration and service offerings within these markets, as well as the emergence of new markets for our services and our ability to penetrate these new markets. It is difficult to attract new clients because of potential disadvantages associated with switching payment processing vendors, such as transition costs, business disruption and loss of accustomed functionality. We seek to overcome these factors by making investments to enhance the functionality of our software and differentiate our services. However, there can be no assurance that our efforts will be successful, and this resistance may adversely affect our growth.

Our expansion into new markets is also dependent upon our ability to adapt our existing technology and offerings or to develop new or innovative applications to meet the particular service needs of each new market. In order to do so, we will need to anticipate and react to market changes and devote appropriate financial and technical resources to our development efforts, and there can be no assurance that we will be successful in these efforts.

Furthermore, in response to market developments, we may expand into new geographical markets and foreign countries in which we do not currently have any operating experience. We cannot assure you that we will be able to successfully expand in such markets or internationally due to our lack of experience and the multitude of risks associated with global operations or lack of appropriate regulatory approval. In addition, for purposes of the Bank Holding Company Act of 1956, as amended, or the BHC Act, we are deemed to be a subsidiary of Fifth Third Bank. For so long as we continue to be considered a subsidiary of a bank, we may only engage in activities that are permissible for the bank to engage in directly. This range of activities may limit our ability to acquire other businesses, enter into other strategic transactions or expand into foreign countries.

Any acquisitions, partnerships or joint ventures that we make could disrupt our business and harm our financial condition.

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate, and expect in the future to evaluate potential strategic acquisitions of and partnerships or joint ventures with complementary businesses, services or technologies. However, we may not be able to successfully identify suitable acquisition, partnership or joint venture candidates in the future. In addition, for so long as we continue to be considered a subsidiary of a bank under the BHC Act and other relevant federal and state banking laws, we face restrictions under such laws with respect to the activities we may conduct. These activities and restrictions may limit our ability to acquire other businesses or enter into other strategic transactions. Pursuant to the Fifth Third Bank consent rights in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement, for so long as such rights remain applicable, Fifth Third Bank’s approval is required for acquisitions and incurrences of indebtedness by us based on certain thresholds.

If we do enter into acquisitions, partnerships and joint ventures, they may not provide us with the benefits we anticipate. We may not be able to successfully integrate any businesses, services or technologies that we acquire or with which we form a partnership or joint venture, or comply with applicable regulatory requirements. Furthermore, the integration of any acquisition, including our recent acquisitions, may divert management’s time and resources from our core business and disrupt our operations. Certain partnerships and joint ventures we make may also prevent us from competing for certain clients or in certain lines of business. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. To the extent we pay the purchase price with proceeds from the incurrence of debt, it would increase our already high level of indebtedness and could negatively affect our liquidity and restrict our operations.

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

In order to provide our transaction processing services, we are registered through our bank sponsorships with the Visa, MasterCard and other payment networks as service providers for member institutions. We and many of our clients are subject to payment network rules. If we or our associated participants do not comply with the payment network requirements, the payment networks could seek to fine us, suspend us or terminate our registrations. We have occasionally received notices of noncompliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures on the part of a merchant. If we are unable to recover fines from or pass through costs to our merchants or other associated participants, we would experience a financial loss. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing payment network services to the Visa, MasterCard or other payment networks, which would have a material adverse effect on our business, financial condition and results of operations.

Changes in payment network rules or standards could adversely affect our business, financial condition and results of operations.

Payment network rules are established and changed from time to time by each payment network as they may determine in their sole discretion and with or without advance notice to their participants. In some cases, payment networks compete with us, and their ability to modify and enhance their rules in their sole discretion may provide them an advantage in selling or developing their own services that may compete directly or indirectly with our services. Any changes in payment network rules or standards or the way they are implemented could increase our cost of doing business or limit our ability to provide transaction processing services to or through our clients and have a material adverse effect on our business, financial condition and results of operations.

If we cannot pass along to our merchants increases in interchange and other fees from payment networks, our operating margins would be reduced.

We pay interchange, assessment, transaction and other fees set by the payment networks to the card issuing financial institution and the payment networks for each transaction we process. From time to time, the payment networks increase the interchange fees and other fees that they charge payment processors and the financial institution sponsors. At their sole discretion, our financial institution sponsors have the right to pass any increases in interchange and other fees on to us and they have consistently done so in the past. We are generally permitted under the contracts into which we enter, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to pass through these and other fees in the future, it could have a material adverse effect on our business, financial condition and results of operations.

We rely on financial institution sponsors and clearing service providers in order to process electronic payment transactions. If these sponsorships or clearing services are terminated and we are unable to secure new sponsors or clearing service providers, we will not be able to conduct our business.

The Visa, MasterCard and other payment network rules require us to be sponsored by a member bank in order to process electronic payment transactions. Because we are not a bank, we are unable to directly access these payment networks. We are currently registered with the Visa, MasterCard and other payment networks through Fifth Third Bank and other sponsor banks. Our current agreement with Fifth Third Bank expires in June 2019. Furthermore, our agreements with Fifth Third Bank and other sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. We also rely on Fifth Third Bank and various other financial institutions to provide clearing services in connection with our settlement activities. If our sponsorships or clearing services agreements are terminated and we are unable to secure another bank sponsor or clearing service provider, we will not be able to process Visa, MasterCard and other payment network transactions or settle transactions which would have a material adverse effect on our business, financial condition and results of operations.

Increased merchant, financial institution or referral partner attrition and decreased transaction volume could cause our revenues to decline.

We experience attrition and declines in merchant and financial institution credit, debit or prepaid card processing volume resulting from several factors, including business closures, consolidations, loss accounts to competitors, account closures that we initiate due to heightened credit risks, and reductions in our merchants' sales volumes. Our referral partners, many of which are not exclusive, such as merchant banks, ISVs, VARs, payment facilitators, ISOs and trade associations are strong contributors to our revenue growth in our Merchant Services segment. If an ISO or referral partner switches to another transaction processor, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the ISO or referral partner, and we risk losing existing merchants that were originally enrolled by the ISO or referral partner. We cannot predict the level of attrition and decreased transaction volume in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to economic and political risk, the business cycles and credit risk of our clients and the overall level of consumer, business and government spending, which could negatively impact our business, financial condition and results of operations.

The electronic payments industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates may adversely affect our revenues by reducing the number or average purchase amount of transactions made using electronic payments that we process. Furthermore, if economic conditions cause credit card issuers to tighten credit requirements, the negative effects on the use of electronic payments could be exacerbated. Since we have a certain amount of fixed and semi-fixed costs, including rent, debt service, processing contractual minimums and salaries, our ability to quickly adjust costs and respond to changes in our business and the economy is limited. As a result, changes in economic conditions could adversely impact our future revenues and profits.

In addition, a sustained deterioration in economic conditions could affect our merchants through a higher rate of closures or bankruptcies, resulting in lower revenues and earnings for us. In addition, our merchants and other associated participants are liable for any charges properly reversed by the card issuer on behalf of the cardholder and for any fines or penalties that may be assessed by payment networks. In the event that we are not able to collect such amounts from the associated participants, due to closure, insolvency or other reasons, we may be liable for any such charges.

Fraud by merchants or others could have a material adverse effect on our business, financial condition and results of operations.

We face potential liability for fraudulent electronic payment transactions initiated by merchants or other associated participants. Examples of merchant fraud include when a merchant or other party knowingly accepts payment by a stolen or counterfeit credit, debit or prepaid card, card number or other credentials records a false sales transaction utilizing a stolen or counterfeit card or credentials, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition and results of operations.

A decline in the use of credit, debit or prepaid cards as a payment mechanism for consumers or adverse developments with respect to the payment processing industry in general could have a materially adverse effect on our business, financial condition and results of operations.

If consumers do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, alternative currencies, credit, debit and prepaid cards which is adverse to us, it could have a materially adverse effect on our business, financial condition and results of operations. We believe future growth in the use of credit, debit and prepaid cards and other electronic payments will be driven by the cost, ease-of-use, and quality of services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods including, credit, debit and prepaid cards. Moreover, if there is an adverse development in the payments industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our business, financial condition and results of operations may be adversely affected.

If Fifth Third Bank fails or is acquired by a third party, it could place certain of our material contracts at risk, decrease our revenue, and transfer the ultimate voting power of Fifth Third Bank’s stock ownership in us (including any shares of Class A common stock that may be issued in exchange for Fifth Third Bank’s units in Vantiv Holding) to a third party.
Fifth Third Bank accounted for approximately 3% and 4% of our revenue during the years ended December 31, 2014 and 2013, respectively, and is the provider of the services under our Clearing, Settlement and Sponsorship Agreement, Referral Agreement and Master Services Agreement. If Fifth Third Bank were to be placed into receivership or conservatorship, it could jeopardize our ability to generate revenue and conduct our business.
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

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure against all types of risks.

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

Our business is impacted by numerous laws, regulations and examinations that affect us and our industry, many of which are discussed under "Item 1. Business - Regulation." In addition, the number of new and proposed regulations has increased significantly in recent years, particularly pertaining to interchange fees on credit and debit card transactions, which are paid to the card issuing financial institution. In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which significantly changed financial regulation. Changes affecting the payment processing industry include restricting amounts of debit card fees that certain issuing financial institutions can charge merchants and allowing merchants to set minimum dollar amounts for the acceptance of credit cards and offer discounts for different payment methods. While the impact of these restrictions, examinations and other regulatory changes on our business and industry is difficult to determine, they could negatively affect our business in a variety of ways including the number of debit transactions, and prices charged per transaction.

In the future, due to applicable law and regulation, we may have to obtain state licenses to expand our distribution network for prepaid cards. If we fail or are unable to comply with these requirements, our clients (or in certain instances, we) could be subject to the imposition of fines or other penalties which may impact our ability to offer our credit issuer processing services, prepaid or other related services and could have a material adverse effect on our business, financial condition and results of operations.

Because our business is highly regulated, it is very important to our business that our operations, policies and procedures comply with applicable laws and requirements. Our failure to comply with applicable laws and regulations or adapt to changes in applicable laws and regulations, or a material increase in our compliance and other costs as a result of regulatory changes, could adversely affect our business, financial condition and results of operations. In addition, any failure to comply with laws and regulations, even if inadvertent, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.

Governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to effectively provide our services to merchants.

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. Although we have limited our use of consumer information solely to providing services to other businesses and financial institutions, we are required by regulations and contracts with our merchants and financial institution clients to provide assurances regarding the confidentiality and security of non-public consumer information. These contracts require periodic audits by independent companies regarding our compliance with industry standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information shared by our clients with us. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations or requirements, we could be exposed to suits for breach of contract or to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2014, Fifth Third Bank owned an equity interest representing approximately 22.8% of the voting and economic equity interest of Vantiv Holding and 18.5% of the voting interest in Vantiv, Inc.

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

We are subject to regulation and enforcement by the CFPB because we are an affiliate of Fifth Third Bank (which is an insured depository institution with greater than $10 billion in assets) for bank regulatory purposes and because we are a service provider to insured depository institutions with assets of $10 billion or more in connection with their consumer financial products and to entities that are larger participants in markets for consumer financial products and services such as prepaid cards. CFPB rules and examinations may require us to adjust our activities and may increase our compliance costs, which could have an adverse effect on our business, financial condition and results of operations.

Changes in tax laws or their interpretations, or becoming subject to additional international, U.S., state or local taxes that cannot be passed through to our merchants, could reduce our net income.

We are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Furthermore, companies in the electronic payments industry, including us, may become subject to incremental taxation in various tax jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our merchants, our costs would increase and our net income would be reduced.

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

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology. Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Others, including our competitors may independently develop similar technology, duplicate our services or design around our intellectual property, and in such cases we could not assert our intellectual property rights against such parties. We may be forced to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, because of the rapid pace of technological change in our industry, aspects of our business and our services rely on technologies developed or licensed by third parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all. The loss of intellectual property protection or the inability to obtain third party intellectual property could harm our business and ability to compete.

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

If we lose key personnel or are unable to attract, recruit, retain and develop qualified employees, our business, financial condition and results of operations may be adversely affected.

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

Additionally, in order for us to successfully compete and grow, we must attract, recruit, retain and develop the necessary personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. We have hired significant numbers of new personnel in recent years and must continue to hire additional personnel to execute our strategic plans. However, the market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart. Failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

•
finance Vantiv, Inc.’s purchase of Class B units of Vantiv Holding from Fifth Third Bank upon the exercise of its right to put its Class B units of Vantiv Holding to Vantiv, Inc. in exchange for cash to the extent that we decide to purchase rather than exchange such units for Class A common stock.

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

The initial installation and set-up of many of our services often involve significant resource commitments by our clients, particularly those with larger operational scale. Potential clients generally commit significant resources to an evaluation of available services and require us to expend substantial time (six to nine months is not uncommon), effort and money educating them as to the value of our services. We incur substantial costs in order to obtain each new customer. We may expend significant funds and management resources during a sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our clients’ budgetary constraints or for other reasons. If we are unsuccessful in closing sales after expending significant funds and management resources or we experience delays, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Indebtedness and Organizational Structure

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We have a high level of indebtedness. As of December 31, 2014, we had total indebtedness of $3.4 billion. For the year ended December 31, 2014, total payments under our annual debt service obligations, including interest and principal, were approximately $151 million. Our high degree of leverage could have significant negative consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including our borrowings under our senior secured credit facilities, are at variable rates of interest;

•
making it more difficult for us to comply with the obligations of our debt instruments, including restrictive covenants and borrowing conditions, which could result in an event of default under the agreements governing such indebtedness;

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

The majority of our indebtedness consists of indebtedness under our senior secured credit facilities consisting of a term A loan which matures in 2019 and a term B loan which matures in 2021. We may not be able to refinance our senior secured credit facilities or any other indebtedness because of our high level of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

Despite our high indebtedness level, we still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness. Although our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. For example, we may incur up to $425 million of additional debt pursuant to an incremental facility under our senior secured credit facilities, subject to certain terms and conditions.

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

Our balance sheet includes goodwill and intangible assets that represent 68% of our total assets at December 31, 2014. These assets consist primarily of goodwill and customer relationship intangible assets associated with our acquisitions. We also expect to engage in additional acquisitions, which may result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our results of operations.

We are party to tax receivable agreements and the amounts we may be required to pay under these agreements are expected to be significant. In certain cases, payments under the tax receivable agreements may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreements.

We are party to tax receivable agreements with Fifth Third Bank. One provides for the payment by us to Fifth Third Bank of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third Bank or from the future exchange of units by Fifth Third Bank for cash or shares of our Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. The other tax receivable agreement provides for the payment by us to Fifth Third Bank of 85% of the amount of cash savings according to Fifth Third Bank's respective ownership interests in Vantiv Holding immediately prior to our initial public offering, if any, in U.S. federal, state, local and foreign income tax that NPC actually realizes as a result of its use of its NOLs and other tax attributes.

Simultaneously and in connection with the completion of the Mercury acquisition, the Company entered into a Tax Receivable Agreement (the "Mercury TRA") with pre-acquisition owners of Mercury ("Mercury TRA Holders"). The Mercury TRA generally provides for the payment by us to the Mercury TRA Holders of 85% of the value of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increase in tax basis of the assets of Mercury and the use of the net operating losses and other tax attributes of Mercury.

The payments we will be required to make under these tax receivable agreements are expected to be substantial. As of December 31, 2014, we have a liability recorded of approximately $772 million associated with the tax receivable agreements. Because payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments. We will incur additional liabilities in connection with any future purchases by us of units in Vantiv Holding from Fifth Third Bank or from the future exchange of units by Fifth Third Bank for cash or shares of our Class A common stock, which we cannot quantify at this time and which will likely be significant.  It is possible that future transactions or events, including changes in tax rates, could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments. There may be a material adverse effect on our liquidity if, as a result of timing discrepancies or otherwise, distributions to us by Vantiv Holding are not sufficient to permit us to make payments under the tax receivable agreements.

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

We may elect to terminate any or all of the remaining tax receivable agreements prior to the time they terminate in accordance with their terms. If we were to so elect, or if we materially breach a material obligation in the tax receivable agreements and we do not cure such breach within a specified time period, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits taken into account under the tax receivable agreements. In these circumstances, the anticipated future tax benefits would be determined under certain assumptions that in general assume that we would recognize the greatest amount of benefits at the earliest time. As a result, the payments we would be required to make could exceed 85% of the tax savings that we actually realize from the increased tax basis and/or the NOLs, and we could be required to make those payments significantly in advance of the time the tax savings arise.

If the Internal Revenue Service, or the IRS, challenges the tax basis increases or NOLs that give rise to payments under the tax receivable agreements and the tax basis increases or NOLs are subsequently disallowed, our payments under the tax receivable agreements could exceed our actual tax savings, and we may not be able to recoup payments under the tax receivable agreements that were calculated on the assumption that the disallowed tax savings were available.

We are a holding company and our principal assets are our interests in Vantiv Holding, and we depend on dividends, distributions and other payments from Vantiv Holding to meet any existing or future debt service and other obligations and to pay dividends, if any, and taxes and other expenses.

We are a holding company and conduct all of our operations through Vantiv Holding and its subsidiaries. We have no material assets other than our ownership of units of Vantiv Holding. The Amended and Restated Vantiv Holding Limited Liability Company Agreement contains consent rights that effectively require Fifth Third Bank’s approval of all distributions paid by Vantiv Holding, other than certain permitted distributions, which generally relate to the payment of tax distributions and tax-related obligations. To the extent that we need funds and Vantiv Holding is restricted from making such distributions under applicable law or regulation, as a result of Fifth Third Bank’s consent rights at Vantiv Holding, or by the terms of Vantiv Holding’s indebtedness, or Vantiv Holding is otherwise unable to provide such funds, it could materially adversely affect our liquidity and, consequently, our business, financial condition and results of operations.

Our operations are subject to certain consent rights and other rights in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement.

Significant, non-ordinary course actions relating to the operations of Vantiv Holding are subject to the consent rights of Fifth Third Bank in our amended and restated certificate of incorporation and the Amended and Restated Vantiv Holding Limited Liability Company Agreement. Subject to certain specified thresholds and exceptions, these consent rights relate to, among other things, change of control transactions, acquisitions, dispositions, incurrences of indebtedness, investments, equity issuances, dividends, transactions with affiliates, changes to Vantiv Holding’s business plan, capital expenditures, hiring or firing of auditors, material tax elections, and changes in constituent documents or governance of our subsidiaries. Such consent rights lapse upon Fifth Third disposing in excess of 50% of its equity stake in us that it held immediately following our initial public offering. As a result of Fifth Third’s sales of our common stock during 2012, 2013 and 2014, it has sold approximately 48.7% of such equity stake. While such consent rights remain in effect, to the extent that the interests of Fifth Third Bank differ from those of us or the holders of our Class A common stock, Fifth Third Bank’s ability to consent to certain significant actions may have a materially adverse effect on our business, financial condition and results of operations.

Fifth Third bank has interests that could present potential conflicts with our and our other stockholders’ interests.
Fifth Third Bank may pursue, for its own accounts, business line or acquisition opportunities that may be similar or complementary to our business, and as a result, those opportunities may not be available to us. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy held by our directors affiliated with Fifth Third Bank in certain corporate opportunities. Accordingly, the interests of Fifth Third Bank may supersede ours, causing it or its affiliates to compete against us or to pursue opportunities instead of us, for which we would have no recourse. Such actions on the part of Fifth Third Bank and inaction on our part could have a material adverse effect on our business, financial condition and results of operations.
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

•	the absence of cumulative voting in the election of directors;

•	supermajority approval requirements for amending or repealing provisions in the amended and restated certificate of incorporation and bylaws;

•	a classified board of directors;

•	a prohibition on action by written consent of stockholders; and

•	advance notice requirements for stockholder proposals and nominations.

These provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.

 Risks Related to the Ownership of our Class A Common Stock

Future sales of our Class A common stock or securities convertible into or exchangeable for Class A common stock could depress the market price of our Class A common stock.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could and adversely affect the market price of our Class A common stock. As of December 31, 2014, we had 145,455,008 shares of Class A common stock outstanding. Subject to compliance with applicable documentation, which includes the Exchange Agreement and may include the Warrant, Fifth Third Bank could acquire up to 63,420,853 shares of our Class A common stock.  Pursuant to the Registration Rights Agreement, Fifth Third Bank is entitled to certain demand and “piggyback” registration rights and any shares of our Class A common stock that are sold by Fifth Third Bank pursuant to such a registration would become eligible for sale in the public market without restriction.  In addition, we have filed registration statements on Form S-8 relating to an aggregate of 37,250,519 shares of our Class A common stock that we have issued or may issue in the future pursuant to employee benefit plans. These shares may be sold in the public market upon issuance and once vested, subject to the terms of the equity incentive plan and applicable award agreements.
Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could adversely affect the trading price of our common stock.
Effective internal control over financial reporting is necessary for us to provide accurate financial information. If we are unable to adequately maintain effective internal control over financial reporting, we may not be able to accurately report our financial results, which could cause investors to lose confidence in our reported financial information and negatively affect the trading price of our common stock. Furthermore, we cannot be certain that our internal control over financial reporting and disclosure controls and procedures will prevent all possible error and fraud. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake, which could have an adverse impact on our business.
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

We have not declared or paid any cash dividends on our common stock since our initial public offering, and we do not intend to in the foreseeable future.
We have not declared or paid any cash dividends on our common stock since our initial public offering, and we do not intend to in the foreseeable future. We currently intend to retain our future earnings, if any, to repay indebtedness and to support our general corporate purposes. We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third Bank consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. These consent rights require the approval of Fifth Third for certain significant matters, including the payment of all distributions by Vantiv Holding other than certain permitted distributions, which relate primarily to the payment of tax distributions and tax-related obligations. The amounts available to us to pay cash dividends are also restricted by our subsidiaries’ debt agreements, and, to the extent that we require additional funding, the sources of such additional funding may prohibit the payment of a dividend. As a result, appreciation in the price of our Class A common stock, if any, will be your only source of gain on an investment in our Class A common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties
Our principal place of business is our corporate headquarters located at 8500 Governor's Hill Drive, Symmes Township, Cincinnati, Ohio 45249.

In addition to our corporate headquarters, as of December 31, 2014 we leased operational, sales, and administrative facilities in Arizona, Colorado, Florida, Illinois, Kentucky, Massachusetts and Texas and owned a facility in Colorado. As of December 31, 2014, we leased data center facilities in Colorado, Kentucky and Michigan. We believe that our facilities are suitable and adequate for our business as presently conducted, however, we periodically review our facility requirements and may acquire new space to meet the needs of our business or consolidate and dispose of facilities that are no longer required.

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

2013	High	Low
First Quarter	$23.75	$19.55
Second Quarter	$28.25	$21.73
Third Quarter	$28.70	$25.37
Fourth Quarter	$32.88	$25.21

2014	High	Low
First Quarter	$34.42	$29.05
Second Quarter	$33.74	$28.45
Third Quarter	$34.90	$30.25
Fourth Quarter	$35.11	$29.35

There were approximately 80 holders of record of our Class A common stock and one holder of our Class B common stock as of January 31, 2015.

Issuer Purchases of Equity Securities

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
October 1, 2014 to October 31, 2014	296,188	$29.84	278,000	$291.7
November 1, 2014 to November 30, 2014	550,437	$30.38	549,700	$275.0
December 1, 2014 to December 31, 2014	23,314	$33.69	—	$275.0

(1) Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2) On February 12, 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three months ended December 31, 2014, we repurchased approximately 828,000 shares of Class A common stock for approximately $25 million. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Exchange Act. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice.

Dividend Policy

Since our initial public offering, we have not declared or paid any cash dividends on our common stock, and we do not intend to in the foreseeable future. We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third Bank consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. These consent rights require the approval of Fifth Third for certain significant matters, including the payment of all distributions by Vantiv Holding other than certain permitted distributions, which relate primarily to the payment of tax distributions and tax-related obligations. The amounts available to us to pay cash dividends are also subject to the covenants and restrictions in our subsidiaries' loan agreements. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, legal and contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Vantiv Holding paid aggregate tax distributions to or on behalf of its equity holders, including Fifth Third Bank and JPDN Enterprises, LLC, an affiliate of Charles D. Drucker, our Chief Executive Officer, of $22.9 million, $41.2 million and $32.6 million, respectively, for the years ended December 31, 2014, 2013 and 2012, pursuant to the terms of the Amended and Restated Vantiv Holding Limited Liability Company Agreement. Vantiv Holding will continue to make tax distributions to its equity holders in accordance with the Amended and Restated Vantiv Holding Limited Liability Company Agreement. In connection with the reorganization transactions in 2012, we paid Fifth Third Bank a $15.0 million fee related to the modification of its consent rights (specifically with respect to (i) increasing the threshold on when certain actions require Fifth Third Bank's approval, (ii) the termination of transferability and (iii) all of the consent rights terminating upon the transfer of more than 50% of the shares of Class A and Class B common stock held by Fifth Third Bank and its affiliates immediately following the consummation of our initial public offering) under the prior Amended and Restated Vantiv Holding Limited Liability Company Agreement. During the year ending December 31, 2012, Vantiv, Inc. made a cash distribution of approximately $40.1 million in the aggregate to certain funds managed by Advent as well as to Pamela H. Patsley, a former director, which amount represented accumulated cash in Vantiv, Inc. resulting from tax distributions we received as a member of Vantiv Holding prior to our initial public offering and that was payable to certain funds managed by Advent as well as to Ms. Patsley as our stockholders prior to our initial public offering.

Stock Performance Graph

The following graph shows a comparison from March 22, 2012 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2014 of the cumulative total return for our Class A common stock, the S&P 500 Index and the S&P Information Technology Index. Data for the S&P 500 Index and the S&P Information Technology Index assume reinvestment of dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 33 MONTH CUMULATIVE TOTAL RETURN*
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

Item 6. Selected Financial Data

The following table sets forth our historical financial and other data for the periods and as of the dates indicated. We derived the statement of income data for the years ended December 31, 2014, 2013 and 2012 and our balance sheet data as of December 31, 2014 and 2013 from our audited financial statements for such periods included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

The results indicated below are not necessarily indicative of our future performance. You should read this information together with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data."

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(in thousands, except per share data)
Statement of income data:
Revenue	$2,577,203	$2,108,077	$1,863,239	$1,622,421	$1,162,132
Network fees and other costs	1,174,665	935,441	840,597	756,735	595,995
Sales and marketing	396,353	312,044	280,644	236,917	98,418
Other operating costs	242,439	200,630	158,374	143,420	124,383
General and administrative	173,986	121,707	118,231	86,870	58,091
Depreciation and amortization	275,069	185,453	160,538	155,326	110,964
Income from operations	314,691	352,802	304,855	243,153	174,281
Interest expense-net	(79,701)	(40,902)	(54,572)	(111,535)	(116,020)
Non-operating income (expense)	177	(20,000)	(92,672)	(14,499)	(4,300)
Income before applicable income taxes	235,167	291,900	157,611	117,119	53,961
Income tax expense (benefit)	66,177	83,760	46,853	32,309	(956)
Net income	168,990	208,140	110,758	84,810	54,917
Less: Net income attributable to non-controlling interests	(43,698)	(74,568)	(53,148)	(48,570)	(32,924)
Net income attributable to Vantiv, Inc.	$125,292	$133,572	$57,610	$36,240	$21,993
Net income per share attributable to Vantiv, Inc. Class A common stock (1):
Basic	$0.88	$0.96	$0.50	$0.40	$0.25
Diluted	$0.75	$0.87	$0.47	$0.40	$0.25
Shares used in computing net income per share of Class A common stock (1):
Basic	141,936,933	138,836,314	116,258,204	89,515,617	89,515,617
Diluted	199,170,813	206,027,557	122,747,362	89,515,617	89,515,617

(1)
We have retrospectively adjusted our earnings per share and average shares outstanding to reflect the reorganization transactions. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in "Item 8 - Financial Statements and Supplementary Data."

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$411,568	$171,427	$67,058	$370,549	$236,512
Total assets	6,336,083	4,189,553	3,979,529	3,489,710	3,370,517
Total long-term liabilities	4,072,164	2,327,918	1,665,826	1,793,270	1,750,977
Non-controlling interests	397,573	408,391	626,309	632,022	599,256
Total equity	1,300,586	1,176,322	1,444,235	1,255,720	1,194,713

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

General

We are the third largest merchant acquirer and the largest PIN debit acquirer by transaction volume, according to the Nilson Report, and a leading payment processor in the United States differentiated by our integrated technology platform, breadth of distribution and superior cost structure. Our integrated technology platform enables us to efficiently provide a comprehensive suite of services to both merchants and financial institutions of all sizes as well as to innovate, develop and deploy new services, while providing us with significant economies of scale. Our broad and varied distribution provides us with a growing and diverse client base of merchants and financial institutions.

We offer a broad suite of payment processing services that enable our clients to meet their payment processing needs through a single provider, including in omni-channel environments that span point-of-sale, ecommerce and mobile devices. We enable merchants of all sizes to accept and process credit, debit and prepaid payments and provide them supporting value-added services, such as security solutions and fraud management, information solutions, and interchange management. We also provide mission critical payment services to financial institutions, such as card issuer processing, payment network processing, fraud protection, card production, prepaid program management, ATM driving and network gateway and switching services that utilize our proprietary Jeanie PIN debit payment network.

Our integrated technology platform provides our merchant and financial institution clients with differentiated payment processing solutions and provides us with significant strategic and operational benefits. Our clients access our processing solutions primarily through a single point of service, which is easy to use and enables our clients to acquire additional services as their business needs evolve. Small and mid-sized merchants are able to easily connect to our integrated technology platform using our application process interfaces, or APIs, software development kits, or SDKs, and other tools we make available to technology partners, which we believe enhances our capacity to sell to such merchants. Our integrated technology platform allows us to collect, manage and analyze data across both our Merchant Services and our Financial Institution Services segments that we can then package into information solutions for our clients. It provides insight into market trends and opportunities as they emerge, which enhances our ability to innovate and develop new value-added services, including security solutions and fraud management, and it allows us to easily deploy new solutions that span the payment processing value chain, such as ecommerce and mobile services, which are high growth market opportunities. It is highly scalable, which enables us to efficiently manage, update and maintain our technology, increase capacity and speed, and realize significant operating leverage. We believe our integrated technology platform is a key differentiator from payment processors that operate on multiple technology platforms and provides us with a significant competitive advantage.

We distribute our services through multiple sales channels that enable us to efficiently and effectively target a broad range of merchants and financial institutions. Our sales channels include direct and indirect sales forces as well as referral partner relationships, which provide us with a growing and diverse client base. We have a national sales force that targets financial institutions and large national merchants, a regional and mid-market sales team that sell solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. Our indirect sales force includes Independent Sales Organizations, or ISOs, that target small and mid-sized merchants. We have referral partner relationships with merchant banks, independent software vendors, or ISVs, value-added resellers, or VARs, payment facilitators, and trade associations that target a broad range of merchants, including difficult to reach small and mid-sized merchants. We also have relationships with third-party reseller partners and arrangements with core processors that target small and mid-sized financial institutions.

Executive Overview

Revenue for the year ended December 31, 2014 increased 22% to $2,577.2 million from $2,108.1 million in 2013.

Income from operations for the year ended December 31, 2014 decreased 11% to $314.7 million from $352.8 million in 2013.

Net income for the year ended December 31, 2014 decreased 19% to $169.0 million from $208.1 million in 2013. Net income attributable to Vantiv, Inc. for the year ended December 31, 2014 decreased 6% to $125.3 million from $133.6 million in 2013. See the "Results of Operations" section of this management's discussion and analysis for a discussion of our financial results.

During 2014, we continued to repurchase shares of our Class A common stock under various programs approved by our board of directors. We repurchased approximately 1.9 million shares for approximately $59.4 million under these programs during the year ended December 31, 2014. We have approximately $275 million of share repurchase authority remaining as of December 31, 2014 under a program authorized by the board of directors on February 12, 2014 to repurchase up to an additional $300 million of our Class A common stock.

In March 2014, a secondary offering took place in which Advent International Corporation, or Advent, sold its remaining 18.8 million shares of Class A common stock. In June 2014, a secondary offering took place in which Fifth Third Bank, or Fifth Third, sold 5.8 million shares of Class A common stock. We did not receive any proceeds from these sales.

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement, or Amended Loan Agreement. The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan maturing in June 2019, a $1.4 billion term B loan maturing in June 2021 and a $425 million revolving credit facility that matures in June 2019. Proceeds from the refinancing were primarily used to fund the acquisition of Mercury Payment Systems, LLC, or Mercury, as further discussed below, and repay the prior term A loan with an outstanding balance of approximately $1.8 billion.

Recent Acquisitions

On June 13, 2014, we acquired Mercury for approximately $1.68 billion in cash and $137.9 million in contingent consideration related to a tax receivable agreement ("Mercury TRA") entered into with pre-acquisition owners of Mercury ("Mercury TRA Holders") in connection with the Mercury acquisition.    We funded the acquisition by borrowing an additional $1.7 billion through an amendment and refinancing of our senior secured credit facilities as discussed above. Mercury is a payment technology and service leader whose solutions are integrated into point-of-sale software applications and brought to market through dealer and developer partners. This acquisition helps to accelerate our growth in the integrated payments channel. The operations of Mercury are included in our Merchant Services segment operating results.

Our Segments, Revenue and Expenses

Segments

We report our results of operations in two segments, Merchant Services and Financial Institution Services. We evaluate segment performance based upon segment profit, which is defined as net revenue, which represents total revenue less network fees and other costs, less sales and marketing expense attributable to that segment.

Merchant Services

We provide a comprehensive suite of payment processing services to our merchant services clients. We authorize, clear, settle and provide reporting for electronic payment transactions, as further discussed below. Our merchant client base includes over 500,000 merchant locations across the United States and is heavily-weighted in non-discretionary everyday spend categories where spending has generally been more resilient during economic downturns. In 2014, we processed approximately 16.3 billion transactions for these merchants.

Acquiring and Processing. We provide merchants with a broad range of credit, debit and prepaid payment processing services. We give them the ability to accept and process Visa, MasterCard, American Express, Discover and PIN debit network card transactions originated at the point of sale as well as for ecommerce and mobile transactions. This service includes all aspects of card processing, including authorization and settlement, customer service, chargeback and retrieval processing and network fee and interchange management.

Value-added Services. We offer value-added services that help our clients operate and manage their businesses including omni-channel acceptance, prepaid services and gift card solutions. We also provide security solutions such as point-to-point encryption and tokenization both at the point of sale and for ecommerce transactions.

We provide our services to merchants of varying sizes, which provides us with a number of key benefits. Due to the large transaction volume that they generate, large national merchants provide us with significant operating scale efficiencies and recurring revenues. Small and mid-sized merchants are more difficult to reach on an individual basis, but generally generate higher per transaction fees.

We distribute our comprehensive suite of services to a broad range of merchants through multiple sales channels, as further described below.

•
Direct: Includes a national sales force that targets large national merchants, a regional and mid-market sales team that sells solutions to merchants and third party reseller clients, and a telesales operation that targets small and mid-sized merchants.

•	Indirect: Includes ISOs that target small and mid-sized merchants.

•	Merchant Bank: Includes referral partner relationships with financial institutions that target their financial services customers as merchant referrals to us.

•	Integrated Payments, or IP: Includes referral partner relationships with ISVs, VARs, and payment facilitators that target their technology customers as merchant referrals to us.

•	eCommerce: Includes a sales force that targets internet retail, online services and direct marketing merchants.

These sales channels utilize multiple strategies and leverage relationships with referral partners that sell our business solutions to small and mid-sized merchants. We believe our sales structure provides us with broad geographic coverage and access to various industries and verticals.

Financial Institution Services

We provide integrated card issuer processing, payment network processing and value-added services to our financial institutions clients, as further discussed below. Our financial institution client base is generally well diversified and includes approximately 1,400 financial institutions, including regional banks, community banks, credit unions and regional PIN debit networks. In 2014, we processed approximately 3.8 billion transactions for these financial institutions. We generally focus on small to mid-sized financial institutions with less than $15 billion in assets. Smaller financial institutions generally do not have the scale or infrastructure typical of large financial institutions and are more likely to outsource payment processing needs. We provide a turnkey solution to such institutions to enable them to offer payment processing solutions.

Integrated Card Issuer and Processing. We process and service credit, debit, ATM and prepaid transactions. We process and provide statement production, collections and inbound/outbound call centers. Our card processing solution includes processing and other services such as card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services. We also offer processing for specialized accounts, such as business cards, home equity lines of credit and health savings accounts. We provide authorization support in the form of online or batch settlement, as well as real-time transaction research capability and archiving and daily and monthly cardholder reports for statistical analysis. Our call center handles inbound and outbound calls and billing issues for customers of our financial institution clients.

Value-added Services. We provide additional services to our financial institution clients that complement our issuing and processing services. These services include fraud protection, card production, prepaid cards, ATM driving, portfolio optimization, data analytics and card program marketing. We also provide network gateway and switching services that utilize our Jeanie PIN network. Our Jeanie network offers real-time electronic payment, network bill payment, single point settlement, shared deposit taking and customer select PINs. Our Jeanie network includes approximately 6,900 ATMs, 21 million cardholders and 640 member financial institution clients.

We distribute our financial institution services by utilizing direct sales forces as well as a diverse group of referral partner relationships. These sales channels utilize multiple strategies and leverage relationships with core processors that sell our solutions to small and mid-sized financial institutions.

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

Network Fees and Other Costs

Network fees and other costs primarily consist of charges incurred by us which we pass through to our clients, including Visa, MasterCard and other payment network fees, third party processing fees, telecommunication charges, postage and card production costs.

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

•
Non-operating income (expense) during the year ended December 31, 2014 primarily relates to a benefit recorded as a result of a reduction in certain TRA liabilities, partially offset by the refinancing of the Company’s senior secured credit facilities in June 2014 and the change in fair value of the Mercury TRA. The 2013 amount relates to the refinancing of the Company's senior secured credit facilities in May 2013. The 2012 amount primarily relates to the refinancing of the Company's senior secured credit facilities in March 2012, the early termination of the Company’s interest rate swaps in connection with the March 2012 debt refinancing and a one-time activity fee of $6.0 million assessed by MasterCard as a result of the Company's IPO.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest in the People's United Merchant Services, or PUMS, joint venture held by Peoples United Bank, or PUB. Net income attributable to non-controlling interests for the years ended December 31, 2014, 2013 and 2012 was $43.7 million, $74.6 million and $53.1 million, respectively.

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incurred costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory, conversion and integration services and related personnel costs. Additionally, our expenses include costs associated with a one-time signing bonus issued to certain employees that transferred to us from Fifth Third Bank in connection with our separation from Fifth Third Bank in June 2009. This signing bonus contained a five-year vesting period beginning on the date of the separation. Also included in these expenses are costs related to employee termination benefits and other transition activities. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses.

Share-Based Compensation

We have granted share-based awards to certain employees and members of our board of directors and intend to continue to grant additional share-based awards in the future. Share-based compensation is included in general and administrative expense. See Note 13 - Share-Based Compensation Plans in "Item 8 - Financial Statements and Supplementary Data."

Intangible Amortization Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions. For the year ended December 31, 2014, intangible amortization expense also included a $34.3 million charge related to phasing out a trade name.

Non-operating Income (Expense)

Non-operating income (expense) was $0.2 million for the year ended December 31, 2014, which consisted of a benefit recorded as a result of a reduction in certain TRA liabilities of $41.3 million, partially offset by $26.5 million in expenses related to the refinancing of our senior secured credit facilities in June 2014 and expense of $14.6 million related to the change in fair value of the Mercury TRA. For the year ended December 31, 2013, we recorded $20.0 million within non-operating expenses, which consisted of charges related to the refinancing of our senior secured credit facilities in May 2013.  During the year ended December 31, 2012, we recorded $92.7 million within non-operating expenses, which consisted of $86.7 million related to the refinancing of our senior secured credit facilities and the early termination of our interest rate swaps in March 2012 and a $6.0 million one-time activity fee assessed by MasterCard as a result of our IPO.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third's non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate was 36.5% for the year ended December 31, 2014 and 38.5% for the years ended December 31, 2013 and 2012. The 2014 adjusted effective tax rate was primarily impacted favorably by deductions related to Internal Revenue Code Section 199, which allows for the deduction of a portion of the income related to domestically produced computer software.

Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from certain tax attributes, primarily the amortization of tax intangible assets resulting from or acquired with our acquisitions, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under TRAs established at the time of our IPO and in connection with our acquisition of Mercury. The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

In the fourth quarter of 2013, we entered into an agreement to terminate and settle in full our obligations to Advent and JPDN Enterprises, LLC, or JPDN, under the TRAs. As a result, the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs are reflected in pro forma adjusted net income beginning with the fourth quarter of 2013.

The table below provides a reconciliation of pro forma adjusted net income to GAAP income before applicable income taxes for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Income before applicable taxes	$235,167	$291,900
Non-GAAP Adjustments:
Transition, acquisition and integration costs	38,482	15,075
Share-based compensation	42,171	29,729
Intangible amortization	198,563	124,961
Non-operating (income) expense	(177)	20,000
Non-GAAP Adjusted Income Before Applicable Taxes	514,206	481,665
Pro Forma Adjustments:
Income tax expense adjustment	(187,685)	(185,441)
Tax adjustments	46,462	24,294
Less: JV non-controlling interest	(622)	—
Pro Forma Adjusted Net Income	$372,361	$320,518

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenue	$2,577,203	$2,108,077	$469,126	22%
Network fees and other costs	1,174,665	935,441	239,224	26
Net revenue	1,402,538	1,172,636	229,902	20
Sales and marketing	396,353	312,044	84,309	27
Other operating costs	242,439	200,630	41,809	21
General and administrative	173,986	121,707	52,279	43
Depreciation and amortization	275,069	185,453	89,616	48
Income from operations	$314,691	$352,802	$(38,111)	(11)%
Non-financial data:
Transactions (in millions)	20,077	16,946		18%

As a Percentage of Net Revenue	Year Ended December 31,
	2014	2013
Net revenue	100.0%	100.0%
Sales and marketing	28.3	26.6
Other operating costs	17.3	17.1
General and administrative	12.4	10.4
Depreciation and amortization	19.6	15.8
Income from operations	22.4%	30.1%

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

Revenue

Revenue increased 22% to $2,577.2 million for the year ended December 31, 2014 from $2,108.1 million for the year ended December 31, 2013. The increase was due primarily to transaction growth of 18%, including the impact of our recent acquisitions, which expanded our integrated payments and ecommerce channels and contributed to higher revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 26% to $1,174.7 million for the year ended December 31, 2014 from $935.4 million for the year ended December 31, 2013. The increase was due primarily to transaction growth of 18%, including the impact of our recent acquisitions, and to a lesser extent an increase in third party processing costs.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 20% to $1,402.5 million for the year ended December 31, 2014 from $1,172.6 million for the year ended December 31, 2013 due to the factors discussed above.

 Sales and Marketing

Sales and marketing expense increased 27% to $396.4 million for the year ended December 31, 2014 from $312.0 million for the year ended December 31, 2013. The increase was attributable to our recent acquisitions, higher sales and marketing personnel and related costs and higher residual payments to referral partners as a result of increased revenue.

Other Operating Costs

Other operating costs increased 21% to $242.4 million for the year ended December 31, 2014 from $200.6 million for the year ended December 31, 2013. The increase was primarily attributable to our recent acquisitions and an increase in information technology infrastructure in support of growth initiatives. Also contributing to the increase was a $6.9 million increase in transition, acquisition and integration costs.

General and Administrative

General and administrative expenses increased 43% to $174.0 million for the year ended December 31, 2014 from $121.7 million for the year ended December 31, 2013. The increase was primarily attributable to our recent acquisitions, continued investment in our infrastructure in support of growth initiatives, and increases in acquisition and integration costs and share-based compensation of $16.5 million and $12.4 million, respectively.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased 23% to $70.0 million for the year ended December 31, 2014 from $56.8 million for the year ended December 31, 2013. The increase during the year reflects depreciation expense associated with increased capital expenditures largely related to our continued investment in information technology infrastructure in support of growth initiatives, as well as assets acquired in connection with our recent acquisitions.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased 59% to $205.1 million for the year ended December 31, 2014 from $128.7 million for the year ended December 31, 2013. The increase during the year is due to a $34.3 million charge related to phasing out a trade name and amortization expense related to intangible assets acquired in connection with our recent acquisitions, primarily consisting of amortization of customer relationship intangible assets.

Income from Operations

Income from operations decreased 11% to $314.7 million for the year ended December 31, 2014 from $352.8 million for the year ended December 31, 2013.

Interest Expense—Net

Interest expense—net increased to $79.7 million for the year ended December 31, 2014 from $40.9 million for the year ended December 31, 2013. The increase in interest expense—net is primarily attributable to our June 2014 debt refinancing, which resulted in an increase in the amount of outstanding debt of approximately $1.7 billion, as well as an increase in the applicable interest rates.

Non-Operating Income (Expense)

Non-operating income (expense) was $0.2 million for the year ended December 31, 2014, which consisted of a benefit recorded as a result of a reduction in certain TRA liabilities of $41.3 million, partially offset by $26.5 million in expenses related to the refinancing of our senior secured credit facilities in June 2014 and expense of $14.6 million related to the change in fair value of the Mercury TRA. Non-operating expenses were $20.0 million for the year ended December 31, 2013, which consisted of charges related to the refinancing of our senior secured credit facilities in May 2013.

Income Tax Expense

Income tax expense for the year ended December 31, 2014 was $66.2 million compared to $83.8 million for the year ended December 31, 2013, reflecting effective rates of 28.1% and 28.7%, respectively.  Our effective rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rates. The decrease in our effective tax rate reflects the favorable impact of deductions related to Internal Revenue Code Section 199, which allows for the deduction of a portion of the income related to domestically produced computer software. This was partially offset by a decrease in non-controlling interests, which have been reduced over the last two years in connection with secondary offerings in May and August 2013 and June 2014. As our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.5%.

As a result of the acquisition of Litle, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the year ended December 31, 2014, these benefits were approximately $10.6 million. This benefit does not have an impact on our effective tax rate; however, these tax benefits are reflected in pro forma adjusted net income discussed above.

We are currently party to TRAs with Fifth Third which obligate us to make payments to Fifth Third equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We retain the remaining 15% of cash savings. As we purchase units of Vantiv Holding from Fifth Third or as Fifth Third exchanges units of Vantiv Holding for cash or shares of Vantiv, Inc. Class A common stock in the future, we expect the associated cash savings and the related TRA liability to increase as a result of additional tax basis increases. For a further discussion of TRAs, see the "Liquidity and Capital Resources" section.

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

Simultaneously and in connection with the Mercury acquisition, we entered into the Mercury TRA. The Mercury TRA obligates us to make payments to the Mercury TRA Holders equal to 85% of the amount of cash savings, if any, in income taxes that we realize as a result of certain tax basis increases and net operating losses. We retain the remaining 15% of cash savings. Unlike the TRAs with Fifth Third, which are recorded based on the full undiscounted amount of the expected future payments, the Mercury TRA represents contingent consideration relating to an acquired business, which is recorded at fair value for financial reporting purposes.

During the year ended December 31, 2014, the cash savings associated with the TRAs discussed above and retained by us were approximately $35.9 million. The TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the years ended December 31, 2014 and 2013.

Merchant Services

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)

Total revenue	$2,100,367	$1,639,157	$461,210	28%
Network fees and other costs	1,033,801	801,463	232,338	29
Net revenue	1,066,566	837,694	228,872	27
Sales and marketing	367,998	286,200	81,798	29
Segment profit	$698,568	$551,494	$147,074	27%
Non-financial data:
Transactions (in millions)	16,262	13,333		22%

Net Revenue

Net revenue in this segment increased 27% to $1,066.6 million for the year ended December 31, 2014 from $837.7 million for the year ended December 31, 2013. The increase during the year ended December 31, 2014 was due primarily to transaction growth of 22%, including the impact of our recent acquisitions, which expanded our integrated payments and ecommerce channels and contributed to higher net revenue per transaction.

Sales and Marketing

Sales and marketing expense increased 29% to $368.0 million for the year ended December 31, 2014 from $286.2 million for the year ended December 31, 2013. The increase was primarily attributable to our recent acquisitions, higher sales and marketing personnel and related costs and higher residual payments to referral partners as a result of increased revenue.

Financial Institution Services

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)

Total revenue	$476,836	$468,920	$7,916	2%
Network fees and other costs	140,864	133,978	6,886	5
Net revenue	335,972	334,942	1,030	—
Sales and marketing	28,355	25,844	2,511	10
Segment profit	$307,617	$309,098	$(1,481)	—%
Non-financial data:
Transactions (in millions)	3,815	3,613		6%

Net Revenue

Net revenue in this segment increased slightly to $336.0 million for the year ended December 31, 2014 from $334.9 million for the year ended December 31, 2013. The slight increase during the year ended December 31, 2014 was due primarily to an increase in transactions and value-added services revenue. This increase was partially offset by a decrease in net revenue per transaction, which was driven by continued pricing compression and a continuing shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Sales and Marketing

     Sales and marketing expense increased 10% to $28.4 million for the year ended December 31, 2014 from $25.8 million for the year ended December 31, 2013, due primarily to personnel related costs associated with our product initiatives.

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

 Revenue

Revenue increased 13% to $2,108.1 million for the year ended December 31, 2013 from $1,863.2 million for the year ended December 31, 2012. The increase was due primarily to transaction growth of 10%, including the impact of our recent acquisitions, which have expanded our ecommerce and integrated payments channels and have contributed to higher revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 11% to $935.4 million for the year ended December 31, 2013 from $840.6 million for the year ended December 31, 2012. The increase was due primarily to transaction growth of 10% and higher network fees due to a shift in transaction mix as a result of our recent acquisitions, partially offset by debit routing benefits and a reduction of third party processing fees as we transitioned clients to our processing platform.

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

Interest Expense-Net

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

Merchant Services

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)

Total revenue	$1,639,157	$1,409,158	$229,999	16%
Network fees and other costs	801,463	709,341	92,122	13
Net revenue	837,694	699,817	137,877	20
Sales and marketing	286,200	255,887	30,313	12
Segment profit	$551,494	$443,930	$107,564	24%
Non-financial data:
Transactions (in millions)	13,333	11,912		12%

Net Revenue

Net revenue in this segment increased 20% to $837.7 million for the year ended December 31, 2013 from $699.8 million for the year ended December 31, 2012. The increase during the year ended December 31, 2013 was due primarily to transaction growth of 12%, including the impact of our recent acquisitions, and debit routing benefits. Additionally, our recent acquisitions have expanded our ecommerce and integrated payments channels and contributed to higher net revenue per transaction.

Sales and Marketing

Sales and marketing expense increased 12% to $286.2 million for the year ended December 31, 2013 from $255.9 million for the year ended December 31, 2012. The increase was primarily attributable to our recent acquisitions, higher sales and marketing personnel and related costs and higher residual payments to referral partners as a result of increased revenue.

Financial Institution Services

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(dollars in thousands)

Total revenue	$468,920	$454,081	$14,839	3%
Network fees and other costs	133,978	131,256	2,722	2
Net revenue	334,942	322,825	12,117	4
Sales and marketing	25,844	24,757	1,087	4
Segment profit	$309,098	$298,068	$11,030	4%
Non-financial data:
Transactions (in millions)	3,613	3,450		5%

Net Revenue

Net revenue in this segment increased 4% to $334.9 million for the year ended December 31, 2013 from $322.8 million for the year ended December 31, 2012. The increase during the year ended December 31, 2013 was due primarily to an increase in transactions and higher value-added services revenue. This increase was partially offset by a decrease in net revenue per transaction, which was driven by a shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Sales and Marketing

Sales and marketing expense increased 4% to $25.8 million for the year ended December 31, 2013 from $24.8 million for the year ended December 31, 2012, due primarily to personnel related costs associated with our product initiatives.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. However, because payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus resulting in the TRA having a minimal effect on our liquidity and capital resources. As of December 31, 2014, our principal sources of liquidity consisted of $411.6 million of cash and cash equivalents and $425.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.4 billion as of December 31, 2014. On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan.

During 2014, we continued to repurchase shares of our Class A common stock under various programs approved by our board of directors. We repurchased approximately 1.9 million shares for approximately $59.4 million under these programs during the year ended December 31, 2014. We have approximately $275 million of share repurchase authority remaining as of December 31, 2014 under a program authorized by the board of directors on February 12, 2014 to repurchase up to an additional $300 million of our Class A common stock.

Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

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

In addition to principal needs for liquidity discussed above, our strategy includes investing in and leveraging our integrated business model and technology platform, broadening and deepening our distribution channels, entry into new geographic markets and development of additional payment processing services. Our near-term priorities for capital allocation include debt reduction and investing in our operations to support organic growth. Long-term priorities remain unchanged and include investing for growth through strategic acquisitions and returning excess capital to shareholders.

 We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, equity financings or a combination thereof. We cannot assure you that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$592,905	$480,622	$293,114
Net cash used in investing activities	(1,798,956)	(228,298)	(417,291)
Net cash provided by (used in) financing activities	1,446,192	(147,955)	(179,314)

Cash Flow from Operating Activities

Net cash provided by operating activities was $592.9 million for the year ended December 31, 2014 as compared to $480.6 million for the year ended December 31, 2013.  The increase is due primarily to changes in working capital, principally due to the favorable impact of year-over-year changes in net settlement assets and obligations and accounts payable and accrued expenses. Settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $1,799.0 million for the year ended December 31, 2014 as compared to $228.3 million for the year ended December 31, 2013. The increase was primarily due to the acquisition of Mercury as well as an increase in capital expenditures and the acquisition of customer portfolios and related assets

Net cash used in investing activities was $228.3 million for the year ended December 31, 2013 as compared to $417.3 million for the year ended December 31, 2012. The decrease was primarily due to the acquisition of Litle during the year ended December 31, 2012, partially offset by cash used to fund the acquisition of Element during the year ended December 31, 2013.

Cash Flow from Financing Activities

Net cash provided by financing activities was $1,446.2 million for the year ended December 31, 2014 as compared to net cash used in financing activities of $148.0 million for the year ended December 31, 2013. Cash provided by financing activities during the year ended December 31, 2014 consisted primarily of proceeds from the June 2014 refinancing, partially offset by the repayment of existing debt and related debt issuance costs, repurchases of Class A common stock and distributions to non-controlling interests. Cash used in financing activities during the year ended December 31, 2013 primarily reflects the net impact of the May 2013 debt refinancing, share repurchases and the settlement of certain TRA obligations as discussed above. Cash used in financing activities during the years ended December 31, 2014 and 2013 also reflects $22.9 million and $41.2 million, respectively, of distributions made to our non-controlling interest holders.

Net cash used in financing activities was $148.0 million for the year ended December 31, 2013 compared to $179.3 million for the year ended December 31, 2012. Cash used in financing activities during the year ended December 31, 2013 reflects incremental funds of approximately $650.0 million received in connection with our debt refinancing in May 2013, substantially offset by $503.2 million used to fund share repurchases and $112.6 million paid in connection with the settlement of certain TRA obligations as discussed above. During the year ended December 31, 2013, we also made tax distributions of $41.2 million to our non-controlling interest holders. Cash used in financing activities during the year ended December 31, 2012 primarily reflects the net impact of our IPO proceeds and March 2012 debt refinancing, including payment of related debt issuance costs, which resulted in an outflow of approximately $81.1 million. As a result of transactions related to our IPO, we made distributions of approximately $55.1 million. During the year ended December 31, 2012, we also made repayments of debt and capital lease obligations of $93.7 million and tax distributions of $32.6 million to our non-controlling interest holders.

Credit Facilities

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement ("Amended Loan Agreement"). The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the prior term A loan. At December 31, 2014, the Company has $2.0 billion and $1.4 billion outstanding under the term A and term B loans, respectively, and there were no outstanding borrowings on the Company's revolving credit facility. On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan. See additional discussion in Note 6 - Long-Term Debt to the Notes to Consolidated Financial Statements.

The Amended Loan Agreement requires us to maintain a leverage ratio no greater than established thresholds (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters, commencing on September 30, 2014. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
September 30, 2014 to March 31, 2015	6.50 to 1.00	4.00 to 1.00
June 30, 2015 to September 30, 2016	6.25 to 1.00	4.00 to 1.00
December 31, 2016 to September 30, 2017	5.50 to 1.00	4.00 to 1.00
December 31, 2017 to September 30, 2018	4.75 to 1.00	4.00 to 1.00
December 31, 2018 and thereafter	4.25 to 1.00	4.00 to 1.00

As of December 31, 2014, we were in compliance with these covenants with a leverage ratio of 4.80 to 1.00 and an interest coverage ratio of 9.80 to 1.00.

Interest Rate Swaps

As of December 31, 2014, the Company had a total of 18 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 18 outstanding interest rate swaps, 12 of them cover an exposure period from June 2014 through June 2017 and have a combined notional balance of $1.3 billion (amortizing to $1.1 billion). The remaining six interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 7 of the 18 outstanding interest rate swaps with notional balances ranging from $318.8 million to $250.0 million.

Tax Receivable Agreements

We are party to tax receivable agreements with Fifth Third Bank, which were executed in connection with our IPO. One provides for the payment by us to Fifth Third Bank of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third Bank or from the future exchange of units by Fifth Third Bank for cash or shares of our Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. The other tax receivable agreement provides for the payment by us to Fifth Third Bank of 85% of the amount of cash savings according to Fifth Third Bank's respective ownership interests in Vantiv Holding immediately prior to our initial public offering, if any, in U.S. federal, state, local and foreign income tax that NPC actually realizes as a result of its use of its NOLs and other tax attributes.

Simultaneously and in connection with the completion of the Mercury acquisition, the Company entered into the Mercury TRA with the Mercury TRA Holders. The Mercury TRA generally provides for the payment by us to the Mercury TRA Holders of 85% of the value of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increase in tax basis of the assets of Mercury and the use of the net operating losses and other tax attributes of Mercury.

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes. The following table reflects TRA activity and balances for the year ended December 31, 2014 (in thousands):

	Balance as of December 31, 2013	2014 TRA Payment	2014 Secondary Offering	Acquisition of Mercury	Change in Value	Balance as of December 31, 2014
TRA with Fifth Third Bank	$494,500	$(726)	$109,400	$—	$(38,769)	$564,405
TRA with all pre-IPO investors	65,200	(7,913)	—	—	(1,630)	55,657
Mercury TRA	—	—	—	137,860	14,560	152,420
Total	$559,700	$(8,639)	$109,400	$137,860	$(25,839)	$772,482

Payments under each of the TRAs discussed above are only required to the extent we realize cash savings as a result of the underlying tax attributes. The cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no deductions related to the tax attributes discussed above.  We will retain the benefit of the remaining 15% of these tax savings.

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year.  The first contractually obligated payment under the TRA obligations, approximately $8.6 million, was paid during January 2014. An additional payment under the TRA obligations of approximately $22.8 million was paid during January 2015. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRAs for an amount based on the agreed payments remaining to be made under the agreements.

See additional discussion in Note 7 - Tax Receivable Agreements to the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2014:

		Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
		(in thousands)
Operating leases	$36,676	$5,725	$8,954	$7,982	$14,015
Capital leases	23,542	8,505	14,403	634	—
Borrowings(a)	3,915,345	212,834	443,145	1,850,533	1,408,833
Purchase commitments:
Technology and telecommunications(b)	64,359	36,403	26,934	1,022	—
Processing Services(c)	7,950	5,445	1,785	720	—
Other	6,383	2,533	2,989	861	—
Obligations under TRAs	1,246,318	22,805	120,863	131,549	971,101
Total	$5,300,573	$294,250	$619,073	$1,993,301	$2,393,949

(a)
Represents principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters facility as of December 31, 2014. Interest payments are as follows: $96.3 million for less than 1 year; $184.5 million for 1 - 3 years; $156.7 million for 3 - 5 years and $75.9 million for more than 5 years. Variable interest payments were calculated using interest rates as of December 31, 2014.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical estimates giving consideration to a combination of factors, including historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment for our two reporting units (Merchant Services and Financial Institution Services) on an annual basis, or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. These reporting units are also the segments for which we report financial results. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. We performed our most recent annual goodwill impairment test for all reporting units as of July 31, 2014 using market data and discounted cash flow analysis. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value.

Intangible assets consist of acquired customer relationships, trade names and customer portfolios and related assets that are amortized over their estimated useful lives. We review finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

Income Taxes

We are taxed as a C corporation for U.S. income tax purposes and are therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. We have deferred tax assets and liabilities and maintain valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent we determine that we will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through our provision for income taxes in the period in which this determination is made. As of December 31, 2014, 2013 and 2012 we had recorded no valuation allowances against deferred tax assets.

Our effective tax rate reflects the effect of our non-controlling interests as the non-controlling interest holders are responsible for paying income taxes on their percentage ownership, thereby reducing our income tax expense. Our effective rate will increase as our controlling interest in Vantiv Holding increases as we will be responsible for paying income taxes on a greater percentage of taxable income, thereby increasing our income tax expense.

Tax Receivable Agreements

We are party to tax receivable agreements with Fifth Third Bank, which were executed in connection with our IPO. One provides for the payment by us to Fifth Third Bank of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that we actually realize as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third Bank or from the future exchange of units by Fifth Third Bank for cash or shares of our Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of our income. The other tax receivable agreement provides for the payment by us to Fifth Third Bank of 85% of the amount of cash savings according to Fifth Third Bank's respective ownership interests in Vantiv Holding immediately prior to our initial public offering, if any, in U.S. federal, state, local and foreign income tax that NPC actually realizes as a result of its use of its NOLs and other tax attributes.

Simultaneously and in connection with the completion of the Mercury acquisition, the Company entered into the Mercury TRA with the Mercury TRA Holders. The Mercury TRA generally provides for the payment by us to the Mercury TRA Holders of 85% of the value of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increase in tax basis of the assets of Mercury and the use of the net operating losses and other tax attributes of Mercury.

The Mercury TRA is considered contingent consideration under ASC 805 as it is part of the consideration payable to the former owners of Mercury. In accordance with ASC 805, the contingent consideration is initially measured at fair value at the acquisition date and recorded as a liability. The Mercury TRA liability is therefore recorded at fair value based on estimates of discounted future cash flows associated with estimated payments to the Mercury TRA Holders. The Company recorded an initial Mercury TRA liability of $137.9 million as part of the consideration transferred. The liability recorded by the Company for the Mercury TRA obligations will be re-measured at fair value at each reporting date with the change in fair value recognized in earnings as a non-operating expense.

Payments under the TRAs are only required to the extent we realize cash savings as a result of the underlying tax attributes. For each of the TRAs discussed above, the cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no deductions related to the tax attributes discussed above.  As such, obligations recorded pursuant to the TRAs are based on estimates of future taxable income and future tax rates. We will retain the benefit of the remaining 15% of these tax savings.

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

As of December 31, 2014 we had a total of 18 outstanding interest rate swaps. Of the 18 outstanding swaps, 12 of them cover an exposure period from June 2014 through June 2017 and have a combined notional balance of $1.3 billion (amortizing to $1.1 billion). The remaining six interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. As of December 31, 2014, we had $2.1 billion of variable rate debt not subject to a fixed rate swap effective at December 31, 2014.

Based on the amount outstanding under our senior secured credit facilities at December 31, 2014, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps effective at December 31, 2014, would cause an increase or decrease in interest expense of $21.2 million on an annual basis.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vantiv, Inc.
Symmes Township, Ohio

We have audited the accompanying consolidated statements of financial position of Vantiv, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vantiv, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 12, 2015

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
External customers	$2,496,899	$2,028,681	$1,787,119
Related party revenues	80,304	79,396	76,120
Total revenue	2,577,203	2,108,077	1,863,239
Network fees and other costs	1,174,665	935,441	840,597
Sales and marketing	396,353	312,044	280,644
Other operating costs	242,439	200,630	158,374
General and administrative	173,986	121,707	118,231
Depreciation and amortization	275,069	185,453	160,538
Income from operations	314,691	352,802	304,855
Interest expense—net	(79,701)	(40,902)	(54,572)
Non-operating income (expense)	177	(20,000)	(92,672)
Income before applicable income taxes	235,167	291,900	157,611
Income tax expense	66,177	83,760	46,853
Net income	168,990	208,140	110,758
Less: Net income attributable to non-controlling interests	(43,698)	(74,568)	(53,148)
Net income attributable to Vantiv, Inc.	$125,292	$133,572	$57,610
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.88	$0.96	$0.50
Diluted	$0.75	$0.87	$0.47
Shares used in computing net income per share of Class A common stock:
Basic	141,936,933	138,836,314	116,258,204
Diluted	199,170,813	206,027,557	122,747,362

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$168,990	$208,140	$110,758
Other comprehensive income, net of tax:
Gain (loss) on cash flow hedges and other	(6,172)	663	23,929
Comprehensive income	162,818	208,803	134,687
Less: Comprehensive income attributable to non-controlling interests	(41,558)	(74,967)	(67,563)
Comprehensive income attributable to Vantiv, Inc.	$121,260	$133,836	$67,124

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$411,568	$171,427
Accounts receivable—net	607,674	472,196
Related party receivable	6,164	5,155
Settlement assets	135,422	127,144
Prepaid expenses	26,906	18,059
Other	27,002	13,932
Total current assets	1,214,736	807,913
Customer incentives	39,210	30,808
Property, equipment and software—net	281,715	217,333
Intangible assets—net	1,034,692	795,332
Goodwill	3,291,366	1,943,613
Deferred taxes	429,623	362,785
Other assets	44,741	31,769
Total assets	$6,336,083	$4,189,553
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$299,771	$233,383
Related party payable	2,035	2,381
Settlement obligations	501,042	333,649
Current portion of note payable to related party	10,353	17,621
Current portion of note payable	106,148	74,879
Current portion of tax receivable agreement obligations to related parties	22,789	8,639
Deferred income	5,480	9,053
Current maturities of capital lease obligations	8,158	4,326
Other	7,557	1,382
Total current liabilities	963,333	685,313
Long-term liabilities:
Note payable to related party	191,521	325,993
Note payable	3,085,716	1,392,757
Tax receivable agreement obligations to related parties	597,273	551,061
Tax receivable agreement obligations	152,420	—
Capital lease obligations	14,779	12,044
Deferred taxes	24,380	37,963
Other	6,075	8,100
Total long-term liabilities	4,072,164	2,327,918
Total liabilities	5,035,497	3,013,231
Commitments and contingencies (See Note 10 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 145,455,008 shares outstanding at December 31, 2014; 141,758,681 shares outstanding at December 31, 2013	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 43,042,826 shares issued and outstanding at December 31, 2014; 48,822,826 shares issued and outstanding at December 31, 2013	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	629,353	597,730
Retained earnings	328,358	203,066
Accumulated other comprehensive (loss) income	(3,768)	264
Treasury stock, at cost; 2,173,793 shares at December 31, 2014 and 1,606,664 shares at December 31, 2013	(50,931)	(33,130)
Total Vantiv, Inc. equity	903,013	767,931
Non-controlling interests	397,573	408,391
Total equity	1,300,586	1,176,322
Total liabilities and equity	$6,336,083	$4,189,553

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$168,990	$208,140	$110,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	240,802	185,453	160,538
Write-off of intangible asset	34,267	—	—
Amortization of customer incentives	12,032	10,139	6,372
Amortization and write-off of debt issuance costs	31,956	24,427	59,407
Share-based compensation expense	42,171	29,729	33,444
Deferred taxes	32,469	31,340	352
Excess tax benefit from share-based compensation	(13,420)	(5,464)	(14,747)
Tax receivable agreements non-cash items	(25,838)	—	—
Other non-cash items	—	491	1,208
Change in operating assets and liabilities:
Accounts receivable and related party receivable	(94,326)	(71,614)	(28,517)
Net settlement assets and obligations	157,663	93,318	(48,668)
Customer incentives	(17,108)	(13,034)	(9,306)
Prepaid and other assets	(25,557)	(5,127)	11,053
Accounts payable and accrued expenses	53,172	(7,250)	11,332
Payable to related party	(433)	756	(2,189)
Other liabilities	(3,935)	(682)	2,077
Net cash provided by operating activities	592,905	480,622	293,114
Investing Activities:
Purchases of property and equipment	(103,179)	(61,578)	(51,435)
Acquisition of customer portfolios and related assets	(29,596)	(7,892)	(13,213)
Purchase of investments	(7,487)	(3,174)	(313)
Cash used in acquisitions, net of cash acquired	(1,658,694)	(155,654)	(352,330)
Net cash used in investing activities	(1,798,956)	(228,298)	(417,291)
Financing Activities:
Proceeds from initial public offering, net of offering costs of $39,091	—	—	460,913
Proceeds from follow-on offering, net of offering costs of $1,951	—	—	33,512
Proceeds from issuance of long-term debt	3,443,000	1,850,000	1,338,750
Repayment of debt and capital lease obligations	(1,870,540)	(1,304,966)	(1,859,199)
Payment of debt issuance costs	(38,092)	(26,288)	(28,949)
Proceeds from exercise of Class A common stock options	4,492	—	—
Purchase of Class B units in Vantiv Holding from Fifth Third Bank	—	—	(33,512)
Repurchase of Class A common stock	(59,364)	(503,225)	—
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(17,801)	(15,224)	(17,906)
Settlement of certain tax receivable agreements	—	(112,562)	—
Payments under tax receivable agreements	(8,639)	—	—
Excess tax benefit from share-based compensation	13,420	5,464	14,747
Distribution to funds managed by Advent International Corporation	—	—	(40,086)
Distribution to non-controlling interests	(22,911)	(41,154)	(47,584)
Increase in cash overdraft	2,627	—	—
Net cash provided by (used in) financing activities	1,446,192	(147,955)	(179,314)
Net increase (decrease) in cash and cash equivalents	240,141	104,369	(303,491)
Cash and cash equivalents—Beginning of period	171,427	67,058	370,549
Cash and cash equivalents—End of period	$411,568	$171,427	$67,058
Cash Payments:
Interest	$70,751	$37,975	$60,886
Taxes	35,157	46,198	29,261
Non-cash Items:
Issuance of tax receivable agreements to related parties	$109,400	$329,400	$484,700
Issuance of tax receivable agreement as contingent consideration	137,860	—	—
Assets acquired under capital lease obligations	12,997	20,345	1,202
Accrual of secondary offering costs	—	—	3,000
 See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2014	$1,176,322	141,759	$1	48,823	$—	1,607	$(33,130)	$597,730	$203,066	$264	$408,391
Net income	168,990	—	—	—	—	—	—	—	125,292	—	43,698
Issuance of Class A common stock under employee stock plans, net of forfeitures	4,492	419	—	—	—	—	—	4,492	—	—	—
Tax benefit from employee share-based compensation	13,420	—	—	—	—	—	—	13,420	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(17,801)	(567)	—	—	—	567	(17,801)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	5,780	—	(5,780)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(59,364)	(1,936)	—	—	—	—	—	(59,364)	—	—	—
Issuance of tax receivable agreements	(17,400)	—	—	—	—	—	—	(17,400)	—	—	—
Unrealized loss on hedging activities and other, net of tax	(6,172)	—	—	—	—	—	—	—	—	(4,032)	(2,140)
Formation of joint venture	18,839	—	—	—	—	—	—	—	—	—	18,839
Distribution to non-controlling interests	(22,911)	—	—	—	—	—	—	—	—	—	(22,911)
Share-based compensation	42,171	—	—	—	—	—	—	32,103	—	—	10,068
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	58,372	—	—	(58,372)
Ending Balance, December 31, 2014	$1,300,586	145,455	$1	43,043	$—	2,174	$(50,931)	$629,353	$328,358	$(3,768)	$397,573

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
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

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2012	$1,255,720	89,516	$1	—	$—	—	$—	$581,241	$51,970	$(9,514)	$632,022
Net income	110,758	—	—	—	—	—	—	—	57,610	—	53,148
Issuance of Class A common stock upon initial public offering, net of offering costs	457,913	29,412	—	—	—	—	—	457,913	—	—	—
Issuance of Class A common stock in connection with follow-on offering, net of offering costs	33,512	2,086	—	—	—	—	—	33,512	—	—	—
Issuance of Class A common stock to prior unit holders under the Vantiv Holding Management Phantom Equity Plan	—	8,716	—	—	—	—	—	—	—	—	—
Tax benefit from employee share-based compensation	14,747	—	—	—	—	—	—	14,747	—	—	—
Issuance of Class A common stock to JPDN in exchange for Class A and Class B units in Vantiv Holding held by JPDN	—	240	—	—	—	—	—	4,074	—	—	(4,074)
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(17,906)	(978)	—	—	—	978	(17,906)	—	—	—	—
Issuance of Class B common stock under Recapitalization Agreement	—	—	—	86,005	—	—	—	—	—	—	—
Purchase of Class B units in Vantiv Holding from Fifth Third Bank and cancellation of related Class B common stock	(33,512)	—	—	(2,086)	—	—	—	—	—	—	(33,512)
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	13,700		(13,700)	—	—	—	—	—	—	—
Issuance of tax receivable agreements	(346,700)	—	—	—	—	—	—	(346,700)	—	—	—
Cash flow hedge reclassification adjustment	23,929	—	—	—	—	—	—	—	—	9,514	14,415
Distribution to non-controlling interests	(47,584)	—	—	—	—	—	—	—	—	—	(47,584)
Distribution to funds managed by Advent International Corporation	(40,086)	—	—	—	—	—	—	—	(40,086)	—	—
Share-based compensation	33,444	—	—	—	—	—	—	20,223	—	—	13,221
Forfeitures of restricted stock awards	—	(448)	—	—	—	—	—	—	—	—	—
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	1,327	—	—	(1,327)
Ending Balance, December 31, 2012	$1,444,235	142,244	$1	70,219	$—	978	$(17,906)	$766,337	$69,494	$—	$626,309

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

The Company provides electronic payment processing services to merchants and financial institutions throughout the United States of America. The Company markets its services through diverse distribution channels, including national, regional and mid-market sales teams, third-party reseller clients and a telesales operation. The Company also has relationships with a broad range of referral partners that include merchant banks, independent software vendors ("ISVs"), value-added resellers ("VARs"), payment facilitators, independent sales organizations ("ISOs") and trade associations as well as arrangements with core processors.

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

•
Execution of tax receivable agreements ("TRAs") with Vantiv Holding’s pre-IPO investors, which obligate the Company to make payments to such investors equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result of certain tax basis increases and net operating losses ("NOLs"). During the year ended December 31, 2013, certain of these tax receivable agreements were terminated (see Note 7 - Tax Receivable Agreements for a discussion of the TRAs);

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

In August and November 2013, secondary offerings took place in which selling shareholders sold 20.0 million and 15.0 million shares, respectively, of Vantiv, Inc. Class A common stock. In March 2014, a secondary offering took place in

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

which Advent sold its remaining 18.8 million shares of the Company's Class A common stock. In June 2014, a secondary offering took place in which Fifth Third sold 5.8 million shares of the Company's Class A common stock. The Company did not receive any proceeds from these sales.

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

As of December 31, 2014, Vantiv, Inc. and Fifth Third owned interests in Vantiv Holding of 77.17% and 22.83%, respectively (see Note 9 - Controlling and Non-controlling Interests for changes in non-controlling interests).

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

Expenses

Set forth below is a brief description of the components of the Company’s expenses:

•
Network fees and other costs primarily consist of certain expenses incurred by the Company in connection with providing processing services to its clients, including Visa and MasterCard network association fees, payment network fees, third party processing fees, telecommunication charges, postage and card production costs.

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

•	Non-operating income (expense):

◦
In 2014 consists of non-operating income of $41.3 million related to a benefit recorded as a result of a reduction in certain TRA liabilities (see Note 7 - Tax Receivable Agreements) partially offset by non-operating expenses of $41.1 million related to the refinancing of our senior secured credit facilities in June 2014 (see Note 6 - Long-Term Debt) and the change in fair value of the Mercury TRA (see Note 7 - Tax Receivable Agreements).

◦	The 2013 amount relates to the refinancing of the Company's senior secured credit facilities in May 2013 (see Note 6 - Long-Term Debt).

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

◦
The 2012 amount primarily relates to the refinancing of the Company's senior secured credit facilities in March 2012 (see Note 6 - Long-Term Debt), the early termination of the Company’s interest rate swaps (see Note 8 - Derivatives and Hedging Activities) in connection with the March 2012 debt refinancing and a one-time activity fee of $6.0 million assessed by MasterCard as a result of the Company's IPO.

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards and performance awards is measured based on the market price of the Company’s stock on the grant date. See Note 13 - Share-Based Compensation Plans for further discussion.

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

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of December 31, 2014 and 2013, the Company had recorded no valuation allowances against deferred tax assets. See Note 14 - Income Taxes for further discussion of income taxes.

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents. Cash equivalents consist primarily of overnight EuroDollar sweep accounts which are maintained at reputable financial institutions with high credit quality and therefore are considered to bear minimal credit risk.

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of December 31, 2014 and 2013, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property, Equipment and Software—net

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 5 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2014 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of December 31, 2014.

Intangible assets consist of acquired customer relationships, trade names and customer portfolios and related assets that are amortized over their estimated useful lives. Subsequent to the Mercury acquisition in June 2014, the Company decided to phase out an existing trade name used in the ISO channel within the Merchant Services segment. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the quarter ended June 30, 2014. The remaining fair value will be amortized on a straight-line basis over the remaining estimated useful life of two years. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of December 31, 2014, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

2. BUSINESS COMBINATIONS

Acquisition of Mercury Payment Systems, LLC

On June 13, 2014, the Company completed the acquisition of Mercury Payment Systems, LLC ("Mercury"), acquiring all of the outstanding voting interest. Mercury was a payment technology and service leader whose solutions are integrated into point-of-sale software applications and brought to market through dealer and developer partners. This acquisition helps to accelerate the Company's growth in the integrated payments channel.

The following is the estimated fair value of the purchase price for Mercury (in thousands):

Cash purchase price paid at closing	$1,681,179
Fair value of contingent consideration related to a TRA	137,860
Total purchase price	$1,819,039

The acquisition was accounted for as a business combination under ASC 805, Business Combinations ("ASC 805"). The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, a significant portion of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset. The preliminary purchase price allocation is as follows (in thousands):

Cash acquired	$22,485
Current assets	47,421
Property, equipment and software	32,257
Intangible assets	391,100
Goodwill	1,347,753
Deferred tax assets	16,626
Other non-current assets	1,026
Current and non-current liabilities	(39,629)
Total purchase price	$1,819,039

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company’s continuing review of

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

matters related to the acquisition. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Simultaneously and in connection with the completion of the Mercury acquisition, the Company entered into a Tax Receivable Agreement (the "Mercury TRA") with pre-acquisition owners of Mercury ("Mercury TRA Holders"). See Note 7 - Tax Receivable Agreements for further discussion of the Mercury TRA. The Mercury TRA is considered contingent consideration under ASC 805 as it is part of the consideration payable to the former owners of Mercury. In accordance with ASC 805, the contingent consideration is initially measured at fair value at the acquisition date and recorded as a liability. The Mercury TRA liability is therefore recorded at fair value based on estimates of discounted future cash flows associated with estimated payments to the Mercury TRA Holders. The Company recorded an initial Mercury TRA liability of $137.9 million as part of the consideration transferred. The liability recorded by the Company for the Mercury TRA obligations will be re-measured at fair value at each reporting date with the change in fair value recognized in earnings as a non-operating expense.

Intangible assets consist of customer relationship assets of $332.0 million and a trade name of $59.1 million having weighted average estimated useful lives of 10 years and 9.5 years, respectively. The trade name was valued utilizing a relief from royalty method.

The Company incurred transaction and integration expenses of approximately $17.9 million during the year ended December 31, 2014 in conjunction with the acquisition of Mercury, which are included within general and administrative expenses and other operating costs on the accompanying consolidated statement of income. From the acquisition date of June 13, 2014 through December 31, 2014, revenue included in in the accompanying statement of income for the year ended December 31, 2014 attributable to Mercury was approximately $217 million. Net income for the period could not be determined due to integration activities that were incurred subsequent to the acquisition.

Under the terms of the Mercury transaction agreement, the Company replaced unvested employee stock options held by certain employees of Mercury. The number of replacement stock options was based on a conversion factor into equivalent stock options of the Company on the acquisition date. The weighted average fair value of the replacement options was $32.1 million and was calculated on the acquisition date using the Black-Scholes option pricing model. The portion of the fair value of the replacement awards related to services provided prior to the acquisition of $17.7 million was part of the consideration transferred to acquire Mercury. The remaining portion of the fair value is associated with future service and will be recognized as expense over the future service period. See additional discussion in Note 13 - Share-Based Compensation Plans.

The following unaudited pro forma information shows the Company’s results of operations for the year ended December 31, 2014 and 2013 as if the Mercury acquisition had occurred January 1, 2013. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date, nor is it intended to be indicative of future operating results.

	Year Ended December 31,
	2014	2013
	(in thousands, except share data)
Total revenue	$2,737,024	$2,435,234
Income from operations	328,045	354,296
Net income including non-controlling interests	178,162	155,010
Net income attributable to Vantiv, Inc.	132,143	95,722
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.93	$0.69
Diluted	$0.80	$0.61
Shares used in computing net income per share of Class A common stock:
Basic	141,936,933	138,836,314
Diluted	199,170,813	206,027,557

The unaudited pro forma results include certain pro forma adjustments that were directly attributable to the business combination as follows:

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	additional amortization expense that would have been recognized relating to the acquired intangible assets,

•	adjustment of interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of Mercury historical debt, and

•
a reduction in non-operating expenses for the year ended December 31, 2014 and a corresponding increase for the year ended December 31, 2013 for acquisition-related transaction costs and debt refinancing costs incurred by the Company.

Acquisition of Element Payment Services, Inc.

On July 31, 2013, the Company completed the acquisition of Element Payment Services, Inc. ("Element"), acquiring all of the outstanding voting interest. Element was a provider of integrated payment processing solutions. This acquisition provides the Company with strategic capabilities to partner with integrated point-of-sale developers and dealers and positions the Company to increase its presence in the integrated payments channel.

The acquisition was accounted for as a business combination under ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of the acquired workforce and growth opportunities, none of which qualifies as an identifiable intangible asset. The final purchase price allocation is as follows (in thousands):

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

Acquisition of Litle & Co., LLC

On November 30, 2012, the Company completed the acquisition of Litle & Co., LLC ("Litle"), acquiring all of the outstanding voting interests. Litle was an ecommerce payment processor, providing a fully-integrated payments solution for companies that sell goods and services to consumers over the internet and through direct response marketing. This acquisition significantly increases the Company's capabilities in ecommerce, expands its customer base of online merchants, and enables the delivery of Litle's innovative ecommerce solutions to the Company's clients.

The acquisition was accounted for as a business combination under ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, all of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of tax benefits resulting from the acquisition, the acquired workforce and growth opportunities, none of which qualifies as an amortizable intangible asset. The final purchase price allocation is as follows (in thousands):

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

The pro forma results of the Company reflecting the acquisition of Litle were not material to our financial results and therefore have not been presented.

The Company incurred expenses of approximately $3.5 million during the year ended December 31, 2012 in conjunction with the acquisition of Litle, which are included within general and administrative expenses on the accompanying statement of income.

3. PROPERTY, EQUIPMENT AND SOFTWARE

A summary of the Company's property, equipment and software is as follows (in thousands):

	Estimated Useful Life	December 31, 2014	December 31, 2013
Land	N/A	$6,401	$—
Building and improvements	15 - 40 years	33,454	18,645
Furniture and equipment	2 - 10 years	116,065	88,650
Software	3 - 5 years	259,495	204,222
Leasehold improvements	3 - 10 years	8,753	5,162
Work in progress		60,309	38,039
Accumulated depreciation		(202,762)	(137,385)
Total		$281,715	$217,333

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2014, 2013 and 2012 was $70.0 million, $56.8 million and $40.7 million, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2012	$1,229,742	$574,850	$1,804,592
Goodwill attributable to acquisition of Litle (1)	3,953	—	3,953
Goodwill attributable to acquisition of Element	135,068	—	135,068
Balance as of December 31, 2013	1,368,763	574,850	1,943,613
Goodwill attributable to acquisition of Mercury	1,347,753	—	1,347,753
Balance as of December 31, 2014	$2,716,516	$574,850	$3,291,366

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

Indefinite lived trade names are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Subsequent to the Mercury acquisition in June 2014, the Company decided to phase out an existing trade name used in the ISO channel. The trade name was originally expected to remain in use for the foreseeable future and therefore was deemed an indefinite lived intangible asset not subject to amortization. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the year ended December 31, 2014. The trade name was revalued utilizing an income approach using the relief-from-royalty method. The revised fair value of $6.7 million will be amortized on a straight-line basis over the remaining estimated useful life of two years.

The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

As of December 31, 2014 and 2013, the Company's intangible assets consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Customer relationship intangible assets	$1,596,581	$1,234,042
Trade name - indefinite lived	—	41,000
Trade name - finite lived	65,833	500
Customer portfolios and related assets	57,383	26,422
	1,719,797	1,301,964

Less accumulated amortization on:
Customer relationship intangible assets	655,017	496,906
Trade name - finite lived	5,105	208
Customer portfolios and related assets	24,983	9,518
	685,105	506,632
	$1,034,692	$795,332

Customer portfolios and related assets acquired during the year ended December 31, 2014 and 2013, have weighted-average amortization periods of 4.2 years and 3.7 years, respectively. Amortization expense on intangible assets for the years ended December 31, 2014, 2013 and 2012 was $205.1 million, $128.6 million and $119.9 million, respectively. For the year ended December 31, 2014, intangible amortization expense included the $34.3 million charge related to the phasing out of a trade name discussed above.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

2015	$190,264
2016	176,161
2017	162,671
2018	154,857
2019	147,566

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. CAPITAL LEASES

The Company has various lease agreements for equipment that are classified as capital leases. The cost and accumulated depreciation of equipment under capital leases included in the accompanying statements of financial position within property and equipment were $33.4 million and $8.3 million, respectively, as of December 31, 2014 and $20.4 million and $2.3 million, respectively, as of December 31, 2013. Depreciation expense associated with capital leases for the years ended December 31, 2014, 2013 and 2012 was $6.0 million, $6.7 million and $4.1 million, respectively.

The future minimum lease payments required under capital leases and the present value of net minimum lease payments as of December 31, 2014 are as follows (in thousands):

Amount
2015	$8,505
2016	9,257
2017	5,146
2018	634
Total minimum lease payments	23,542
Less: Amount representing interest	(605)
Present value of minimum lease payments	22,937
Less: Current maturities of capital lease obligations	(8,158)
Long-term capital lease obligations	$14,779

6. LONG-TERM DEBT

As of December 31, 2014 and 2013, the Company’s debt consisted of the following:

	December 31, 2014	December 31, 2013
	(in thousands)
$2,050.0 million term A loan, maturing on June 13, 2019, and bearing interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 2.16% at December 31, 2014) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters, 1.875% per quarter during the next four quarters and 2.50% during the next three quarters with a balloon payment due at maturity	$1,998,750	$—
$1,850.0 million term A loan, maturing on May 15, 2018, and bearing interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 1.92% at December 31, 2013) and amortizing on a basis of 1.25% during each of the first eight quarters, 1.875% during each of the second eight quarters and 2.5% during each of the following three quarters with a balloon payment due at maturity	—	1,803,750
$1,400.0 million term B loan, maturing on June 13, 2021, and bearing interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (300 basis points) (total rate of 3.75% at December 31, 2014) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity	1,393,000	—
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at December 31, 2014)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(116,501)	(92,500)
Less: Original issue discount	(8,143)	(2,631)
Note payable and note payable to related party	$3,277,237	$1,718,750

2014 Debt Refinancing

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement ("Amended Loan Agreement"). The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the prior term A loan discussed below with an outstanding balance of approximately $1.8 billion as of the date of refinancing. The prior revolving credit facility was also terminated. The

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

maturity date and debt service requirements relating to the new term A and term B loans are listed in the table above. The new revolving credit facility matures in June 2019 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year. There were no outstanding borrowings on the revolving credit facility at December 31, 2014. On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan.

As of December 31, 2014, Fifth Third held $201.9 million of the term A loans.

As a result of the Company's 2014 debt refinancing, the Company expensed approximately $26.5 million, which consisted primarily of the write-offs of unamortized deferred financing fees and original issue discount ("OID") associated with the component of the refinancing accounted for as a debt extinguishment and certain third party costs incurred in connection with the refinancing. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2014. At December 31, 2014, deferred financing fees of approximately $25.5 million and OID of approximately $8.1 million are recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statement of financial position. Fifth Third participated in the debt both prior and subsequent to the refinancing pursuant to terms and conditions consistent with third-party lenders, and therefore the refinancing of the component of the Company's debt held by Fifth Third was treated consistently with the overall refinancing.
2013 Debt Refinancing

In May 2013, the Company entered into a $1.85 billion term A loan (the "2013 term A loan"), of which a portion of the proceeds were used to repay outstanding debt under the Company's 2012 refinanced debt agreement discussed below with an aggregate outstanding balance of approximately $1.2 billion as of the date of refinancing. The related revolving credit facility was also terminated. In addition to the 2013 term A loan, the new debt agreement included a $250 million revolving credit facility. The maturity date and debt service requirements relating to the 2013 term A loan are listed in the table above. The revolving credit facility originally matured in May 2018 and included a $75 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility was 0.375% per year.

As of December 31, 2013, Fifth Third held $343.6 million of the term A loans.

As a result of the Company's 2013 debt refinancing, the Company expensed approximately $20.0 million, which consisted primarily of the write-offs of unamortized deferred financing fees and original issue discount associated with the component of the refinancing accounted for as a debt extinguishment. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2013. At December 31, 2013, deferred financing fees of approximately $17.9 million and OID of approximately $2.6 million were recorded as a component of other non-current assets and as a reduction of note payable, respectively, in the accompanying consolidated statement of financial position. Fifth Third participated in the debt both prior and subsequent to the refinancing pursuant to terms and conditions consistent with third-party lenders, and therefore the refinancing of the component of the Company's debt held by Fifth Third was treated consistently with the overall refinancing.
2012 Debt Refinancing

Upon the completion of the Company’s IPO, the Company used net proceeds and cash on hand of $538.9 million to repay outstanding debt under the Company’s 2011 refinanced debt agreement. Contemporaneous with the repayment, the Company refinanced the remaining debt outstanding under the 2011 refinanced debt agreement, which consisted of two tranches, and terminated its $150.0 million revolving credit facility.

As part of the 2012 debt refinancing, the first lien loan agreement of the 2011 refinanced debt was refinanced into a new loan agreement consisting of term A loans and term B loans with balances of $1.0 billion and $250 million as of the date of refinancing, respectively, and a $250.0 million revolving credit facility. The revolving credit facility originally matured in March 2017 and included a $75.0 million swing line facility and a $40.0 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility was 0.50% per year.

As a result of the Company's 2012 debt refinancing, the Company expensed approximately $55.6 million, which consisted primarily of the write-offs of unamortized deferred financing fees and OID associated with the component of the refinancing accounted for as a debt extinguishment, as well as a call premium equal to 1% of the outstanding balance of the

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

original debt, or approximately $12.2 million. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2012. Fifth Third participated in the debt both prior and subsequent to the refinancing pursuant to terms and conditions consistent with third-party lenders, and therefore the refinancing of the component of the Company's debt held by Fifth Third was treated consistently with the overall refinancing.
Guarantees and Security

The Company's debt obligations at December 31, 2014 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $10 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At December 31, 2014, the Company was in compliance with these financial covenants.

7. TAX RECEIVABLE AGREEMENTS

In connection with its IPO, the Company entered into TRAs with its pre-IPO investors, which consisted of certain funds managed by Advent, Fifth Third and JPDN. A description of each TRA is as follows:

•
TRA with Fifth Third:  Provides for the payment by the Company to Fifth Third equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result of the increases in tax basis that result from the purchase of Vantiv Holding units from Fifth Third or from the exchange of Vantiv Holding units by Fifth Third for cash or shares of Class A common stock, as well as the tax benefits attributable to payments made under such TRA. Any actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of the Company’s Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of the Company’s income.

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

•
TRA with Advent:  Provides for the payment by the Company to Advent equal to 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result of the use of the Company’s tax attributes in existence prior to the effective date of the Company’s IPO. As further discussed below, the Company settled the TRA obligation with Advent in October 2013.

•
TRA with all pre-IPO investors:  Provides for the payment by the Company to its pre-IPO investors of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that NPC Group, Inc., or NPC, a wholly-owned subsidiary of the Company, realizes as a result of its use of its NOLs and other tax attributes, with any such payment being paid to Advent, Fifth Third and JPDN according to their respective ownership interests in Vantiv Holding immediately prior to the IPO. As further discussed below, the Company settled the Advent and JPDN portion of the TRA obligation in October 2013. The remaining TRA obligation after the settlement transaction is solely with Fifth Third.

•
TRA with JPDN:  Provides for the payment to JPDN of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company realizes as a result in the increase of tax basis that may result

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

from the Vantiv Holding units exchanged for the Company’s Class A common stock by JPDN, as well as the tax benefits attributable to payments made under such TRA.  As part of the recapitalization of Vantiv, Inc. and Vantiv Holding immediately prior to the IPO, JPDN contributed its units of Vantiv Holding to Vantiv, Inc. in exchange for shares of Class A common stock of Vantiv, Inc. creating a TRA obligation. As further discussed below, the Company settled the TRA obligation with JPDN in October 2013.

On October 23, 2013, the Company entered into substantially identical tax receivable termination agreements with Advent and JPDN to terminate the obligations owed to them under the TRAs discussed above. Under the terms of the tax receivable termination agreements, the Company paid approximately $112 million to Advent and $0.5 million to JPDN to settle approximately $254 million of obligations under the TRAs. As Advent and JPDN are considered related parties of the Company, the difference between the TRA payment amount and the liabilities settled was recorded as an addition to paid-in capital. As a result of the termination agreements, the TRAs with Advent and JPDN were terminated and the Company has no further obligations to Advent or JPDN under the TRAs.  The Company remains obligated to pay amounts due to Fifth Third Bank under its TRA. Advent was a stockholder of the Company and JPDN is an affiliate of the Company’s president and chief executive officer. A special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the tax receivable termination agreements.

In connection with the annual process of determining the upcoming January TRA payment, the Company evaluates the assumptions underlying the TRA obligations. As a result of this process, obligations under the tax receivable agreements with Fifth Third were adjusted in 2014 to reflect the impact of tax planning strategies implemented during the year which are expected to reduce the amount of future obligations.  The Company recorded a benefit of $41.3 million in non-operating income (expense) during the year ended December 31, 2014 as a result of the reduction in the TRA obligations with Fifth Third.

As discussed in Note 2 - Business Combinations, the Company entered into the Mercury TRA, which generally provides that the Company will pay to the Mercury TRA Holders 85% of the value of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increase in tax basis of the assets of Mercury and the use of the net operating losses and other tax attributes of Mercury. The Company recorded an initial liability of $137.9 million for the Mercury TRA and non-operating expenses of $14.6 million related to the change in fair value of the Mercury TRA during the year ended December 31, 2014.

The Company will retain the benefit of the remaining 15% of the cash savings associated with the Fifth Third and Mercury TRAs. As a result of the termination agreements with Advent and JPDN, the Company will retain 100% of the cash savings associated with their respective TRAs.

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes (see Note 15 - Fair Value Measurements). The following table reflects TRA activity and balances for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	IPO Transaction	2012 Secondary Offerings	Balance as of December 31, 2012	2013 Secondary Offerings	TRA Settlements	Balance as of December 31, 2013
TRA with Fifth Third Bank	$11,100	$154,000	$165,100	$329,400	$—	$494,500
TRA with Advent	183,800	—	183,800	—	(183,800)	—
TRA with all pre-IPO investors	134,100	—	134,100	—	(68,900)	65,200
TRA with JPDN	1,700	—	1,700	—	(1,700)	—
Total	$330,700	$154,000	$484,700	$329,400	$(254,400)	$559,700

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Balance as of December 31, 2013	2014 TRA Payment	2014 Secondary Offering	Acquisition of Mercury	Change in Value	Balance as of December 31, 2014
TRA with Fifth Third Bank	$494,500	$(726)	$109,400	$—	$(38,769)	$564,405
TRA with all pre-IPO investors	65,200	(7,913)	—	—	(1,630)	55,657
Mercury TRA	—	—	—	137,860	14,560	152,420
Total	$559,700	$(8,639)	$109,400	$137,860	$(25,839)	$772,482

In connection with the secondary offering in June 2014, as discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third exchanged Class B units of Vantiv Holding for shares of Vantiv, Inc. Class A Common Stock. As a result of the secondary offering and exchange of units of Vantiv Holding, the Company recorded an additional liability under the Fifth Third TRA of $109.4 million and an additional deferred tax asset of $92.0 million associated with the increase in tax basis. The Company recorded a corresponding reduction to paid-in capital of $17.4 million for the difference between the TRA liability and the related deferred tax asset.

During the year ended December 31, 2013, the Company recorded an additional liability under the TRAs of $329.4 million and an additional deferred tax asset of $236 million associated with the increase in tax basis as a result of the exchanges of units of Vantiv Holding in connection with the secondary offerings. The Company recorded a corresponding reduction to paid-in capital of $93 million for the difference between the TRA liability and the related deferred tax asset.

During the year ended December 31, 2012, the Company recorded an additional liability under the TRAs of $484.7 million and an additional deferred tax asset of $138 million associated with the increase in tax basis as a result of the exchanges of units of Vantiv Holding in connection with the IPO and secondary offerings. The Company recorded a corresponding reduction to paid-in capital of $346.7 million for the difference between the TRA liability and the related deferred tax asset.

Payments under the TRAs discussed above are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. The cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed above. As such, obligations recorded pursuant to the TRAs are based on estimates of future taxable income and future tax rates. Subsequent adjustments of the tax receivable agreement obligations due to certain events (e.g. changes to the expected realization of NOLs or changes in tax rates) will be recognized in the statement of income.

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred.  Therefore, the Company was not required to make any payments under the TRAs during the year ended December 31, 2013.  The first contractually obligated payment under the TRA obligations, approximately $8.6 million was paid during January 2014. An additional payment under the TRA obligations of approximately $22.8 million, was paid during January 2015. The January 2015 payment is recorded as current portion of tax receivable agreement obligations to related parties on the accompanying consolidated statement of financial position and there are no amounts due in the next twelve months under the Mercury TRA. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

8. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of December 31, 2014 and 2013, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. These swaps are designated as cash flow hedges for accounting purposes.

Accounting for Derivative Instruments

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of December 31, 2014, the Company had a total of 18 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 18 outstanding interest rate swaps, 12 of them cover an exposure period from June 2014 through June 2017 and have a combined notional balance of $1.3 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 7 of the 18 outstanding interest rate swaps with notional balances ranging from $318.8 million to $250.0 million.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	December 31, 2014	December 31, 2013
Interest rate swaps	Other long-term assets	$104	$4,545
Interest rate swaps	Other current liabilities	5,205	—
Interest rate swaps	Other long-term liabilities	2,283	3,728

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of December 31, 2014, the Company estimates that $5.2 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

During the year ended December 31, 2012, as a result of the refinancing of the Company’s debt during March 2012, the Company accelerated the reclassification of amounts in accumulated other comprehensive income (loss) to earnings as a result of the hedged forecasted transactions becoming probable of not occurring.  The accelerated amounts resulted in a loss of approximately $31.1 million, which was recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2012.

The table below presents the effect of the Company’s interest rate swaps on the accompanying consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2014	2013	2012
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in OCI (effective portion) (1)	$(11,240)	$244	$(4,256)
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	(3,040)	(573)	(2,600)
Amount of loss recognized in earnings (2)	(1)	—	(31,079)

(1)	"OCI" represents other comprehensive income.

(2)
For the year ended December 31, 2012, amount represents a loss due to hedged forecasted transactions becoming probable of not occurring and is recorded as a component of non-operating expenses in the accompanying consolidated statement of income. For the year ended December 31, 2014, amount represents hedge ineffectiveness.

Credit Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.7 million. As of December 31, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2014, it could have been required to settle its obligations under the agreements at their termination value of $8.7 million.

9. CONTROLLING AND NON-CONTROLLING INTERESTS

The Company has various non-controlling interests that are accounted for in accordance with ASC 810, Consolidation.
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

The Company and Peoples United Bank (“PUB”) formed People’s United Merchant Services (“PUMS”) during May 2014, which represents a joint venture that will provide customers a comprehensive suite of payment solutions. Vantiv Holding owns 51% of PUMS and PUB owns 49%. PUMS will be consolidated by the Company in accordance with ASC 810, Consolidation, with the associated non-controlling interest included in “Net income attributable to non-controlling interests" in the consolidated statements of income. PUB contributed a merchant asset portfolio to PUMS valued at $18.8 million which was recorded to non-controlling interests in the 2014 consolidated statement of equity.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2014, Vantiv, Inc.’s interest in Vantiv Holding was 77.17%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2012	142,243,680	70,219,136	212,462,816
% of ownership	66.95%	33.05%
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with 2013 secondary offerings	21,396,310	(21,396,310)	—
Share repurchases	(20,903,669)	—	(20,903,669)
Equity plan activity (a)	(977,640)	—	(977,640)
As of December 31, 2013	141,758,681	48,822,826	190,581,507
% of ownership	74.38%	25.62%
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with June 2014 secondary offering	5,780,000	(5,780,000)	—
Share repurchases	(1,936,400)	—	(1,936,400)
Equity plan activity (a)	(147,273)	—	(147,273)
As of December 31, 2014	145,455,008	43,042,826	188,497,834
% of ownership	77.17%	22.83%

(a)
Includes stock issued under the equity plans less Class A common stock withheld to satisfy employee tax withholding obligations upon vesting or exercise of employee equity awards and forfeitures of restricted Class A common stock awards.

As a result of the changes in ownership interests in Vantiv Holding, adjustments of $58.4 million and $260.2 million were recognized during the years ended December 31, 2014 and 2013, respectively, in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on changes in the proportionate ownership interests in Vantiv Holding during those periods.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income	$168,990	$208,140	$110,758
Items not allocable to non-controlling interests:
Vantiv, Inc. expenses (a)	7,725	58,520	21,274
Vantiv Holding net income	$176,715	$266,660	$132,032
Net income attributable to non-controlling interests of Fifth Third (b)	$43,022	$74,568	$53,148
Net income attributable to PUMS non-controlling interest (c)	676	—	—
Total net income attributable to non-controlling interests	$43,698	$74,568	$53,148

 (a)                    Primarily represents income tax expense related to Vantiv, Inc. and TRA related expense (credits) (see Note 7 - Tax Receivable Agreements).
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

In connection with the separation from Fifth Third, Fifth Third received a warrant that allows for the purchase of up to 20.4 million Class C Non-Voting Units of Vantiv Holding. The warrant is exercisable, in whole or in part, and from time to time, but not during a restricted period. A restricted period means a period during which Vantiv Holding (or any successor thereto) is treated as a partnership for U.S. federal income tax purposes; provided that the restricted period shall terminate upon the earlier of (i) a change of control, and (ii) in the event Vantiv, Inc. is no longer a public company owning Vantiv Holding, both as defined in

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the warrant agreement. The warrant expires upon the earliest to occur of the 20th anniversary of the issue date or a change of control where the price paid per unit in such change of control minus the exercise price of the warrant is less than zero. Fifth Third is entitled to purchase the underlying Units of the warrant at a price of $15.98 per unit. The warrant was valued at approximately $65.4 million at June 30, 2009, the issuance date, using a Black-Scholes option valuation model using probability weighted scenarios. The warrant is recorded as a component of the non-controlling interest on the accompanying statements of financial position as of December 31, 2014 and 2013.

10. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Leases

The Company leases office space under non-cancelable operating leases that expire between September 2015 and December 2045. Future minimum commitments under these leases are as follows (in thousands):

Year Ending December 31,
2015	$5,725
2016	4,555
2017	4,399
2018	4,411
2019	3,571
Thereafter	14,015
Total	$36,676

Rent expense for the years ended December 31, 2014, 2013 and 2012 was approximately $9.9 million, $7.0 million and $6.6 million, respectively.

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

Expenses associated with the defined contribution savings plan for the years ended December 31, 2014, 2013 and 2012 were $7.3 million, $5.9 million and $4.5 million, respectively.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

as a single class, except that the holders of Class B common stock are entitled to elect a number of the Company's directors equal to the percentage of the voting power of all of the outstanding common stock represented by the Class B common stock but not exceeding 18.5% of the board of directors. Fifth Third holds all of the issued and outstanding Class B common stock.

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, on March 21, 2012, the Company completed the IPO of its Class A common stock. In the IPO, an aggregate of 33,823,800 shares of Class A common stock were issued and sold to the public (including 4,411,800 Class A shares representing an over-allotment option granted by the Company and the selling stockholders to the underwriters in the IPO) at a price per share of $17.00. In conjunction with the IPO, the Company also issued 86,005,200 shares of Class B common stock to Fifth Third. As of December 31, 2014, 145,455,008 shares of Class A common stock and 43,042,826 shares of Class B common stock were issued and outstanding.

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, in connection with the May 2013 secondary offering, the Company repurchased approximately 17.5 million shares of its Class A common stock for approximately $400 million. The repurchased shares were retired and accounted for as a reduction to equity in the accompanying consolidated financial statements.

On October 22, 2013, the Company's board of directors approved a program to repurchase up to $137 million of the Company's Class A common stock. During the year ended December 31, 2013, approximately 3.5 million shares were repurchased under this program for approximately $103 million. During the year ended December 31, 2014, approximately 1.1 million shares were repurchased for approximately $34 million, which completed the repurchases under this authorization. The repurchased shares were immediately retired.

On February 12, 2014, the Company's board of directors approved a program to repurchase up to an additional $300 million of the Company's Class A common stock. Purchases under the program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. During the year ended December 31, 2014, approximately 828,000 shares were repurchased under this program for approximately $25 million. The repurchased shares were immediately retired. There is approximately $275 million of share repurchase authority remaining as of December 31, 2014.

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2014, there was no preferred stock outstanding.

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. These consent rights require the approval of Fifth Third for certain significant matters, including the payment of all distributions by Vantiv Holding other than certain permitted distributions, which relate primarily to the payment of tax distributions and tax-related obligations. The amounts available to Vantiv, Inc. to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company's consolidated net assets are held at the subsidiary level and are restricted as of December 31, 2014.

13. SHARE-BASED COMPENSATION PLANS

The company accounts for share-based compensation plans in accordance with ASC 718, Compensation-Stock Compensation, which requires compensation expense for the grant-date fair value of share-based payments to be recognized over the requisite service period.

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

The Company issued 1,381,135 shares of unrestricted Class A common stock related to vested Time Awards and 3,073,118 shares of restricted Class A common stock related to unvested Time Awards.  Compensation expense associated with the shares of restricted Class A common stock is equal to the remaining compensation expense previously associated with the Time Awards.  This compensation expense is being recognized prospectively, beginning on the date of the IPO and continuing over the remaining vesting period determined in accordance with the original Phantom Equity Plan award agreements.

The Company issued 3,560,223 shares of restricted Class A common stock in connection with the conversion of Performance Awards under the Phantom Equity Plan.  The fair value of restricted Class A common stock was based on the IPO price of $17.00 per share. Prior to the IPO, the occurrence of a qualifying event underlying the Performance Awards had not been considered probable, thus, no compensation expense related to the Performance Awards had been recognized. The conversion of Performance Awards into restricted Class A common stock was accounted for in accordance with ASC 718, Compensation — Stock Compensation, as an "improbable-to-probable" modification. As such, the Company began recognizing compensation expense associated with the converted Performance Awards on a straight-line basis over the three-year vesting period based on the fair value of restricted Class A common stock on the date the awards were granted.

The following table presents the number and weighted-average grant date fair value of the restricted stock awards for the year ended December 31, 2014:

	Time Awards Converted to Restricted Class A Common Stock	Weighted Average Grant Date Fair Value	Performance Awards Converted to Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	950,089	$4.02	2,055,814	$17.00
Conversion of Restricted Class A common stock to Class A common stock upon vesting	(661,050)	4.08	(1,025,459)	17.00
Forfeited	(48,952)	3.76	(17,144)	17.00
Non-vested at December 31, 2014	240,087	$4.01	1,013,211	$17.00

The total grant date fair value of restricted stock awards vested was $20.1 million, $22.4 million and $3.6 million in 2014, 2013 and 2012, respectively.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units

Also in connection with the IPO, the Company issued 74,110 restricted stock units to members of the Company’s board of directors, which vest on the earlier of one year from the date of the grant or the next annual stockholder meeting and will be settled in shares of Class A common stock following the termination of the director’s service. Subsequent to the IPO, the Company has continued to issue restricted stock units to directors and certain employees, which typically vest on the first anniversary of the grant date (for directors) and in equal annual increments over three to four years beginning on the first anniversary of the date of grant (for employees). Additionally, upon the IPO, the Company issued a total of 231,100 restricted stock units to 2,311 active employees of the Company, with each employee receiving 100 restricted stock units. Subject to recipients’ continued service, these units will cliff vest on the fourth anniversary of the IPO. The grant date fair value of the restricted stock units is based on the quoted fair market value of our common stock at the award date. The total grant date fair value of restricted stock units vested was $3.7 million and $0.1 million in 2014 and 2013, respectively.

The following table presents the number and weighted-average grant date fair value of the restricted stock units for the year ended December 31, 2014:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	802,144	$22.63
Granted	496,847	31.30
Vested	(155,534)	23.93
Forfeited	(162,962)	25.07
Non-vested at December 31, 2014	980,495	$26.41

Stock Options

The Company grants stock options to certain key employees. The stock options vest in 25% annual increments beginning on the first anniversary of the date of grant, subject to the participant's continued service through each such vesting date. All stock options are nonqualified stock options and expire on the tenth anniversary of the grant date.

During the year ended December 31, 2014, under the terms of the Mercury transaction agreement, the Company replaced unvested employee stock options held by certain employees of Mercury. The number of replacement stock options was based on a conversion factor into equivalent stock options of the Company on the acquisition date. The weighted average fair value of the replacement options was calculated on the acquisition date using the Black-Scholes option pricing model. The replacement stock options typically vest over four and a half years with 22.22% of the awards vesting after one year and the remainder in quarterly increments, subject to the participant's continued service through each such vesting date. Per the applicable option agreement, if a participant is terminated without cause within the prescribed acceleration period (which range from 12 to 24 months following the acquisition), then such replacement options shall immediately become fully vested and exercisable at the time of such termination to the extent not then vested and not previously cancelled. The replacement options are nonqualified stock options and expire on the tenth anniversary of the grant date. See Note 2 - Business Combinations for additional details.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes stock option activity for the year ended December 31, 2014:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2013	649,613	$21.95	9.16	$6,925
Granted	710,297	31.02
Mercury replacement award grant	1,750,519	16.17
Exercised	(270,603)	16.60		$4,378
Expired	—	—
Forfeited	(107,066)	22.77
Outstanding options at December 31, 2014	2,732,760	$21.10	8.40	$35,039

Options exercisable at December 31, 2014	381,195	$17.83	7.73	$6,135

The total grant date fair value of options that vested during 2014 was $10.2 million. There were no options vested or exercisable during 2013 and 2012. The weighted-average grant date fair value was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

	2014
	Vantiv Grant	Mercury Replacement Options	2013
Number of options granted	710,297	1,750,519	659,938
Weighted average exercise price	$31.02	$10.18 - $29.79	$21.95
Expected option life at grant (in years)	6.25	3.00 - 6.00	6.25
Expected volatility	25.00%	24.80% - 30.80%	30.60%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.93%	0.93% - 1.96%	1.15%
Fair value	$9.07	$17.75 - $22.10	$7.10

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

Performance Share Units

The Company issues performance share units to certain employees subject to the achievement of certain financial performance measures. These performance share units vest on the third anniversary of the grant date. Participants have the right to earn 0% to 200% of the target number of shares of the Company’s Class A common stock, determined by the level of achievement of the financial performance measures during the three year performance period.

Additionally, associated with an acquisition in 2013 the Company issued performance share units to certain employees subject to the achievement of certain financial and non-financial performance measures through 2016.

The weighted-average grant date fair value of the performance share units is based on the quoted fair market value of our common stock on the grant date. The total grant date fair value of performance share units vested in 2014 was $1.9 million. There were no performance share units vested during 2013 or 2012.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the number and weighted-average grant date fair value of the performance share units for the years ended December 31, 2014 and 2013:

	Performance Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	430,490	$26.97
Granted	207,647	31.02
Vested	(59,815)	31.76
Forfeited	(70,225)	29.17
Non-vested at December 31, 2014	508,097	$27.76

For the years ended December 31, 2014, 2013 and 2012, total share-based compensation expense was $42.2 million, $29.7 million and $33.4 million, respectively. Related tax benefits totaled $12.9 million in 2014, $8.5 million in 2013 and $9.9 million in 2012. At December 31, 2014, there was approximately $52.9 million of unrecognized share-based compensation expense, which is expected to be recognized over a remaining weighted-average period of approximately 2.1 years.

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

The following is a summary of applicable income taxes (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income tax expense:
U.S. income taxes	$29,234	$48,494	$40,747
State and local income taxes	4,474	3,926	5,754
Total current tax expense	33,708	52,420	46,501
Deferred income tax expense:
U.S. income taxes	36,070	30,264	366
State and local income taxes	(3,601)	1,076	(14)
Total deferred tax expense	32,469	31,340	352
Applicable income tax expense	$66,177	$83,760	$46,853

A reconciliation of the U.S. income tax rate and the Company's effective tax rate for all periods is provided below:

	Year Ended December 31,
	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes-net of federal benefit	2.6	2.7	3.1
Change in state and local tax law	—	—	(0.2)
State deferred rate impact	(3.1)	—	—
Non-controlling interest	(5.6)	(8.5)	(8.4)
Other-net	(0.8)	(0.5)	0.2
Effective tax rate	28.1%	28.7%	29.7%

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities are comprised of the following as of December 31 (in thousands):

	2014	2013
Deferred tax assets
Net operating losses	$29,296	$24,001
Employee benefits	46	126
Other assets	813	760
Other accruals and reserves	55,427	2,922
Partnership basis	430,525	363,514
Deferred tax assets	516,107	391,323
Deferred tax liabilities
Property and equipment	(7,849)	(5,925)
Goodwill and intangible assets	(98,675)	(52,606)
Deferred tax liability	(106,524)	(58,531)
Deferred tax asset-net	$409,583	$332,792

As part of the acquisitions of NPC and Mercury, the Company acquired federal and state tax loss carryforwards. As of December 31, 2014, the cumulative federal and state tax loss carryforwards were approximately $81.7 million and $6.5 million, respectively. Federal tax loss carryforwards will expire between 2027 and 2034, and state tax loss carryforwards will expire between 2015 and 2030.

The partnership basis included in the above table is the result of a difference between the tax basis and book basis of Vantiv, Inc.'s investment in Vantiv Holding. Vantiv Holding, a pass through entity for tax purposes, has an Internal Revenue Code election in place to adjust the tax basis of partnership property to fair market value related to the portion of the partnership interest transferred, including exchanges of units of Vantiv Holding by its members. Included in partnership basis in the table above are deferred tax assets resulting from the increase in tax basis generated by the exchange of units of Vantiv Holding by Fifth Third and JPDN in connection with the IPO and subsequent secondary offerings. During the year ended December 31, 2013, in connection with the secondary offerings and related exchanges which took place in 2013, the Company recorded liabilities under the TRAs of $329.4 million and deferred tax assets of $235.9 million, with a corresponding reduction to paid in capital for the difference. During the year ended December 31, 2014, in connection with the secondary offering and related exchange which took place in June 2014, the Company recorded liabilities under the TRAs of $109.4 million and deferred tax assets of $92.0 million, with a corresponding reduction to paid in capital for the difference. See Note 7 - Tax Receivable Agreements for further discussion of TRAs.

Deferred tax assets are reviewed to determine whether the available evidence allows the Company to recognize the tax benefits. To the extent that a tax asset is not expected to be realized, the Company records a valuation allowance against the deferred tax assets. The Company has recorded no valuation allowance during the years ended December 31, 2014 or 2013.

A provision for state and local income taxes has been recorded on the statements of income for the amounts of such taxes the Company is obligated to pay or amounts refundable to the Company. At December 31, 2014 and 2013, the Company recorded an income tax receivable of approximately $9.4 million and $4.5 million, respectively.

The Company accounts for uncertainty in income taxes under ASC 740, Income Taxes. As of December 31, 2014 and 2013, the Company had no material uncertain tax positions. If a future liability does arise related to uncertainty in income taxes, the Company has elected an accounting policy to classify interest and penalties, if any, as income tax expense. Accordingly, a loss contingency is recognized when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. Any amount recognized would be subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	2014			2013
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$104	$—	$—	$4,545	$—
Liabilities:
Interest rate swaps	$—	$7,488	$—	$—	$3,728	$—
Mercury TRA	—	—	152,420	—	—	—

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

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014 and 2013, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 8 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable inputs used in the fair value measurement of the Mercury TRA are the discount rate, projections of Mercury taxable income and effective tax rates for Mercury. Significant increases (decreases) in any of those inputs in isolation would

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The Company recorded non-operating expenses of $14.6 million related to the change in fair value during the year ended December 31, 2014. See Note 2 - Business Combinations and Note 7 - Tax Receivable Agreements for further discussion of the Mercury TRA.

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of December 31, 2014 and 2013 (in thousands):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$3,393,738	$3,310,181	$1,811,250	$1,815,459

We consider that the carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value (level 1) given the short-term nature of these items. The fair value of the Company’s note payable was estimated based on rates currently available to the Company for bank loans with similar terms and maturities and is classified in Level 2 of the fair value hierarchy. As discussed in Note 4 - Goodwill and Intangible Assets, subsequent to the Mercury acquisition in June 2014, the Company decided to phase out an existing trade name used in the ISO channel. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the year ended December 31, 2014. The trade name was revalued utilizing an income approach using the relief-from-royalty method with a resulting revised fair value of $6.7 million.

16.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to Vantiv, Inc. by the weighted-average shares of Class A common stock outstanding during the period.

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third's non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding ("Class B units"), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an "if-converted" basis. Due to the Company's structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company's income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. The adjusted effective tax rate used in the calculation was 36.5% for the year ended December 31, 2014 and 38.5% for the year ended December 31, 2013. As of December 31, 2014, 2013 and 2012, there were approximately 43.0 million, 48.8 million and 70.2 million Class B units outstanding, respectively. During the year ended December 31, 2012, these Class B units were excluded in computing diluted net income per share because including them on an "if-converted" basis would have had an anti-dilutive effect.

In addition to the Class B units discussed above, potentially dilutive securities during the year ended December 31, 2014 and 2013 included restricted stock awards, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding (the "Fifth Third Warrant"), stock options and performance share units. During the year ended December 31, 2014 and 2013, approximately 508,097 and 430,490, respectively, performance share units have been excluded as the applicable performance metrics had not been met as of the reporting dates.

During the year ended December 31, 2012, potentially dilutive securities included restricted stock awards and the Fifth Third Warrant, in addition to the Class B units discussed above.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

		Year Ended December 31,
	2014	2013	2012
Basic:
Net income attributable to Vantiv, Inc.	$125,292	$133,572	$57,610
Shares used in computing basic net income per share:
Weighted-average Class A common shares	141,936,933	138,836,314	116,258,204
Basic net income per share	$0.88	$0.96	$0.50
Diluted:
Consolidated income before applicable income taxes	$235,167	$291,900	$—
Income tax expense excluding impact of non-controlling interest	85,836	112,382	—
Net income attributable to Vantiv, Inc.	$149,331	$179,518	$57,610
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	141,936,933	138,836,314	116,258,204
Weighted-average Class B units of Vantiv Holding	45,472,332	57,906,592	—
Warrant	10,121,483	7,522,801	4,935,301
Restricted stock awards	1,321,890	1,751,816	1,553,857
Stock options	318,175	10,034	—
Diluted weighted-average shares outstanding	199,170,813	206,027,557	122,747,362
Diluted net income per share	$0.75	$0.87	$0.47

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the years ended December 31, 2014, 2013 and 2012 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Year ended December 31, 2014
Net change in fair value recorded in accumulated OCI	$(5)	$(11,240)	$3,114	$(8,126)	$2,843	$(5,283)	$(5,288)
Net realized loss reclassified into earnings (a)	269	3,040	(874)	2,166	(703)	1,463	1,732
Other	—	(212)	—	(212)	—	(212)	(212)
Net change	$264	$(8,412)	$2,240	$(6,172)	$2,140	$(4,032)	$(3,768)

Year ended December 31, 2013
Net change in fair value recorded in accumulated OCI	$—	$244	$3	$247	$(252)	$(5)	$(5)
Net realized loss reclassified into earnings (a)	—	573	(157)	416	(147)	269	269
Net change	$—	$817	$(154)	$663	$(399)	$264	$264

Year ended December 31, 2012
Net realized loss reclassified into earnings (a)	$(9,514)	$29,424	$(5,495)	$23,929	$(14,415)	$9,514	$—
Net change	$(9,514)	$29,424	$(5,495)	$23,929	$(14,415)	$9,514	$—

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net/non-operating expenses
Tax effect	Income tax expense
OCI Attributable to non-controlling interests	Net income attributable to non-controlling interests

(1) The years ended December 31, 2014 and 2013, reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and is recorded in interest expense-net. The year ended December 31, 2012, reflects a net loss due to hedged forecasted transactions becoming probable of not occurring and is recorded as a component of non-operating expenses.

18. RELATED PARTY TRANSACTIONS

In connection with the Company's separation from Fifth Third on June 30, 2009, the Company entered into various agreements which provide for services provided to or received from Fifth Third. Subsequent to the separation from Fifth Third, the Company continues to enter into various business agreements with Fifth Third. Transactions under these agreements are discussed below and throughout these notes to the accompanying consolidated financial statements. As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third currently holds 43,042,826 shares of Class B common stock representing 18.5% of the voting interests in Vantiv, Inc. and 43,042,826 Class B units of Vantiv Holding representing a 22.83% ownership interest in Vantiv Holding. In addition, in connection with the separation from Fifth Third, Fifth Third received a warrant that allows for the purchase of up to 20.4 million Class C Non-Voting Units of Vantiv Holding as discussed in Note 9 - Controlling and Non-Controlling Interests.

Debt Agreements

As discussed in Note 6 - Long-Term Debt, the Company had certain debt arrangements outstanding and available from Fifth Third. For the years ended December 31, 2014, 2013 and 2012, interest expense associated with these arrangements was $5.4 million, $7.3 million and $10.2 million, respectively, and commitment fees were $0.2 million, $0.3 million and $0.4 million, respectively.

Master Lease Agreement/Master Sublease Agreement

On July 1, 2009, the Company entered into a five-year Master Lease Agreement and a five-year Master Sublease Agreement with Fifth Third and certain of its affiliates, that remains in effect in accordance with its terms, for the lease or sublease of a number of office and/or data center locations. Related party rent expense was approximately $3.8 million, $3.6 million and $3.7 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

Referral Agreement

On June 30, 2009, the Company entered into an exclusive referral arrangement with Fifth Third. Commercial and retail merchant clients of Fifth Third and its subsidiary depository institutions that request merchant (credit or debit card) acceptance services are referred exclusively to us. In return for these referrals and the resulting merchant relationships, we make ongoing incentive payments to Fifth Third. The agreement also provides for our referral of prospective banking clients to Fifth Third, in return for certain incentive payments. This agreement terminates in June 2019. Costs associated with this agreement totaled $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Clearing, Settlement and Sponsorship Agreement and Treasury Management Agreement

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third is a member of the Visa, MasterCard and other payment network associations. Fifth Third is the Company's primary sponsor into the respective card associations. Fifth Third also provides access to certain cash and treasury management services to the Company. For the years ended December 31, 2014, 2013 and 2012, the Company paid Fifth Third approximately $2.8 million, $2.2 million and $1.4 million, respectively, for these services. As discussed in Note 1 - Basis of Presentation and Summary of

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Significant Accounting Policies, the Company holds certain cash and cash equivalents on deposit at Fifth Third. At December 31, 2014 and 2013, approximately $362.8 million and $146.3 million, respectively, was held on deposit at Fifth Third. Interest income on such amounts during years ended December 31, 2014, 2013 and 2012 was approximately $1.7 million, $1.4 million and $0.9 million, respectively.

Transition Services Agreement

In conjunction with the Company's separation from Fifth Third, the Company entered into a transition services agreement ("TSA") with Fifth Third. The TSA terminated on October 31, 2011. Subsequent to such date, the Company continues to receive certain non-material services from Fifth Third. The total for services provided by Fifth Third for the years ended December 31, 2014, 2013 and 2012 were $0.5 million, $0.5 million and $1.1 million, respectively.

Management Agreement

In connection with the Company's separation from Fifth Third, the Company entered into a management agreement with Advent for management services including consulting and business development services related to sales and marketing activities, acquisition strategies, financial and treasury requirements and strategic planning. The Company was required to pay Advent $0.5 million the first year and $1.0 million annually thereafter. The Company paid Advent $1.0 million during the year ended December 31, 2012. Pursuant to its terms, the agreement was terminated in 2012 in connection with the IPO.

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

	Year Ended December 31, 2014
	Merchant Services	Financial Institution Services	Total
Total revenue	$2,100,367	$476,836	$2,577,203
Network fees and other costs	1,033,801	140,864	1,174,665
Sales and marketing	367,998	28,355	396,353
Segment profit	$698,568	$307,617	$1,006,185

	Year Ended December 31, 2013
	Merchant Services	Financial Institution Services	Total
Total revenue	$1,639,157	$468,920	$2,108,077
Network fees and other costs	801,463	133,978	935,441
Sales and marketing	286,200	25,844	312,044
Segment profit	$551,494	$309,098	$860,592

	Year Ended December 31, 2012
	Merchant Services	Financial Institution Services	Total
Total revenue	$1,409,158	$454,081	$1,863,239
Network fees and other costs	709,341	131,256	840,597
Sales and marketing	255,887	24,757	280,644
Segment profit	$443,930	$298,068	$741,998

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total segment profit	$1,006,185	$860,592	$741,998
Less: Other operating costs	(242,439)	(200,630)	(158,374)
Less: General and administrative	(173,986)	(121,707)	(118,231)
Less: Depreciation and amortization	(275,069)	(185,453)	(160,538)
Less: Interest expense—net	(79,701)	(40,902)	(54,572)
Less: Non-operating income (expense)	177	(20,000)	(92,672)
Income before applicable income taxes	$235,167	$291,900	$157,611

20. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited results of operations on a quarterly basis for the years ended December 31, 2014 and 2013.

	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(dollars in thousands)
Revenue	$733,785	$697,109	$608,731	$537,578	$558,355	$532,347	$519,409	$497,966
Network fees and other costs	331,635	316,592	277,392	249,046	249,733	238,141	222,502	225,065
Net revenue	402,150	380,517	331,339	288,532	308,622	294,206	296,907	272,901
Sales and marketing	116,169	111,233	90,507	78,444	80,081	79,551	76,436	75,976
Other operating costs	64,657	60,659	56,754	60,369	52,462	48,340	49,268	50,560
General and administrative	47,406	45,422	48,552	32,606	33,257	27,489	29,862	31,099
Depreciation and amortization	70,893	65,289	89,041	49,846	49,025	48,604	44,528	43,296
Income from operations	$103,025	$97,914	$46,485	$67,267	$93,797	$90,222	$96,813	$71,970
Net income	$81,741	$42,845	$3,313	$41,091	$63,102	$54,605	$45,968	$44,465
Net income (loss) attributable to Vantiv, Inc.	$68,579	$29,986	$(1,409)	$28,136	$42,834	$35,711	$28,908	$26,119
Net income (loss) per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.48	$0.21	$(0.01)	$0.20	$0.30	$0.26	$0.21	$0.19
Diluted	$0.35	$0.20	$(0.01)	$0.18	$0.26	$0.24	$0.20	$0.18

Our results of operations are subject to seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically our revenues have been the strongest in the fourth quarter and weakest in our first quarter.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2014. In accordance with Sarbanes Oxley rules and regulations, which allow for a one year integration period, management has not conducted an assessment of internal control over financial reporting at Mercury Payment Systems, LLC ("Mercury"), which was acquired on June 13, 2014. Mercury had approximately 28.6% of the Company's total assets and 8.4% of the Company's total revenue, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. Mercury will be included in the Company's risk assessment and testing of internal controls in 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vantiv, Inc.
Symmes Township, Ohio

We have audited the internal control over financial reporting of Vantiv, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Mercury Payment Systems, LLC, which was acquired on June 13, 2014 and whose financial statements constitute 28.6% of total assets and 8.4% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Mercury Payment Systems, LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 12, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 12, 2015

Item 9B. Other Information
On February 9, 2015, the Compensation Committee of the Board of Directors (the “Board”) of Vantiv, Inc. (the “Company”) approved certain changes to the compensation of Mark L. Heimbouch in connection with his assumption of additional responsibilities as the Company’s Senior Executive Vice President and Chief Operating & Financial Officer.  Mr. Heimbouch’s base salary was increased to $575,000, effective April 6, 2015, and his target annual cash bonus opportunity was increased to 100% of his base salary.  The Committee also approved a special long-term equity incentive award to Mr. Heimbouch with a target grant date fair value of $4.0 million.  The vesting of this equity incentive award is contingent upon continued service through the applicable vesting dates in 2017 and 2018, and with respect to half of the grant, both continued service and the achievement of pre-defined earnings per share goals for 2016 and 2017.

On February 10, 2015, the Board appointed Kevin Costello to its Compensation Committee and Nominating & Corporate Governance Committee, and David Karnstedt to its Compensation Committee and Audit Committee.  The effective date of these appointments coincides with the Company’s next regularly scheduled Board and Committee meetings in April. As previously reported in current reports on Form 8-K filed July 17, 2014 and August 4, 2014, Mr. Costello and Mr. Karnstedt were elected to the Board on July 11, 2014 and August 4, 2014, respectively.

Effective February 10, 2015, the Board also increased its size from 11 to 12 and, upon the recommendation of the Nominating and Corporate Governance Committee, elected Lisa Hook to fill the newly-created directorship.  Ms. Hook was also appointed to the Audit Committee and the Nominating & Corporate Governance Committee. The effective date of Ms. Hook’s committee appointments coincides with the Company’s next regularly scheduled Board and Committee meetings in April.  Ms. Hook is President (since January 2008) and Chief Executive Officer (since October 2010) of NeuStar, Inc., an information services and data analytics provider.  Ms. Hook has also served as a director of NeuStar since November 2010. Prior to joining NeuStar in 2008, Ms. Hook served as President and Chief Executive Officer of Sunrocket, Inc. from 2006 to 2007. From 2001 to 2004, she held several executive-level posts at America Online, Inc., including President, AOL Broadband, Premium and Developer Services; President, AOL Anywhere; and Senior Vice President and Chief Operating Officer, AOL Mobile. Ms. Hook has also served in executive and special advisory roles at Time Warner, Inc., was legal adviser to the Chairman of the Federal Communications Commission, and was a senior attorney at Viacom International, Inc. Ms. Hook also serves on the boards of directors for Reed Elsevier PLC, Reed Elsevier NV and Reed Elsevier Group plc.

Ms. Hook will receive the Company’s current standard compensation arrangement for non-employee directors. Accordingly, Ms. Hook will receive an annual equity grant of restricted stock units of $135,000 following each annual meeting of stockholders and an annual cash retainer of $80,000, paid quarterly in arrears. Ms. Hook’s initial grant of the annual equity retainer, made upon her appointment to the Board, was prorated based upon the time between the date of her appointment to the Board and the date of the Company’s annual meeting to be held in 2015.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Vantiv's Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is available on our website (http://investors.vantiv.com) under "Corporate Governance." We will also provide a copy of these documents to any person, without charge, upon request, by writing to us at Vantiv, Inc., Investor Relations Department, 8500 Governor's Hill Drive, Symmes Township, Ohio 45249. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and the location specified above.
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
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2014 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants in the Vantiv, Inc. 2012 Equity Incentive Plan.

	[a]	[b]	[c]
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])

Plan category
Equity compensation plans approved by stockholders	2,819,718	$26.77	26,604,192	(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	2,819,718	$26.77	26,604,192	(2)(3)

(1)	Column [a] includes the following outstanding equity-based awards:

•	1,269,322 stock options.

•	1,042,299 restricted stock units.

•	508,097 performance share units.

(2)
The 2012 Equity Incentive Plan had 35.5 million shares initially authorized for issuance. In addition to these 35.5 million shares, the following shares will become available for grant under the 2012 Equity Incentive Plan, and, to the extent such shares became available as of December 31, 2014, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2012 Equity Incentive Plan that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; and (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally.

(3) Additionally, at the time of the acquisition of Mercury Payment Systems, LLC, the Company registered and issued 1.8 million shares under the Mercury Payment Systems, LLC 2010 Unit Incentive Plan, as Restated and Assumed by

Vantiv, Inc. The awards issued were stock options, which have been excluded in the table above. As of December 31, 2014 there were 1.4 million outstanding options remaining with a weighted-average exercise price of $16.17.
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

(a)(2) Financial Statement Schedules
Schedule I - Condensed Financial Information of Registrant
All other financial statement schedules have been omitted because they are not applicable, not material or the required information is presented in the financial statements or the notes thereto.

(a)(3) Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (PARENT COMPANY ONLY)
(In thousands)

	Year Ended December 31,
	2014	2013	2012

General and administrative	$181	$—	$—
Income (loss) from operations	(181)	—	—
Tax receivable agreements non-operating income (expense), net	40,399	—	—
Income before income taxes and equity in net income of subsidiaries	40,218	—	—
Income tax expense	47,943	58,520	21,274
Loss before equity in net income of subsidiaries	(7,725)	(58,520)	(21,274)
Equity in net income of subsidiaries	133,017	192,092	78,884
Net income attributable to Vantiv, Inc.	$125,292	$133,572	$57,610

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Vantiv, Inc.	$125,292	$133,572	$57,610
Other comprehensive income (loss), net of tax	(4,032)	264	9,514
Comprehensive income attributable to Vantiv, Inc.	$121,260	$133,836	$67,124

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)
(In thousands)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Receivable from subsidiaries	$27,016	$—
Other	9,714	3,770
Total current assets	36,730	3,770
Investment in subsidiaries	1,056,716	990,476
Deferred taxes	429,629	362,785
Total assets	$1,523,075	$1,357,031
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$—	$9,368
Payable to subsidiaries	—	20,032
Current portion of tax receivable agreement obligations to related parties	22,789	8,639
Total current liabilities	22,789	38,039
Long-term liabilities:
Tax receivable agreement obligations to related parties	597,273	551,061
Total long-term liabilities	597,273	551,061
Total liabilities	620,062	589,100
Equity:
Total Vantiv, Inc. equity	903,013	767,931
Total liabilities and equity	$1,523,075	$1,357,031

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income attributable to Vantiv, Inc.	$125,292	$133,572	$57,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(133,017)	(192,092)	(78,884)
Deferred taxes	27,395	13,658	(16,538)
Tax receivable agreements non-cash items	(40,399)	—	—
Distributions from subsidiaries	58,551	126,895	25,378
Excess tax benefit from share-based compensation	(13,420)	(5,464)	(14,747)
Change in operating assets and liabilities, net	(9,151)	10,497	19,451
Net cash provided by (used in) operating activities	15,251	87,066	(7,730)
Investing Activities:
Proceeds from sale of Class A units in Vantiv Holding	77,165	518,449	17,906
Purchase of Class B units in Vantiv Holding from Fifth Third Bank	—	—	(33,512)
Purchase of Class A units in Vantiv Holding	(4,492)	—	(460,913)
Net cash provided by (used in) investing activities	72,673	518,449	(476,519)
Financing Activities:
Proceeds from initial public offering, net of offering costs of $39,091	—	—	460,913
Proceeds from follow-on offering, net of offering costs of $1,951	—	—	33,512
Advances from subsidiaries, net	(20,032)	20,032	—
Proceeds from exercise of Class A common stock options	4,492	—	—
Repurchase of Class A common stock	(59,364)	(503,225)	—
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(17,801)	(15,224)	(17,906)
Settlement of certain tax receivable agreements	—	(112,562)	—
Payments under tax receivable agreements	(8,639)	—	—
Excess tax benefit from share-based compensation	13,420	5,464	14,747
Distribution to funds managed by Advent International Corporation	—	—	(40,086)
Net cash provided by (used in) financing activities	(87,924)	(605,515)	451,180
Net decrease in cash and cash equivalents	—	—	(33,069)
Cash and cash equivalents—Beginning of period	—	—	33,069
Cash and cash equivalents—End of period	$—	$—	$—

Cash Payments:
Taxes	$28,583	$31,874	$16,984
Non-cash Items:
Issuance of tax receivable agreements	$109,400	$329,400	$484,700

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

1. BASIS OF PRESENTATION

For Vantiv, Inc.'s presentation (Parent Company only), the investment in subsidiaries is accounted for using the equity method. The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of Vantiv, Inc. appearing in this Annual Report on Form 10-K.

Vantiv, Inc., is a holding company that does not conduct any business operations of its own and therefore its assets consist primarily of investments in subsidiaries. Vantiv Inc.'s cash inflows are primarily from cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third Bank ("Fifth Third") consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. These consent rights require the approval of Fifth Third for certain significant matters, including the payment of all distributions by Vantiv Holding other than certain permitted distributions, which relate primarily to the payment of tax distributions and tax-related obligations. As a result, Vantiv, Inc. may not be able to access cash generated by its subsidiaries in order to fulfill cash commitments or to pay cash dividends on its common stock. The amounts available to Vantiv, Inc. to fulfill cash commitments or to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. For a discussion on the tax receivable agreements, see Note 7- Tax Receivable Agreements in the consolidated financial statements and notes of Vantiv, Inc. appearing in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTIV, INC.

Dated:	February 12, 2015	By:	/s/ CHARLES D. DRUCKER
Name: Charles D. Drucker
Title: President and Chief Executive Officer

Dated:	February 12, 2015	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES D. DRUCKER	Chief Executive Officer, President and Director	February 12, 2015
Charles D. Drucker	(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH	Sr. Executive Vice President and Chief Operating & Financial Officer and Director	February 12, 2015
Mark L. Heimbouch	(Principal Financial Officer)

/s/ JEFFREY STIEFLER	Chairman	February 12, 2015
Jeffrey Stiefler

/s/ LEE ADREAN	Director	February 12, 2015
Lee Adrean

/s/ GREG CARMICHAEL	Director	February 12, 2015
Greg Carmichael

/s/ GARY L. LAUER	Director	February 12, 2015
Gary L. Lauer

/s/ KEVIN COSTELLO	Director	February 12, 2015
Kevin Costello

/s/ DAVID MUSSAFER	Director	February 12, 2015
David Mussafer

/s/ DAVID KARNSTEDT	Director	February 12, 2015
David Karnstedt

/s/ DANIEL POSTON	Director	February 12, 2015
Daniel Poston

/s/ THOMAS RYAN	Director	February 12, 2015
Thomas Ryan

	Director	February 12, 2015
Lisa Hook

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Master Investment Agreement among Fifth Third Bank, Fifth Third Financial Corporation, Advent-Kong Blocker Corp., Vantiv Holding, LLC (f/k/a FTPS Holding, LLC) and Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC) dated March 27, 2009 and as amended June 30, 2009.	S-1/A	333-177875	2.1	November 10, 2011
2.2	Agreement and Plan of Merger by and among NPC Group, Inc., FTPS-BG Acquisition Corp., Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC), and National Processing Holdings, LLC dated September 15, 2010.	S-1/A	333-177875	2.2	November 10, 2011
2.3	Recapitalization Agreement by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and the Vantiv, Inc. stockholders party thereto.	10-Q	001-35462	2.1	May 8, 2012
2.4	Membership Interest Purchase Agreement, dated as of October 26, 2012, by and among National Processing Company, Vantiv, LLC, Litle & Co. LLC, Litle Holdings LLC, the members named therein and Thomas J. Litle IV, as members' representative.	S-1	333-185222	2.4	November 30, 2012
2.5	Transaction Agreement, dated as of May 12, 2014, by and among Vantiv, Inc., National Processing Company, Mars Merger Sub, LLC, Vantiv, LLC, SLP III Quicksilver Feeder I, L.P., Mercury Payment Systems, LLC and Silver Lake Partners III DE, L.P.	8-K	001-35462	2.1	May 16, 2014
3.1	Amended and Restated Certificate of Incorporation of Vantiv, Inc.	10-Q	001-35462	3.1	May 8, 2012
3.2	Amended and Restated Bylaws of Vantiv, Inc.	10-Q	001-35462	3.2	October 30, 2014
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-177875	4.1	March 14, 2012
10.1	Second Amended and Restated Limited Liability Company Agreement of Vantiv Holding, LLC.	10-Q	001-35462	10.1	May 8, 2012
10.2	Advancement Agreement by and among Vantiv Holding, LLC and Vantiv, Inc.	10-Q	001-35462	10.2	May 8, 2012
10.3	Exchange Agreement among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units from time to time party thereto.	10-Q	001-35462	10.3	May 8, 2012
10.4	Registration Rights Agreement by and among Vantiv, Inc. and the stockholders party thereto.	10-Q	001-35462	10.4	May 8, 2012
10.5	Warrant issued by Vantiv Holding, LLC (f/k/a FTPS Holding, LLC) to Fifth Third Bank.	10-Q	001-35462	10.5	May 8, 2012
10.6	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank and FTPS Partners, LLC.	10-Q	001-35462	10.6	May 8, 2012
10.7	Tax Receivable Agreement by and among Vantiv, Inc., the Advent Stockholders and Advent International Corporation.	10-Q	001-35462	10.7	May 8, 2012
10.7.1	Tax Receivable Termination Agreement, dated October 23, 2013, by and among Vantiv, Inc., the Advent Stockholders and Advent International Corporation.	10-Q	001-35462	10.1	October 24, 2013
10.8	Tax Receivable Agreement by and between Vantiv, Inc. and JPDN Enterprises, LLC.	10-Q	001-35462	10.8	May 8, 2012
10.8.1	Tax Receivable Termination Agreement, dated October 23, 2013, by and between Vantiv, Inc. and JPDN Enterprises, LLC.	10-Q	001-35462	10.2	October 24, 2013
10.9	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, the Advent Stockholders, Advent International Corporation and JPDN Enterprises, LLC.	10-Q	001-35462	10.9	May 8, 2012
10.10	Amendment and Restatement Agreement, dated as of June 13, 2014, among Vantiv, LLC, Vantiv Holding, LLC, the other Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto.	8-K	001-35462	10.1	June 19, 2014
10.11	Amended and Restated Loan Agreement, dated as of June 13, 2014, by and among Vantiv, LLC, various lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other agents party thereto.	10-Q	001-35462	10.2	July 31, 2014
10.12+	Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.1	November 1, 2012

10.12.1+	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for Holders of Phantom Units under the Vantiv Holding, LLC Management Phantom Equity Plan.	S-1/A	333-177875	10.24	March 5, 2012
10.12.2+	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for the Chief Executive Officer.	S-1/A	333-177875	10.38	March 14, 2012
10.12.3+	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under the Vantiv, Inc. 2012 Equity Incentive Plan.	S-1/A	333-177875	10.39	March 14, 2012
10.12.4+	Form of Restricted Stock Unit Award Agreement for Carlos Lima under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.15	February 20, 2013
10.12.5+	Form of Stock Option Grant Notice and Option Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.1	May 6, 2013
10.12.6+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.2	May 6, 2013
10.12.7+	Form of Performance Share Award Notice and Performance Share Unit Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.3	May 6, 2013
10.13+	Vantiv, LLC Executive Severance Plan.	S-1/A	333-177875	10.25	March 14, 2012
10.14+	Amended and Restated Offer Letter, dated March 15, 2012, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.26	March 16, 2012
10.15+	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Mark L. Heimbouch.	S-1/A	333-177875	10.27	March 14, 2012
10.16+	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Donald Boeding.	S-1/A	333-177875	10.34	March 14, 2012
10.17+	Amended and Restated Offer Letter, dated February 27, 2012, by and between Vantiv, LLC and Royal Cole.	S-1/A	333-177875	10.35	March 14, 2012
10.18+	Offer Letter, dated May 30, 2012, by and between Vantiv, LLC and Carlos Lima.	10-K	001-35462	10.30	February 20, 2013
10.19+	Non-Competition, Non-Solicitation and Confidentiality Agreement made as of June 30, 2009, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.28	March 5, 2012
10.20+	Form of Vantiv, LLC Non-Competition, Non-Solicitation and Confidentiality Agreement for executive officers.	S-1/A	333-177875	10.29	March 5, 2012
10.21+	Form of Indemnification Agreement.	S-1/A	333-177875	10.37	March 16, 2012
10.22†	Referral Agreement, dated June 30, 2009, by and between Vantiv, LLC and Fifth Third Bancorp.	S-1/A	333-177875	10.11	March 14, 2012
10.23†	Master Services Agreement, dated as of June 30, 2009, by and between Fifth Third Bancorp and Vantiv, LLC.	S-1/A	333-177875	10.12	March 14, 2012
10.23.1†	Amendment No. 1 to the Master Services Agreement between Vantiv, LLC and Fifth Third Bancorp.	S-1/A	333-177875	10.13	March 14, 2012
10.24†	Clearing, Settlement and Sponsorship Services Agreement, dated June 30, 2009, by and between Vantiv, LLC and Fifth Third Bank.	S-1/A	333-177875	10.14	March 14, 2012
10.25	Stock Repurchase Agreement, dated as of May 6, 2013	8-K	001-35462	10.1	May 9, 2013
10.26	Tax Receivable Agreement, dated as of May 12, 2014, by and among NPC Group, Inc.; Silver Lake Partners III DE, LP; SLP III Quicksilver Feeder I, LP; Silver Lake Technology Investors III, L.P.; MPS 1, Inc.; Mercury Payment Systems II, LLC; Vantiv, LLC; and certain other parties listed on Schedule B thereto.	8-K	001-35462	10.3	June 19, 2014
10.27+	Mercury Payment Systems, LLC 2010 Unit Incentive Plan, as Restated and Assumed by Vantiv, Inc.	S-8	333-196911	4.3	June 19, 2014
11.1	Statement re computation of per share earnings (incorporated by reference to Notes to the Financial Statements included in Part II of this Report).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

†	Confidential treatment granted as to certain portions by the SEC.

+	Indicates a management contract or compensatory plan.