Form 10-Q
period 2015-03-31
Vantiv, Inc.
filed 2015-04-30
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of March 31, 2015, there were 145,954,701 shares of the registrant’s Class A common stock outstanding and 43,042,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2015

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "continue," "could," "should," "can have," "likely," or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factors" section of our most recent Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
External customers	$686,376	$518,312
Related party revenues	19,235	19,266
Total revenue	705,611	537,578
Network fees and other costs	331,146	249,046
Sales and marketing	116,055	78,444
Other operating costs	68,739	60,369
General and administrative	47,843	32,606
Depreciation and amortization	67,802	49,846
Income from operations	74,026	67,267
Interest expense—net	(26,011)	(10,554)
Non-operating expenses	(8,766)	—
Income before applicable income taxes	39,249	56,713
Income tax expense	12,253	15,622
Net income	26,996	41,091
Less: Net income attributable to non-controlling interests	(8,007)	(12,955)
Net income attributable to Vantiv, Inc.	$18,989	$28,136
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.13	$0.20
Diluted	$0.13	$0.18
Shares used in computing net income per share of Class A common stock:
Basic	144,530,704	138,228,839
Diluted	200,715,138	198,949,977

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$26,996	$41,091
Other comprehensive income, net of tax:
Loss on cash flow hedges and other	(7,370)	(1,653)
Comprehensive income	19,626	39,438
Less: Comprehensive income attributable to non-controlling interests	(5,632)	(12,379)
Comprehensive income attributable to Vantiv, Inc.	$13,994	$27,059

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$239,538	$411,568
Accounts receivable—net	566,603	607,674
Related party receivable	6,654	6,164
Settlement assets	146,951	135,422
Prepaid expenses	28,068	26,906
Other	31,063	27,002
Total current assets	1,018,877	1,214,736
Customer incentives	39,124	39,210
Property, equipment and software—net	276,521	281,715
Intangible assets—net	987,585	1,034,692
Goodwill	3,293,687	3,291,366
Deferred taxes	426,847	429,623
Other assets	41,782	44,741
Total assets	$6,084,423	$6,336,083
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$253,185	$299,771
Related party payable	2,684	2,035
Settlement obligations	488,128	501,042
Current portion of note payable to related party	10,353	10,353
Current portion of note payable	106,148	106,148
Current portion of tax receivable agreement obligations to related parties	33,650	22,789
Current portion of tax receivable agreement obligations	20,814	—
Deferred income	9,084	5,480
Current maturities of capital lease obligations	8,916	8,158
Other	9,181	7,557
Total current liabilities	942,143	963,333
Long-term liabilities:
Note payable to related party	188,933	191,521
Note payable	2,860,359	3,085,716
Tax receivable agreement obligations to related parties	563,607	597,273
Tax receivable agreement obligations	138,615	152,420
Capital lease obligations	12,533	14,779
Deferred taxes	31,980	24,380
Other	14,940	6,075
Total long-term liabilities	3,810,967	4,072,164
Total liabilities	4,753,110	5,035,497
Commitments and contingencies (See Note 7 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 145,954,701 shares outstanding at March 31, 2015; 145,455,008 shares outstanding at December 31, 2014	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 43,042,826 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	658,684	629,353
Retained earnings	347,347	328,358
Accumulated other comprehensive loss	(8,763)	(3,768)
Treasury stock, at cost; 2,569,125 shares at March 31, 2015 and 2,173,793 shares at December 31, 2014	(66,549)	(50,931)
Total Vantiv, Inc. equity	930,720	903,013
Non-controlling interests	400,593	397,573
Total equity	1,331,313	1,300,586
Total liabilities and equity	$6,084,423	$6,336,083
 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net income	$26,996	$41,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	67,802	49,846
Amortization of customer incentives	3,872	1,894
Amortization and write-off of debt issuance costs	3,606	1,170
Share-based compensation expense	11,623	8,939
Excess tax benefit from share-based compensation	(11,594)	(7,845)
Tax receivable agreements non-cash items	7,009	—
Change in operating assets and liabilities:
Accounts receivable and related party receivable	40,577	(1,038)
Net settlement assets and obligations	(24,443)	(6,065)
Customer incentives	(5,651)	(3,873)
Prepaid and other assets	(4,644)	1,524
Accounts payable and accrued expenses	(17,569)	(1,303)
Payable to related party	649	(592)
Other liabilities	3,608	948
Net cash provided by operating activities	101,841	84,696
Investing Activities:
Purchases of property and equipment	(15,669)	(28,941)
Acquisition of customer portfolios and related assets	(1,425)	(17,394)
Net cash used in investing activities	(17,094)	(46,335)
Financing Activities:
Repayment of debt and capital lease obligations	(230,823)	(24,607)
Proceeds from exercise of Class A common stock options	6,030	236
Repurchase of Class A common stock	—	(34,366)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(15,618)	(13,289)
Payments under tax receivable agreements	(22,805)	(8,639)
Excess tax benefit from share-based compensation	11,594	7,845
Distributions to non-controlling interests	(2,528)	—
Decrease in cash overdraft	(2,627)	—
Net cash used in financing activities	(256,777)	(72,820)
Net decrease in cash and cash equivalents	(172,030)	(34,459)
Cash and cash equivalents—Beginning of period	411,568	171,427
Cash and cash equivalents—End of period	$239,538	$136,968
Cash Payments:
Interest	$24,548	$9,518
Taxes	4,561	12,756

 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests
Beginning Balance, January 1, 2015	$1,300,586	145,455	$1	43,043	$—	2,174	$(50,931)	$629,353	$328,358	$(3,768)	$397,573
Net income	26,996	—	—	—	—	—	—	—	18,989	—	8,007
Issuance of Class A common stock under employee stock plans, net of forfeitures	6,030	895	—	—	—	—	—	6,030	—	—	—
Tax benefit from employee share-based compensation	11,594	—	—	—	—	—	—	11,594	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(15,618)	(395)	—	—	—	395	(15,618)	—	—	—	—
Unrealized loss on hedging activities and other, net of tax	(7,370)	—	—	—	—	—	—	—	—	(4,995)	(2,375)
Distributions to non-controlling interests	(2,528)	—	—	—	—	—	—	—	—	—	(2,528)
Share-based compensation	11,623	—	—	—	—	—	—	8,975	—	—	2,648
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	2,732	—	—	(2,732)
Ending Balance, March 31, 2015	$1,331,313	145,955	$1	43,043	$—	2,569	$(66,549)	$658,684	$347,347	$(8,763)	$400,593

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include those of Vantiv, Inc. and all subsidiaries thereof, including its majority-owned subsidiary, Vantiv Holding, LLC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in connection with the Company's 2014 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated.

As of March 31, 2015, Vantiv, Inc. and Fifth Third Bank ("Fifth Third") owned interests in Vantiv Holding of 77.23% and 22.77%, respectively (see Note 6 - Controlling and Non-controlling Interests for changes in non-controlling interests).

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

attributable to non-controlling interests." Non-controlling interests are presented as a component of equity in the accompanying consolidated statements of financial position.

Share Repurchase Program

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. We have approximately $275 million of share repurchase authority remaining as of March 31, 2015 under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

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

The Company follows guidance provided in ASC 605-45, Principal Agent Considerations. ASC 605-45, Principal Agent Considerations, which states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation. The Company recognizes processing revenues net of interchange fees, which are assessed to the Company’s merchant customers on all processed transactions. Interchange rates are not controlled by the Company, which effectively acts as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and its processing customers. All other revenue is reported on a gross basis, as the Company contracts directly with the end customer, assumes the risk of loss and has pricing flexibility.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Expenses

Set forth below is a brief description of the components of the Company’s expenses:

•
Network fees and other costs primarily consist of certain expenses incurred by the Company in connection with providing processing services to its clients which are passed through to its clients, including Visa and MasterCard network association fees, payment network fees, third party processing fees, telecommunication charges, postage and card production costs.

•
Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, residual payments made to ISOs and referral partners, and advertising and promotional costs.

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

•
Non-operating expenses during the three months ended March 31, 2015 primarily relate to the change in fair value of a tax receivable agreement (see Note 8 - Fair Value Measurements) and the write-off of deferred financing fees and original issue discount ("OID") associated with a $200 million early principal payment on the term B loan in January 2015 (see Note 4 - Long-Term Debt).

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards and performance awards is measured based on the market price of the Company’s stock on the grant date. For the three months ended March 31, 2015 and 2014 total share-based compensation expense was $11.6 million and $8.9 million, respectively.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Vantiv, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Vantiv, Inc.,

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 9 - Net Income Per Share for further discussion.

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. These consent rights require the approval of Fifth Third for certain significant matters, including the payment of all distributions by Vantiv Holding other than certain permitted distributions, which relate primarily to the payment of tax distributions and tax-related obligations. The amounts available to Vantiv, Inc. to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company's consolidated net assets are held at the subsidiary level and are restricted as of March 31, 2015.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of March 31, 2015 and December 31, 2014, the Company had recorded no valuation allowances against deferred tax assets.

The Company's consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company's effective tax rates were 31.2% and 27.5%, respectively, for the three months ended March 31, 2015 and 2014. The effective tax rate for each period reflects the impact of the Company's non-controlling interests.

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents. Cash equivalents consist primarily of overnight EuroDollar sweep accounts which are maintained at reputable financial institutions with high credit quality and therefore are considered to bear minimal credit risk.

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of March 31, 2015 and December 31, 2014, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 5 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of March 31, 2015 and December 31, 2014 was $208.0 million and $202.8 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2014 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of March 31, 2015.

Intangible assets consist of acquired customer relationships, trade names and customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of March 31, 2015, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tax Receivable Agreements

As of March 31, 2015, the Company is party to tax receivable agreements ("TRAs") with Fifth Third, which were executed in connection with its initial public offering ("IPO"). One provides for the payment by the Company to Fifth Third of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third or from the future exchange of units by Fifth Third for cash or shares of the Company's Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of the Company's income. The other tax receivable agreement provides for the payment by the Company to Fifth Third of 85% of the amount of cash savings according to Fifth Third's respective ownership interests in Vantiv Holding immediately prior to our initial public offering, if any, in U.S. federal, state, local and foreign income tax that National Processing Company ("NPC") actually realizes as a result of its use of its net operating losses ("NOLs") and other tax attributes.

Simultaneously and in connection with the completion of the acquisition of Mercury Payment Systems, LLC ("Mercury"), the Company entered into a TRA (the "Mercury TRA") with pre-acquisition owners of Mercury (the "Mercury TRA Holders"). The Mercury TRA generally provides for the payment by the Company to the Mercury TRA Holders of 85% of the value of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increase in tax basis of the assets of Mercury and the use of the net operating losses and other tax attributes of Mercury. The Mercury TRA is considered contingent consideration under ASC 805, Business Combinations ("ASC 805") as it is part of the consideration payable to the former owners of Mercury. In accordance with ASC 805, the contingent consideration is initially measured at fair value at the acquisition date and recorded as a liability. The Mercury TRA liability is therefore recorded at fair value based on estimates of discounted future cash flows associated with estimated payments to the Mercury TRA Holders. The liability recorded by the Company for the Mercury TRA obligations will be re-measured at fair value at each reporting date with the change in fair value recognized in earnings as a non-operating expense.

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes (See Note 8 - Fair Value Measurements).

Payments under each of the TRAs discussed above are required to the extent the Company realizes cash savings as a result of the underlying tax attributes. The cash savings realized by the Company are computed by comparing the Company's actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed above. The Company retains the benefit of the remaining 15% of these tax savings.

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year. A payment under the TRA obligations of approximately $22.8 million was paid during January 2015. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRAs for an amount based on the agreed payments remaining to be made under the agreements.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, "Revenue From Contracts With Customers." The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The amendment provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption prohibited. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. In April 2015, the FASB proposed a one-

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

year deferral of this standard. The Company is currently evaluating which transition approach to use and assessing the impact of the adoption of this principle on the Company's consolidated financial statements.

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

The acquisition was accounted for as a business combination under ASC 805. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, a significant portion of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset. The table below presents an updated purchase price allocation from the preliminary amounts reported as of December 31, 2014 (in thousands):

Cash acquired	$22,485
Current assets	47,417
Property, equipment and software	32,257
Intangible assets	391,100
Goodwill	1,350,074
Deferred tax assets	16,626
Other non-current assets	1,176
Current and non-current liabilities	(42,096)
Total purchase price	$1,819,039

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company’s continuing review of matters related to the acquisition. The Company expects to complete the purchase price allocation as soon as practicable, but no later than one year from the acquisition date.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following pro forma information shows the Company’s results of operations for the three months ended March 31, 2014 as if the Mercury acquisition had occurred January 1, 2013. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date, nor is it intended to be indicative of future operating results.

Three Months Ended March 31, 2014
(Pro forma)
(in thousands, except share data)
Total revenue	$616,268
Income from operations	66,187
Net income including non-controlling interests	31,365
Net income attributable to Vantiv, Inc.	20,914
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.15
Diluted	$0.13
Shares used in computing net income per share of Class A common stock:
Basic	138,228,839
Diluted	198,949,977

The pro forma results include certain pro forma adjustments that were directly attributable to the business combination as follows:

•	additional amortization expense that would have been recognized relating to the acquired intangible assets, and

•	an adjustment of interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of Mercury historical debt.

3. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2014	$2,716,516	$574,850	$3,291,366
Goodwill attributable to acquisition of Mercury (1)	2,321	—	2,321
Balance as of March 31, 2015	$2,718,837	$574,850	$3,293,687

(1) Amount represents adjustments to goodwill associated with the acquisition of Mercury as a result of an update to the purchase price allocation, primarily related to revisions of certain estimates from the preliminary amounts reported as of December 31, 2014.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2015 and December 31, 2014, the Company's intangible assets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Customer relationship intangible assets	$1,596,581	$1,596,581
Trade names - finite lived	65,833	65,833
Customer portfolios and related assets	59,508	57,383
	1,721,922	1,719,797

Less accumulated amortization on:
Customer relationship intangible assets	697,566	655,017
Trade names - finite lived	7,502	5,105
Customer portfolios and related assets	29,269	24,983
	734,337	685,105
	$987,585	$1,034,692

Customer portfolios and related assets acquired during the three months ended March 31, 2015 have a weighted-average amortization period of 4.4 years. Amortization expense on intangible assets for the three months ended March 31, 2015 and 2014 was $49.2 million and $33.3 million, respectively.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

Nine months ending December 31, 2015	$141,911
2016	176,702
2017	163,045
2018	155,074
2019	147,671
2020	82,735

4. LONG-TERM DEBT

As of March 31, 2015 and December 31, 2014, the Company’s debt consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
$2,050.0 million term A loan, maturing on June 13, 2019, and bearing interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 2.17% at March 31, 2015) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters, 1.875% per quarter during the next four quarters and 2.50% during the next three quarters with a balloon payment due at maturity	$1,973,125	$1,998,750
$1,400.0 million term B loan, maturing on June 13, 2021, and bearing interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (300 basis points) (total rate of 3.75% at March 31, 2015) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity	1,189,500	1,393,000
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at March 31, 2015)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(116,501)	(116,501)
Less: Original issue discount	(6,963)	(8,143)
Note payable and note payable to related party	$3,049,292	$3,277,237

2014 Debt Refinancing

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement ("Amended Loan Agreement"). The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the prior term A loan with an outstanding balance of approximately $1.8 billion as of the date of refinancing. The prior revolving credit facility was also terminated. The maturity date and debt service requirements relating to the new term A and term B loans are listed in the table above. The new revolving credit facility matures in June 2019 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year. There were no outstanding borrowings on the revolving credit facility at March 31, 2015.

As of March 31, 2015 and December 31, 2014, Fifth Third held $199.3 million and $201.9 million, respectively, of the term A loans.

On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan. The Company expensed approximately $1.8 million in non-operating expenses related to the write-off of deferred financing fees and OID in connection with the early principal payment.
Guarantees and Security

The Company's debt obligations at March 31, 2015 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $10 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At March 31, 2015, the Company was in compliance with these financial covenants.

5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of March 31, 2015 and December 31, 2014, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. These swaps are designated as cash flow hedges for accounting purposes.

Accounting for Derivative Instruments

The Company recognizes derivatives in other current and non-current assets or liabilities in the accompanying consolidated statements of financial position at their fair values. Refer to Note 8 - Fair Value Measurements for a detailed discussion of the fair value of its derivatives. The Company designates its interest rate swaps as cash flow hedges of forecasted interest rate payments related to its variable-rate debt.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of March 31, 2015, the Company had a total of 18 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 18 outstanding interest rate swaps, 12 of them cover an exposure period from June 2014 through June 2017 and have a combined notional balance of $1.3 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 7 of the 18 outstanding interest rate swaps with notional balances ranging from $318.8 million to $250.0 million.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	March 31, 2015	December 31, 2014
Interest rate swaps	Other long-term assets	$—	$104
Interest rate swaps	Other current liabilities	6,714	5,205
Interest rate swaps	Other long-term liabilities	11,063	2,283

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of March 31, 2015, the Company estimates that $7.0 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

The table below presents the effect of the Company’s interest rate swaps on the accompanying consolidated statements of income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Derivatives in cash flow hedging relationships:
Amount of loss recognized in OCI (effective portion) (1)	$(11,435)	$(2,599)
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	(1,041)	(335)
Amount of loss recognized in earnings (2)	(1)	(158)

(1)	"OCI" represents other comprehensive income.

(2)	Amount represents hedge ineffectiveness and is recorded as a component of interest expense-net in the accompanying consolidated statement of income.

Credit Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $19.3 million. As of March 31, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $19.3 million.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. CONTROLLING AND NON-CONTROLLING INTERESTS

The Company has various non-controlling interests that are accounted for in accordance with ASC 810, Consolidation ("ASC 810"). As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Vantiv, Inc. owns a controlling interest in Vantiv Holding, and therefore consolidates the financial results of Vantiv Holding and its subsidiaries and records non-controlling interest for the economic interests in Vantiv Holding held by Fifth Third. In addition, the Company and People's United Bank (“PUB”) formed People’s United Merchant Services (“PUMS”) during May 2014, which represents a joint venture that provides customers a comprehensive suite of payment solutions. Vantiv Holding owns 51% of PUMS and PUB owns 49%. PUMS will be consolidated by the Company in accordance with ASC 810 and records non-controlling interest for the economic interests in PUMS held by PUB.

As of March 31, 2015, Vantiv, Inc.’s interest in Vantiv Holding was 77.23%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2014	145,455,008	43,042,826	188,497,834
% of ownership	77.17%	22.83%
Equity plan activity (a)	499,693	—	499,693
As of March 31, 2015	145,954,701	43,042,826	188,997,527
% of ownership	77.23%	22.77%

(a)
Includes stock issued under the equity plans less Class A common stock withheld to satisfy employee tax withholding obligations upon vesting or exercise of employee equity awards and forfeitures of restricted Class A common stock awards.

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $2.7 million was recognized during the three months ended March 31, 2015 in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on changes in the proportionate ownership interests in Vantiv Holding since December 31, 2014.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$26,996	$41,091
Items not allocable to non-controlling interests:
Vantiv, Inc. expenses (a)	7,810	9,192
Vantiv Holding net income	$34,806	$50,283
Net income attributable to non-controlling interests of Fifth Third (b)	$7,903	$12,955
Net income attributable to PUMS non-controlling interest (c)	104	—
Total net income attributable to non-controlling interests	$8,007	$12,955

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

In connection with the separation from Fifth Third, Fifth Third received a warrant that allows for the purchase of up to 20.4 million Class C Non-Voting Units of Vantiv Holding. The warrant is exercisable, in whole or in part, and from time to time, but not during a restricted period. A restricted period means a period during which Vantiv Holding (or any successor thereto) is treated as a partnership for U.S. federal income tax purposes; provided that the restricted period shall terminate upon the earlier of (i) a change of control, and (ii) in the event Vantiv, Inc. is no longer a public company owning Vantiv Holding, both as defined in

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the warrant agreement. The warrant expires upon the earliest to occur of the 20th anniversary of the issue date or a change of control where the price paid per unit in such change of control minus the exercise price of the warrant is less than zero. Fifth Third is entitled to purchase the underlying Units of the warrant at a price of $15.98 per unit. The warrant was valued at approximately $65.4 million at June 30, 2009, the issuance date, using a Black-Scholes option valuation model using probability weighted scenarios. The warrant is recorded as a component of the non-controlling interest on the accompanying statements of financial position as of March 31, 2015 and December 31, 2014.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$—	$—	$—	$104	$—
Liabilities:
Interest rate swaps	$—	$17,777	$—	$—	$7,488	$—
Mercury TRA	—	—	159,429	—	—	152,420

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$3,165,793	$3,149,238	$3,393,738	$3,310,181

We consider that the carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value (Level 1) given the short-term nature of these items. The fair value of the Company’s note payable was

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015 and December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 5 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable inputs used in the fair value measurement of the Mercury TRA are the discount rate, projections of Mercury taxable income and effective tax rates for Mercury. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The Company recorded non-operating expenses of $7.0 million related to the change in fair value during the three months ended March 31, 2015. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the Mercury TRA.

9.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to Vantiv, Inc. by the weighted-average shares of Class A common stock outstanding during the period.

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third's non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding ("Class B units"), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an "if-converted" basis. Due to the Company's structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company's income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. The adjusted effective tax rate used in the calculation was 36.0% for the three months ended March 31, 2015 and 36.5% for the three months ended March 31, 2014. As of March 31, 2015 and 2014, there were approximately 43.0 million and 48.8 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, potentially dilutive securities during the three months ended March 31, 2015 and 2014 included restricted stock awards, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options and performance share awards.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended March 31,
	2015	2014
Basic:
Net income attributable to Vantiv, Inc.	$18,989	$28,136
Shares used in computing basic net income per share:
Weighted-average Class A common shares	144,530,704	138,228,839
Basic net income per share	$0.13	$0.20
Diluted:
Consolidated income before applicable income taxes	$39,249	$56,713
Income tax expense excluding impact of non-controlling interest	14,130	20,700
Net income attributable to Vantiv, Inc.	$25,119	$36,013
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	144,530,704	138,228,839
Weighted-average Class B units of Vantiv Holding	43,042,826	48,822,826
Warrant	11,377,450	10,007,028
Restricted stock awards	1,206,484	1,826,035
Stock options	557,674	65,249
Diluted weighted-average shares outstanding	200,715,138	198,949,977
Diluted net income per share	$0.13	$0.18

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the three months ended March 31, 2015 and 2014 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three months ended March 31, 2015
Net change in fair value recorded in accumulated OCI	$(5,288)	$(11,435)	$3,329	$(8,106)	$2,612	$(5,494)	$(10,782)
Net realized loss reclassified into earnings (a)	1,732	1,041	(305)	736	(237)	499	2,231
Other	(212)	—	—	—	—	—	(212)
Net change	$(3,768)	$(10,394)	$3,024	$(7,370)	$2,375	$(4,995)	$(8,763)

Three months ended March 31, 2014
Net change in fair value recorded in accumulated OCI	$(5)	$(2,599)	$704	$(1,895)	$663	$(1,232)	$(1,237)
Net realized loss reclassified into earnings (a)	269	335	(93)	242	(87)	155	424
Net change	$264	$(2,264)	$611	$(1,653)	$576	$(1,077)	$(813)

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI Attributable to non-controlling interests	Net income attributable to non-controlling interests

(1) The three months ended March 31, 2015 and 2014 reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and is recorded in interest expense-net.

11. SEGMENT INFORMATION

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

	Three Months Ended March 31, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$586,712	$118,899	$705,611
Network fees and other costs	296,030	35,116	331,146
Sales and marketing	110,175	5,880	116,055
Segment profit	$180,507	$77,903	$258,410

	Three Months Ended March 31, 2014
	Merchant Services	Financial Institution Services	Total
Total revenue	$418,766	$118,812	$537,578
Network fees and other costs	213,440	35,606	249,046
Sales and marketing	71,751	6,693	78,444
Segment profit	$133,575	$76,513	$210,088

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Total segment profit	$258,410	$210,088
Less: Other operating costs	(68,739)	(60,369)
Less: General and administrative	(47,843)	(32,606)
Less: Depreciation and amortization	(67,802)	(49,846)
Less: Interest expense—net	(26,011)	(10,554)
Less: Non-operating expenses	(8,766)	—
Income before applicable income taxes	$39,249	$56,713

* * * * *

Vantiv, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Vantiv, Inc. ("Vantiv", "we", "us", "our", or the "company" refer to Vantiv, Inc. and its consolidated subsidiaries) and outlines the factors that affected recent results, as well as factors that may affect future results. Our actual results in the future may differ materially from those anticipated in these forward looking statements as a result of many factors, including those set forth under "Risk Factors," "Forward Looking Statements" and elsewhere in this report, as well as in our 10-K filed with the SEC on February 12, 2015. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. as well as management's discussion and analysis and consolidated financial statements for the year ended December 31, 2014 included in our most recent Annual Report on Form 10-K.

General

We are the second largest merchant acquirer and the largest PIN debit acquirer by transaction volume, according to the Nilson Report, and a leading payment processor in the United States differentiated by our integrated technology platform, breadth of distribution and superior cost structure. Our integrated technology platform enables us to efficiently provide a comprehensive suite of services to both merchants and financial institutions of all sizes as well as to innovate, develop and deploy new services, while providing us with significant economies of scale. Our broad and varied distribution provides us with a growing and diverse client base of merchants and financial institutions.

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

Executive Overview

Revenue for the three months ended March 31, 2015 increased 31% to $705.6 million from $537.6 million in 2014.

Income from operations for the three months ended March 31, 2015 increased 10% to $74.0 million from $67.3 million in 2014.

Net income for the three months ended March 31, 2015 decreased 34% to $27.0 million from $41.1 million in 2014. Net income attributable to Vantiv, Inc. for the three months ended March 31, 2015 decreased 33% to $19.0 million from $28.1 million in 2014. See the "Results of Operations" section of this management's discussion and analysis for a discussion of our financial results.

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. We have approximately $275 million of share repurchase authority remaining as of March 31, 2015 under this authorization.

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement, or Amended Loan Agreement. The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan maturing in June 2019, a $1.4 billion term B loan maturing in June 2021 and a $425 million revolving credit facility that matures in June 2019. Proceeds from the refinancing were primarily used to fund the acquisition of Mercury Payment Systems, LLC, or Mercury, as further discussed below, and repay the prior term A loan with an outstanding balance of approximately $1.8 billion. On January 6, 2015, we made an early principal payment of $200 million on the term B loan.

Recent Acquisitions

On June 13, 2014, we acquired Mercury for approximately $1.68 billion in cash and $137.9 million in contingent consideration related to a tax receivable agreement, or Mercury TRA, entered into with pre-acquisition owners of Mercury, or Mercury TRA Holders, in connection with the Mercury acquisition. We funded the acquisition by borrowing an additional $1.7 billion through an amendment and refinancing of our senior secured credit facilities as discussed above. Mercury is a payment technology and service leader whose solutions are integrated into point-of-sale software applications and brought to market through dealer and developer partners. This acquisition helps to accelerate our growth in the integrated payments channel. The operations of Mercury are included in our Merchant Services segment operating results.

Our Segments, Revenue and Expenses

Segments

We report our results of operations in two segments, Merchant Services and Financial Institution Services. We evaluate segment performance based upon segment profit, which is defined as net revenue, which represents total revenue less network fees and other costs, less sales and marketing expense attributable to that segment.

Merchant Services

We provide a comprehensive suite of payment processing services to our merchant services clients. We authorize, clear, settle and provide reporting for electronic payment transactions, as further discussed below. Our merchant client base includes over 600,000 merchant locations across the United States and is heavily-weighted in non-discretionary everyday spend categories where spending has generally been more resilient during economic downturns.

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

Financial Institution Services

We provide integrated card issuer processing, payment network processing and value-added services to our financial institution services clients, as further discussed below. Our financial institution client base is generally well diversified and includes approximately 1,400 financial institutions, including regional banks, community banks, credit unions and regional PIN debit networks. We generally focus on small to mid-sized financial institutions with less than $15 billion in assets. Smaller financial institutions generally do not have the scale or infrastructure typical of large financial institutions and are more likely to outsource payment processing needs. We provide a turnkey solution to such institutions to enable them to offer payment processing solutions.

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

Our Financial Institution Services revenues are primarily derived from debit, credit and ATM card transaction processing, ATM driving and support, and PIN debit processing services. Financial Institution Services revenue associated with processing transactions includes per transaction and account related fees, card production fees and fees generated from our Jeanie network. Financial Institution Services revenue is impacted by the number of financial institutions using our services as well as their transaction volume. The number of financial institutions in the United States has declined as a result of prevailing economic conditions and consolidation, as well as other market and regulatory pressures. These factors have contributed to industry-wide pricing compression of the fees that financial institutions are willing to pay for payment processing. Since 2011, pricing compression in the Financial Institution Services segment has represented on average 3% or less of segment net revenue on an annual basis.

Network Fees and Other Costs

Network fees and other costs primarily consist of certain expenses incurred by us in connection with providing processing services to our clients which we pass through to our clients, including Visa and MasterCard network association fees, payment network fees, third party processing expenses, telecommunication charges, postage and card production costs.

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

Expenses

Set forth below is a brief description of the components of our expenses, aside from the network fees and other costs discussed above:

•
Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, residual payments made to ISOs and referral partners, and advertising and promotional costs.

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

•
Non-operating expenses during the three months ended March 31, 2015 primarily relate to the change in fair value of the Mercury TRA and the write-off of deferred financing fees and original issue discount, or OID, associated with a $200 million early principal payment on the term B loan in January 2015.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest in the People's United Merchant Services, or PUMS, joint venture held by People's United Bank, or PUB. Net income attributable to non-controlling interests for the three months ended March 31, 2015 and 2014 was $8.0 million and $13.0 million, respectively.

Factors and Trends Impacting Our Business and Results of Operations

We expect a number of factors will impact our business, results of operations and financial condition. In general, our revenue is impacted by the number and dollar volume of card based transactions which in turn are impacted by general economic conditions, consumer spending and the emergence of new technologies and payment types, such as ecommerce, mobile payments, and prepaid cards. In our Merchant Services segment, our net revenues are impacted by the mix of the size of merchants that we provide services to as well as the mix of transaction volume by merchant category. In our Financial Institution Services segment, our net revenues are also impacted by the mix of the size of financial institutions to which we provide services as well as consolidation and market and industry pressures, which have contributed and are expected to continue to contribute to pricing compression of payment processing fees in this segment. See "Results of Operations" below for a discussion of factors impacting our results in the three months ended March 31, 2015.

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

In calculating pro forma adjusted net income, we make certain non-GAAP adjustments, as well as pro forma adjustments, to adjust our GAAP operating results for the items discussed below. This non-GAAP measure should be considered together with GAAP operating results.

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incurred costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory, conversion and integration services and related personnel costs. Also included are certain costs associated with our separation from Fifth Third in June 2009. In addition, these expenses include costs related to employee termination benefits and other transition activities. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses.

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

Non-operating Expenses

Non-operating expenses were $8.8 million for the three months ended March 31, 2015, which consisted of the change in fair value of the Mercury TRA and the write-off of deferred financing fees and OID associated with a $200 million early principal payment on the term B loan in January 2015.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third's non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate was 36.0% for the three months ended March 31, 2015 and 36.5% for the three months ended March 31, 2014.

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

The table below provides a reconciliation of pro forma adjusted net income to GAAP income before applicable income taxes for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Income before applicable taxes	$39,249	$56,713
Non-GAAP Adjustments:
Transition, acquisition and integration costs	14,674	7,601
Share-based compensation	11,623	8,939
Intangible amortization	47,225	32,248
Non-operating expenses	8,766	—
Non-GAAP Adjusted Income Before Applicable Taxes	121,537	105,501
Pro Forma Adjustments:
Income tax expense adjustment	(43,753)	(38,508)
Tax adjustments	11,692	10,629
Less: JV non-controlling interest	(68)	—
Pro Forma Adjusted Net Income	$89,408	$77,622

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$705,611	$537,578	$168,033	31%
Network fees and other costs	331,146	249,046	82,100	33%
Net revenue	374,465	288,532	85,933	30%
Sales and marketing	116,055	78,444	37,611	48%
Other operating costs	68,739	60,369	8,370	14%
General and administrative	47,843	32,606	15,237	47%
Depreciation and amortization	67,802	49,846	17,956	36%
Income from operations	$74,026	$67,267	$6,759	10%
Non-financial data:
Transactions (in millions)	5,363	4,217		27%

As a Percentage of Net Revenue	Three Months Ended March 31,
	2015	2014
Net revenue	100.0%	100.0%
Sales and marketing	31.0%	27.2%
Other operating costs	18.3%	20.9%
General and administrative	12.8%	11.3%
Depreciation and amortization	18.1%	17.3%
Income from operations	19.8%	23.3%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

Revenue increased 31% to $705.6 million for the three months ended March 31, 2015 from $537.6 million for the three months ended March 31, 2014. The increase was due primarily to transaction growth of 27%, including the impact of the Mercury acquisition, which expanded our integrated payments channel and contributed to higher revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 33% to $331.1 million for the three months ended March 31, 2015 from $249.0 million for the three months ended March 31, 2014. The increase was due primarily to transaction growth of 27%, including the impact of the Mercury acquisition, and to a lesser extent an increase in third party processing costs.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 30% to $374.5 million for the three months ended March 31, 2015 from $288.5 million for the three months ended March 31, 2014 due to the factors discussed above.

 Sales and Marketing

Sales and marketing expense increased 48% to $116.1 million for the three months ended March 31, 2015 from $78.4 million for the three months ended March 31, 2014. The increase was primarily attributable to the Mercury acquisition, higher sales and marketing personnel and related costs and higher residual payments to referral partners as a result of increased revenue.

Other Operating Costs

Other operating costs increased 14% to $68.7 million for the three months ended March 31, 2015 from $60.4 million for the three months ended March 31, 2014. The increase was primarily attributable to the Mercury acquisition and an increase in information technology infrastructure in support of growth initiatives.

General and Administrative

General and administrative expenses increased 47% to $47.8 million for the three months ended March 31, 2015 from $32.6 million for the three months ended March 31, 2014. The increase was primarily attributable to the Mercury acquisition, continued investment in our infrastructure in support of growth initiatives, and increases in acquisition and integration costs and share-based compensation of $7.2 million and $2.7 million, respectively.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased 12% to $18.6 million for the three months ended March 31, 2015 from $16.5 million for the three months ended March 31, 2014. The increase during the period reflects depreciation expense associated with increased capital expenditures during the last year largely related to our continued investment in information technology infrastructure in support of growth initiatives, as well as assets acquired in connection with the Mercury acquisition.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased 48% to $49.2 million for the three months ended March 31, 2015 from $33.3 million for the three months ended March 31, 2014. The increase during the period was primarily attributable to intangible assets acquired in connection with the Mercury acquisition.

Income from Operations

Income from operations increased 10% to $74.0 million for the three months ended March 31, 2015 from $67.3 million for the three months ended March 31, 2014.

Interest Expense—Net

Interest expense—net increased to $26.0 million for the three months ended March 31, 2015 from $10.6 million for the three months ended March 31, 2014. The increase in interest expense—net is primarily attributable to our June 2014 debt refinancing, which resulted in an increase in the amount of outstanding debt, as well as an increase in the applicable interest rates.

Non-Operating Expenses

Non-operating expenses were $8.8 million for the three months ended March 31, 2015, which consisted of the change in fair value of the Mercury TRA of $7.0 million and a $1.8 million write-off of deferred financing fees and OID associated with a $200 million early principal payment on the term B loan in January 2015.

Income Tax Expense

Income tax expense for the three months ended March 31, 2015 was $12.3 million compared to $15.6 million for the three months ended March 31, 2014, reflecting effective rates of 31.2% and 27.5%, respectively.  Our effective rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rates. Further, as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.0%.

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

In the fourth quarter of 2013, we entered into an agreement to terminate and settle in full our obligations to Advent International Corporation, or Advent, and JPDN Enterprises, LLC, or JPDN, under the TRAs. As a result, the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs are reflected in pro forma adjusted net income.

During the three months ended March 31, 2015, the cash savings associated with the TRAs discussed above and retained by us were approximately $9.1 million. The TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

Additionally, as a result of the acquisition of Litle, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the three months ended March 31, 2015, these benefits were approximately $2.6 million. This benefit does not have an impact on our effective tax rate; however, these tax benefits are reflected in pro forma adjusted net income discussed above.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three months ended March 31, 2015 and 2014.

Merchant Services

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$586,712	$418,766	$167,946	40%
Network fees and other costs	296,030	213,440	82,590	39%
Net revenue	290,682	205,326	85,356	42%
Sales and marketing	110,175	71,751	38,424	54%
Segment profit	$180,507	$133,575	$46,932	35%
Non-financial data:
Transactions (in millions)	4,407	3,310		33%

Net Revenue

Net revenue in this segment increased 42% to $290.7 million for the three months ended March 31, 2015 from $205.3 million for the three months ended March 31, 2014. The increase during the three months ended March 31, 2015 was due primarily to transaction growth of 33%, including the impact of the Mercury acquisition, which expanded our integrated payments channel and contributed to higher net revenue per transaction.

Sales and Marketing

Sales and marketing expense increased 54% to $110.2 million for the three months ended March 31, 2015 from $71.8 million for the three months ended March 31, 2014. The increase was primarily attributable to the Mercury acquisition, higher sales and marketing personnel and related costs and higher residual payments to referral partners as a result of increased revenue.

Financial Institution Services

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$118,899	$118,812	$87	—%
Network fees and other costs	35,116	35,606	(490)	(1)%
Net revenue	83,783	83,206	577	1%
Sales and marketing	5,880	6,693	(813)	(12)%
Segment profit	$77,903	$76,513	$1,390	2%
Non-financial data:
Transactions (in millions)	956	907		5%

Net Revenue

Net revenue in this segment increased slightly to $83.8 million for the three months ended March 31, 2015 from $83.2 million for the three months ended March 31, 2014. The slight increase during the three months ended March 31, 2015 was due primarily to an increase in transactions and value-added services revenue. This increase was partially offset by a decrease in net revenue per transaction, which was driven by continued pricing compression and a continuing shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Sales and Marketing

     Sales and marketing expense decreased 12% to $5.9 million for the three months ended March 31, 2015 from $6.7 million for the three months ended March 31, 2014.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. However, because payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus resulting in the TRA having a minimal effect on our liquidity and capital resources. On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan. As of March 31, 2015, our principal sources of liquidity consisted of $239.5 million of cash and cash equivalents and $425.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.2 billion as of March 31, 2015.

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. We have approximately $275 million of share repurchase authority remaining as of March 31, 2015 under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

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

In addition to principal needs for liquidity discussed above, our strategy includes investing in and leveraging our integrated business model and technology platform, broadening and deepening our distribution channels, entry into new geographic markets and development of additional payment processing services. Our near-term priorities for capital allocation include investing in our operations to support organic growth and debt reduction. Long-term priorities remain unchanged and include investing for growth through strategic acquisitions and returning excess capital to shareholders.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$101,841	$84,696
Net cash used in investing activities	(17,094)	(46,335)
Net cash used in financing activities	(256,777)	(72,820)

Cash Flow from Operating Activities

Net cash provided by operating activities was $101.8 million for the three months ended March 31, 2015 as compared to $84.7 million for the three months ended March 31, 2014.  The increase is due primarily to changes in working capital, principally due to the favorable impact of year-over-year changes in accounts receivable, partially offset by the unfavorable impact of accounts payable and accrued expenses and net settlement assets and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $17.1 million for the three months ended March 31, 2015 as compared to $46.3 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in capital expenditures and the acquisition of customer portfolios and related assets.

Cash Flow from Financing Activities

Net cash used in financing activities was $256.8 million for the three months ended March 31, 2015 as compared to $72.8 million for the three months ended March 31, 2014. Cash used in financing activities during the three months ended March 31, 2015 consisted primarily of the repayment of debt and capital leases, including the early principal payment of $200 million on the term B loan on January 6, 2015, payments under the tax receivable agreements and distributions to non-controlling interests. Cash used in financing activities during the three months ended year ended March 31, 2014 consisted primarily of the repayment of debt and capital leases, repurchases of Class A common stock and payments under the tax receivable agreements.

Credit Facilities

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into the Amended Loan Agreement. The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the

Mercury acquisition and repay the prior term A loan. On January 6, 2015, we made an early principal payment of $200 million on the term B loan. At March 31, 2015, the Company has $2.0 billion and $1.2 billion outstanding under the term A and term B loans, respectively, and there were no outstanding borrowings on the Company's revolving credit facility. See additional discussion in Note 4 - Long-Term Debt to the Notes to Unaudited Consolidated Financial Statements.

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

As of March 31, 2015, we were in compliance with these covenants with a leverage ratio of 4.38 to 1.00 and an interest coverage ratio of 8.32 to 1.00.

Interest Rate Swaps

As of March 31, 2015, the Company had a total of 18 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 18 outstanding interest rate swaps, 12 of them cover an exposure period from June 2014 through June 2017 and have a combined notional balance of $1.3 billion (amortizing to $1.1 billion). The remaining six interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 7 of the 18 outstanding interest rate swaps with notional balances ranging from $318.8 million to $250.0 million.

Contractual Obligations

There have been no significant changes to contractual obligations and commitments compared to those disclosed in our Annual Report on Form 10-K as of December 31, 2014, except as noted below.

Borrowings

As a result of the early principal payment of $200 million on the term B loan on January 6, 2015, total principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters are as follows: $154.2 million for the remainder of 2015, $428.4 million during 2016 and 2017, $1,835.7 million during 2018 and 2019, and $1,197.4 million thereafter.

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

During the three months ended March 31, 2015, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2014. Our critical accounting policies and estimates are described fully within Management's Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 12, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

As of March 31, 2015 we had a total of 18 outstanding interest rate swaps. Of the 18 outstanding swaps, 12 of them cover an exposure period from June 2014 through June 2017 and have a combined notional balance of $1.3 billion (amortizing to $1.1 billion). The remaining six interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. As of March 31, 2015, we had $1.9 billion of variable rate debt not subject to a fixed rate swap effective at March 31, 2015.

Based on the amount outstanding under our senior secured credit facilities at March 31, 2015, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps effective at March 31, 2015, would cause an increase or decrease in interest expense of $18.9 million on an annual basis.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of Vantiv. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.  There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2015 to January 31, 2015	13,092	$33.87	—	$275.0
February 1, 2015 to February 28, 2015	15,019	$36.55	—	$275.0
March 1, 2015 to March 31, 2015	367,221	$38.92	—	$275.0

(1) Represents shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2) In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three months ended March 31, 2015, no share repurchases have been transacted under the February 2014 authorization. We have approximately $275 million of share repurchase authority remaining as of March 31, 2015 under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

Item 5. Other Information
On April 28, 2015, Thomas Ryan resigned from our board of directors (the “Board”). Mr. Ryan, an operating partner with Advent International, had served as a director of the Company since our initial public offering. There were no disagreements between the Company and Mr. Ryan that led to his decision to resign.  Following Mr. Ryan’s resignation, the Board decreased its size from 12 to 11 members.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTIV, INC.

April 30, 2015	By:	/s/ Mark L. Heimbouch
Mark. L. Heimbouch
Sr. Executive Vice President and Chief Operating & Financial Officer

/s/ Christopher Thompson
Christopher Thompson
SVP, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1+	Offer Letter, dated August 9, 2013, by and between Vantiv, LLC and Daniela Mielke

10.2+	Agreement and General Release by and between Vantiv, LLC and Carlos Lima

10.3+	Form of Restricted Share Grant Notice and Restricted Share Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan

10.4+	Form of Performance Share Grant Notice and Performance Share Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

+	Indicates a management contract or compensatory plan.