Form 10-Q
period 2015-06-30
Vantiv, Inc.
filed 2015-07-29
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2015, there were 146,178,993 shares of the registrant’s Class A common stock outstanding and 43,042,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2015

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
External customers	$765,564	$588,109	$1,451,940	$1,106,421
Related party revenues	20,431	20,622	39,666	39,888
Total revenue	785,995	608,731	1,491,606	1,146,309
Network fees and other costs	362,349	277,392	693,495	526,438
Sales and marketing	122,925	90,507	238,980	168,951
Other operating costs	76,551	56,754	145,290	117,123
General and administrative	47,060	48,552	94,903	81,158
Depreciation and amortization	67,659	89,041	135,461	138,887
Income from operations	109,451	46,485	183,477	113,752
Interest expense—net	(25,714)	(13,496)	(51,725)	(24,050)
Non-operating expenses	(6,725)	(27,656)	(15,491)	(27,656)
Income before applicable income taxes	77,012	5,333	116,261	62,046
Income tax expense	24,319	2,020	36,572	17,642
Net income	52,693	3,313	79,689	44,404
Less: Net income attributable to non-controlling interests	(16,157)	(4,722)	(24,164)	(17,677)
Net income (loss) attributable to Vantiv, Inc.	$36,536	$(1,409)	$55,525	$26,727
Net income (loss) per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.25	$(0.01)	$0.38	$0.19
Diluted	$0.24	$(0.01)	$0.37	$0.18
Shares used in computing net income (loss) per share of Class A common stock:
Basic	145,566,899	140,451,466	145,051,664	139,346,292
Diluted	201,831,467	140,451,466	201,276,166	150,831,855

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$52,693	$3,313	$79,689	$44,404
Other comprehensive income (loss), net of tax:
Loss on cash flow hedges and other	(330)	(4,166)	(7,700)	(5,819)
Comprehensive income (loss)	52,363	(853)	71,989	38,585
Less: Comprehensive income attributable to non-controlling interests	(16,051)	(3,201)	(21,683)	(15,580)
Comprehensive income (loss) attributable to Vantiv, Inc.	$36,312	$(4,054)	$50,306	$23,005

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$400,782	$411,568
Accounts receivable—net	576,568	607,674
Related party receivable	6,922	6,164
Settlement assets	115,626	135,422
Prepaid expenses	25,353	26,906
Other	31,805	27,002
Total current assets	1,157,056	1,214,736
Customer incentives	49,074	39,210
Property, equipment and software—net	305,853	281,715
Intangible assets—net	959,937	1,034,692
Goodwill	3,366,528	3,291,366
Deferred taxes	422,094	429,623
Other assets	39,588	44,741
Total assets	$6,300,130	$6,336,083
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$305,536	$299,771
Related party payable	2,630	2,035
Settlement obligations	522,626	501,042
Current portion of note payable to related party	10,353	10,353
Current portion of note payable	106,148	106,148
Current portion of tax receivable agreement obligations to related parties	33,650	22,789
Current portion of tax receivable agreement obligations	19,170	—
Deferred income	8,835	5,480
Current maturities of capital lease obligations	17,262	8,158
Other	9,991	7,557
Total current liabilities	1,036,201	963,333
Long-term liabilities:
Note payable to related party	186,345	191,521
Note payable	2,834,135	3,085,716
Tax receivable agreement obligations to related parties	563,607	597,273
Tax receivable agreement obligations	201,630	152,420
Capital lease obligations	36,297	14,779
Deferred taxes	9,969	24,380
Other	38,269	6,075
Total long-term liabilities	3,870,252	4,072,164
Total liabilities	4,906,453	5,035,497
Commitments and contingencies (See Note 7 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 146,178,993 shares outstanding at June 30, 2015; 145,455,008 shares outstanding at December 31, 2014	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 43,042,826 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	668,378	629,353
Retained earnings	383,883	328,358
Accumulated other comprehensive loss	(8,987)	(3,768)
Treasury stock, at cost; 2,579,154 shares at June 30, 2015 and 2,173,793 shares at December 31, 2014	(66,798)	(50,931)
Total Vantiv, Inc. equity	976,477	903,013
Non-controlling interests	417,200	397,573
Total equity	1,393,677	1,300,586
Total liabilities and equity	$6,300,130	$6,336,083
 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net income	$79,689	$44,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	135,461	104,620
Write-off of intangible asset	—	34,267
Amortization of customer incentives	8,183	4,883
Amortization and write-off of debt issuance costs	5,196	28,878
Share-based compensation expense	16,720	20,044
Excess tax benefit from share-based compensation	(13,753)	(9,299)
Tax receivable agreements non-cash items	13,733	1,500
Change in operating assets and liabilities:
Accounts receivable and related party receivable	30,348	(11,865)
Net settlement assets and obligations	41,380	28,423
Customer incentives	(13,342)	(9,850)
Prepaid and other assets	(2,163)	(9,724)
Accounts payable and accrued expenses	46,748	30,179
Payable to related party	595	(310)
Other liabilities	3,582	310
Net cash provided by operating activities	352,377	256,460
Investing Activities:
Purchases of property and equipment	(42,013)	(48,850)
Acquisition of customer portfolios and related assets	(37,154)	(27,068)
Purchase of investments	—	(7,487)
Cash used in acquisitions, net of cash acquired	—	(1,658,694)
Net cash used in investing activities	(79,167)	(1,742,099)
Financing Activities:
Proceeds from issuance of long-term debt	—	3,443,000
Repayment of debt and capital lease obligations	(262,946)	(1,806,241)
Payment of debt issuance cost	—	(38,059)
Proceeds from exercise of Class A common stock options	9,628	321
Repurchase of Class A common stock	—	(34,366)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(15,867)	(14,978)
Payments under tax receivable agreements	(22,805)	(8,639)
Excess tax benefit from share-based compensation	13,753	9,299
Distributions to non-controlling interests	(3,132)	(5,470)
Decrease in cash overdraft	(2,627)	—
Net cash (used in) provided by financing activities	(283,996)	1,544,867
Net (decrease) increase in cash and cash equivalents	(10,786)	59,228
Cash and cash equivalents—Beginning of period	411,568	171,427
Cash and cash equivalents—End of period	$400,782	$230,655
Cash Payments:
Interest	$48,502	$17,445
Income taxes	5,054	17,888
Non-cash Items:
Issuance of tax receivable agreements to related parties	$—	$109,400
Contingent consideration for issuance of tax receivable agreement	—	137,120

 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests
Beginning Balance, January 1, 2015	$1,300,586	145,455	$1	43,043	$—	2,174	$(50,931)	$629,353	$328,358	$(3,768)	$397,573
Net income	79,689	—	—	—	—	—	—	—	55,525	—	24,164
Issuance of Class A common stock under employee stock plans, net of forfeitures	9,628	1,129	—	—	—	—	—	9,628	—	—	—
Tax benefit from employee share-based compensation	13,753	—	—	—	—	—	—	13,753	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(15,867)	(405)	—	—	—	405	(15,867)	—	—	—	—
Unrealized loss on hedging activities and other, net of tax	(7,700)	—	—	—	—	—	—	—	—	(5,219)	(2,481)
Distributions to non-controlling interests	(3,132)	—	—	—	—	—	—	—	—	—	(3,132)
Share-based compensation	16,720	—	—	—	—	—	—	12,912	—	—	3,808
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	2,732	—	—	(2,732)
Ending Balance, June 30, 2015	$1,393,677	146,179	$1	43,043	$—	2,579	$(66,798)	$668,378	$383,883	$(8,987)	$417,200

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

As of June 30, 2015, Vantiv, Inc. and Fifth Third Bank ("Fifth Third") owned interests in Vantiv Holding of 77.25% and 22.75%, respectively (see Note 6 - Controlling and Non-controlling Interests for changes in non-controlling interests).

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

Share Repurchase Program

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. We have approximately $275 million of share repurchase authority remaining as of June 30, 2015 under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

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

•
Non-operating expenses during the three months and six months ended June 30, 2015 primarily relate to the change in fair value of a tax receivable agreement ("TRA") entered into in June 2014 (see Note 8 - Fair Value Measurements). The amounts for the three months and six months ended June 30, 2014 relate to the refinancing of the Company's senior secured credit facilities in June 2014 and the change in fair value of a TRA entered into in June 2014.

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards and performance awards is measured based on the market price of the Company’s stock on the grant date. For the six months ended June 30, 2015 and 2014 total share-based compensation expense was $16.7 million and $20.0 million, respectively.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. These consent rights require the approval of Fifth Third for certain significant matters, including the payment of all distributions by Vantiv Holding other than certain permitted distributions, which relate primarily to the payment of tax distributions and tax-related obligations. The amounts available to Vantiv, Inc. to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company's consolidated net assets are held at the subsidiary level and are restricted as of June 30, 2015.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of June 30, 2015 and December 31, 2014, the Company had recorded no valuation allowances against deferred tax assets.

The Company's consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company's effective tax rates were 31.5% and 28.4%, respectively, for the six months ended June 30, 2015 and 2014. The effective tax rate for each period reflects the impact of the Company's non-controlling interests.

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents. Cash equivalents consist primarily of overnight EuroDollar sweep accounts which are maintained at reputable financial institutions with high credit quality and therefore are considered to bear minimal credit risk.

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of June 30, 2015 and December 31, 2014, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

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

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 5 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of June 30, 2015 and December 31, 2014 was $224.5 million and $202.8 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2014 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of June 30, 2015.

Intangible assets consist of acquired customer relationships, trade names and customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of June 30, 2015, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets. Subsequent to the Mercury acquisition in June 2014, the Company decided to phase out an existing trade name used in the ISO channel within the Merchant Services segment. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the quarter ended June 30, 2014.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Tax Receivable Agreements

As of June 30, 2015, the Company is party to tax receivable agreements ("TRAs") with Fifth Third, which were executed in connection with its initial public offering ("IPO"). One provides for the payment by the Company to Fifth Third of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third or from the future exchange of units by Fifth Third for cash or shares of the Company's Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of the Company's income. The other tax receivable agreement provides for the payment by the Company to Fifth Third of 85% of the amount of cash savings according to Fifth Third's respective ownership interests in Vantiv Holding immediately prior to our initial public offering, if any, in U.S. federal, state, local and foreign income tax that National Processing Company ("NPC") actually realizes as a result of its use of its net operating losses ("NOLs") and other tax attributes.

Simultaneously and in connection with the completion of the acquisition of Mercury Payment Systems, LLC ("Mercury"), the Company entered into a TRA (the "Mercury TRA") with pre-acquisition owners of Mercury (the "Mercury TRA Holders"). The Mercury TRA generally provides for the payment by the Company to the Mercury TRA Holders of 85% of the value of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increase in tax basis of the assets of Mercury and the use of the NOLs and other tax attributes of Mercury. The Mercury TRA is considered contingent consideration under ASC 805, Business Combinations ("ASC 805") as it is part of the consideration payable to the former owners of Mercury. In accordance with ASC 805, the contingent consideration is initially measured at fair value at the acquisition date and recorded as a liability. The Mercury TRA liability is therefore recorded at fair value based on estimates of discounted future cash flows associated with estimated payments to the Mercury TRA Holders. The liability recorded by the Company for the Mercury TRA obligations will be re-measured at fair value at each reporting date with the change in fair value recognized in earnings as a non-operating expense.

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

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year. A payment under the TRA obligations of approximately $22.8 million was paid during January 2015. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRAs for an amount based on the agreed payments remaining to be made under the agreements. See Note 12 - Subsequent Event for discussion of the Repurchase Addendum to the Mercury TRA executed as of July 24, 2015.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Amortization of the costs will continue to be reported as interest expense. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company does not expect the new guidance to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The amendment provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption prohibited. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. In July 2015, the FASB confirmed its decision to defer the effective date of this standard by one year, which makes the standard effective beginning after December 15, 2017. The Company is currently evaluating which transition approach to use and assessing the impact of the adoption of this principle on the Company's consolidated financial statements.

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

During the second quarter of 2015, the Company recorded measurement period adjustments to the trade name and to the Mercury TRA. The adjustment to the trade name, which is included in intangible assets below, is based on a change in the underlying assumptions used to value the trade name due to the refinement of estimates. The trade name was initially assigned a value of $59.1 million and a weighted average estimated useful life of 9.5 years utilizing the relief from royalty method. As a result of a change in the underlying assumptions due to the refinement of estimates, the Company is assigning the trade name a value of $15 million based on a weighted average estimated useful life of 2.5 years. The adjustment to the Mercury TRA is due to a change in the inputs used in determining the fair value of the TRA as a result of refining estimates. Both measurement period adjustments are reflected in the table below and have no effect on the accompanying statement of income.

The following is the final fair value of the purchase price for Mercury (in thousands):

Cash purchase price paid at closing	$1,681,179
Fair value of contingent consideration related to a TRA	192,507
Total purchase price	$1,873,686

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The acquisition was accounted for as a business combination under ASC 805. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, a significant portion of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset. The final purchase price allocation is as follows (in thousands):

Cash acquired	$22,485
Current assets	47,421
Property, equipment and software	32,257
Intangible assets	347,000
Goodwill	1,422,916
Deferred tax assets	43,054
Other non-current assets	767
Current and non-current liabilities	(42,214)
Total purchase price	$1,873,686

The following pro forma information shows the Company’s results of operations for the three months and six months ended June 30, 2014 as if the Mercury acquisition had occurred January 1, 2013. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date, nor is it intended to be indicative of future operating results.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(Pro forma)	(Pro forma)
	(in thousands, except share data)
Total revenue	$689,861	$1,306,129
Income from operations	55,565	121,807
Net income including non-controlling interests	18,811	50,211
Net income attributable to Vantiv, Inc.	10,125	31,065
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.07	$0.22
Diluted	$0.07	$0.21
Shares used in computing net income per share of Class A common stock:
Basic	140,451,466	139,346,292
Diluted	151,524,278	150,831,855

The pro forma results include certain pro forma adjustments that were directly attributable to the business combination as follows:

•	additional amortization expense that would have been recognized relating to the acquired intangible assets,

•	an adjustment of interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of Mercury historical debt, and

•	a reduction in non-operating expenses in the three and six months ended June 30, 2014 for acquisition-related transaction costs and debt refinancing costs incurred by the Company.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2014	$2,716,516	$574,850	$3,291,366
Goodwill attributable to acquisition of Mercury (1)	75,162	—	75,162
Balance as of June 30, 2015	$2,791,678	$574,850	$3,366,528

(1) Amount represents adjustments to goodwill associated with the acquisition of Mercury as a result of the finalization of purchase accounting.

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

Indefinite lived trade names are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Subsequent to the Mercury acquisition in June 2014, the Company decided to phase out an existing trade name used in the ISO channel. The trade name was originally expected to remain in use for the foreseeable future and therefore was deemed an indefinite lived intangible asset not subject to amortization. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the quarter ended June 30, 2014. The trade name was revalued utilizing an income approach using the relief-from-royalty method. The revised fair value of $6.7 million is being amortized on a straight-line basis over the remaining estimated useful life of two years.

The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

As of June 30, 2015 and December 31, 2014, the Company's intangible assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Customer relationship intangible assets	$1,596,581	$1,596,581
Trade names - finite lived	21,733	65,833
Customer portfolios and related assets	125,507	57,383
	1,743,821	1,719,797

Less accumulated amortization on:
Customer relationship intangible assets	739,860	655,017
Trade names - finite lived	9,667	5,105
Customer portfolios and related assets	34,357	24,983
	783,884	685,105
	$959,937	$1,034,692

Customer portfolios and related assets acquired during the six months ended June 30, 2015 have a weighted-average amortization period of 4.9 years. Amortization expense on intangible assets for the three months ended June 30, 2015 and 2014 was $49.6 million and $71.6 million, respectively. Amortization expense on intangible assets for the six months ended June 30,

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2015 and 2014 was $98.8 million and $105.0 million, respectively. For the three and six months ended June 30, 2014, intangible amortization expense included a $34.3 million charge related to the phasing out of a trade name.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

Six months ending December 31, 2015	$100,755
2016	190,415
2017	170,202
2018	161,472
2019	153,530
2020	81,470

4. LONG-TERM DEBT

As of June 30, 2015 and December 31, 2014, the Company’s debt consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
$2,050.0 million term A loan, maturing on June 13, 2019, and bearing interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 2.19% at June 30, 2015) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters, 1.875% per quarter during the next four quarters and 2.50% during the next three quarters with a balloon payment due at maturity	$1,947,500	$1,998,750
$1,400.0 million term B loan, maturing on June 13, 2021, and bearing interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (300 basis points) (total rate of 3.75% at June 30, 2015) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity	1,186,000	1,393,000
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at June 30, 2015)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(116,501)	(116,501)
Less: Original issue discount	(6,650)	(8,143)
Note payable and note payable to related party	$3,020,480	$3,277,237

2014 Debt Refinancing

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement ("Amended Loan Agreement"). The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the prior term A loan with an outstanding balance of approximately $1.8 billion as of the date of refinancing. The prior revolving credit facility was also terminated. The maturity date and debt service requirements relating to the new term A and term B loans are listed in the table above. The new revolving credit facility matures in June 2019 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year. There were no outstanding borrowings on the revolving credit facility at June 30, 2015.

As of June 30, 2015 and December 31, 2014, Fifth Third held $196.7 million and $201.9 million, respectively, of the term A loans.

On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan. The Company expensed approximately $1.8 million in non-operating expenses related to the write-off of deferred financing fees and OID in connection with the early principal payment.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantees and Security

The Company's debt obligations at June 30, 2015 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $10 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At June 30, 2015, the Company was in compliance with these financial covenants.

5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of June 30, 2015 and December 31, 2014, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. These swaps are designated as cash flow hedges for accounting purposes.

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

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of June 30, 2015, the Company had a total of 14 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 14 outstanding interest rate swaps, 8 of them cover an exposure period from June 2015 through June 2017 and have a combined notional balance of $1.2 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 5 of the 14 outstanding interest rate swaps with notional balances ranging from $293.8 million to $250.0 million.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	June 30, 2015	December 31, 2014
Interest rate swaps	Other long-term assets	$—	$104
Interest rate swaps	Other current liabilities	8,062	5,205
Interest rate swaps	Other long-term liabilities	10,180	2,283

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of June 30, 2015, the Company estimates that $8.6 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

The table below presents the effect of the Company’s interest rate swaps on the accompanying consolidated statements of income for the three months and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in OCI (effective portion) (1)	$(1,717)	$(6,234)	$(13,152)	$(8,833)
Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	(1,252)	(483)	(2,293)	(818)
Amount of gain (loss) recognized in earnings (2)	1	156	—	(2)

(1)	"OCI" represents other comprehensive income.

(2)	Amount represents hedge ineffectiveness and is recorded as a component of interest expense-net in the accompanying consolidated statement of income.

Credit Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $19.6 million. As of June 30, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $19.6 million.

6. CONTROLLING AND NON-CONTROLLING INTERESTS

The Company has various non-controlling interests that are accounted for in accordance with ASC 810, Consolidation ("ASC 810"). As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Vantiv, Inc. owns a controlling interest in Vantiv Holding, and therefore consolidates the financial results of Vantiv Holding and its subsidiaries and records non-controlling interest for the economic interests in Vantiv Holding held by Fifth Third. In addition, the Company and People's United Bank (“PUB”) formed People’s United Merchant Services (“PUMS”) during May 2014, which represents a joint venture that provides customers a comprehensive suite of payment solutions. Vantiv Holding owns 51% of PUMS and PUB owns 49%. PUMS is consolidated by the Company in accordance with ASC 810 and records non-controlling interest for the economic interests in PUMS held by PUB.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2015, Vantiv, Inc.’s interest in Vantiv Holding was 77.25%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2014	145,455,008	43,042,826	188,497,834
% of ownership	77.17%	22.83%
Equity plan activity (a)	723,985	—	723,985
As of June 30, 2015	146,178,993	43,042,826	189,221,819
% of ownership	77.25%	22.75%

(a)
Includes stock issued under the equity plans less Class A common stock withheld to satisfy employee tax withholding obligations upon vesting or exercise of employee equity awards and forfeitures of restricted Class A common stock awards.

As a result of changes in ownership interests in Vantiv Holding, adjustments of $2.7 million and $52.8 million were recognized during the six months ended June 30, 2015 and June 30, 2014, respectively, in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on changes in the proportionate ownership interests in Vantiv Holding during those periods.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$52,693	$3,313	$79,689	$44,404
Items not allocable to non-controlling interests:
Vantiv, Inc. expenses (a)	12,587	10,621	20,397	19,814
Vantiv Holding net income	$65,280	$13,934	$100,086	$64,218
Net income attributable to non-controlling interests of Fifth Third (b)	$14,468	$4,421	$22,371	$17,376
Net income attributable to PUMS non-controlling interest (c)	1,689	301	1,793	301
Total net income attributable to non-controlling interests	$16,157	$4,722	$24,164	$17,677

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

In connection with the separation from Fifth Third, Fifth Third received a warrant that allows for the purchase of up to 20.4 million Class C Non-Voting Units of Vantiv Holding. The warrant is exercisable, in whole or in part, and from time to time, but not during a restricted period. A restricted period means a period during which Vantiv Holding (or any successor thereto) is treated as a partnership for U.S. federal income tax purposes; provided that the restricted period shall terminate upon the earlier of (i) a change of control, and (ii) in the event Vantiv, Inc. is no longer a public company owning Vantiv Holding, both as defined in the warrant agreement. The warrant expires upon the earliest to occur of the 20th anniversary of the issue date or a change of control where the price paid per unit in such change of control minus the exercise price of the warrant is less than zero. Fifth Third is entitled to purchase the underlying Units of the warrant at a price of $15.98 per unit. The warrant was valued at approximately $65.4 million at June 30, 2009, the issuance date, using a Black-Scholes option valuation model using probability weighted scenarios. The warrant is recorded as a component of the non-controlling interest on the accompanying statements of financial position as of June 30, 2015 and December 31, 2014.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$—	$—	$—	$104	$—
Liabilities:
Interest rate swaps	$—	$18,242	$—	$—	$7,488	$—
Mercury TRA	—	—	220,800	—	—	152,420

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$3,136,981	$3,130,440	$3,393,738	$3,310,181

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015 and December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 5 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable inputs used in the fair value measurement of the Mercury TRA are the discount rate, projections of Mercury taxable income and effective tax rates for Mercury. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The Company recorded non-operating expenses of $6.7 million and $1.2 million related to the change in fair value during the three months ended June 30, 2015 and 2014, respectively. The Company recorded non-operating expenses of $13.7 million and $1.2 million related to the change in fair value during the six months ended June 30, 2015 and 2014, respectively. See Note 12 - Subsequent Event for discussion of the Repurchase Addendum to the Mercury TRA executed as of July 24, 2015 and Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the Mercury TRA.

9.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to Vantiv, Inc. by the weighted-average shares of Class A common stock outstanding during the period.

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third's non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding ("Class B units"), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an "if-converted" basis. Due to the Company's structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company's income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. The adjusted effective tax rate used in the calculation was 36.0% for 2015 and 36.5% for 2014. As of June 30, 2015 and 2014, there were approximately 43.0 million Class B units outstanding. During the three and six months ended June 30, 2014, approximately 47.0 million and 47.9 million Class B units, respectively, of Vantiv Holding were excluded in computing diluted net income per share because including them would have an antidilutive effect. As the Class B units of Vantiv Holding were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share. Additionally, due to the net loss for the three months ended June 30, 2014, any remaining potentially dilutive securities were also excluded from the denominator in computing diluted net income per share.

In addition to the Class B units discussed above, potentially dilutive securities during the three and six months ended June 30, 2015 and 2014 included restricted stock awards, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options and performance share awards.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Net income (loss) attributable to Vantiv, Inc.	$36,536	$(1,409)	$55,525	$26,727
Shares used in computing basic net income (loss) per share:
Weighted-average Class A common shares	145,566,899	140,451,466	145,051,664	139,346,292
Basic net income (loss) per share	$0.25	$(0.01)	$0.38	$0.19
Diluted:
Consolidated income before applicable income taxes	$77,012	$—	$116,261	$—
Income tax expense excluding impact of non-controlling interest	27,724	—	41,854	—
Net income (loss) attributable to Vantiv, Inc.	$49,288	$(1,409)	$74,407	$26,727
Shares used in computing diluted net income (loss) per share:	0
Weighted-average Class A common shares	145,566,899	140,451,466	145,051,664	139,346,292
Weighted-average Class B units of Vantiv Holding	43,042,826	—	43,042,826	—
Warrant	12,171,352	—	11,774,401	9,912,517
Restricted stock awards	506,059	—	856,272	1,459,091
Stock options	544,331	—	551,003	113,955
Diluted weighted-average shares outstanding	201,831,467	140,451,466	201,276,166	150,831,855
Diluted net income (loss) per share	$0.24	$(0.01)	$0.37	$0.18

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the three months and six months ended June 30, 2015 and 2014 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three months ended June 30, 2015
Net change in fair value recorded in accumulated OCI	$(10,782)	$(1,717)	$502	$(1,215)	$391	$(824)	$(11,606)
Net realized loss reclassified into earnings (a)	2,231	1,252	(367)	885	(285)	600	2,831
Other	(212)	—	—	—	—	—	(212)
Net change	$(8,763)	$(465)	$135	$(330)	$106	$(224)	$(8,987)

Three months ended June 30, 2014
Net change in fair value recorded in accumulated OCI	$(1,237)	$(6,234)	$1,720	$(4,514)	$1,631	$(2,883)	$(4,120)
Net realized loss reclassified into earnings (a)	424	483	(139)	344	(110)	234	658
Other	—	4	—	4	—	4	4
Net change	$(813)	$(5,747)	$1,581	$(4,166)	$1,521	$(2,645)	$(3,458)

Six months ended June 30, 2015
Net change in fair value recorded in accumulated OCI	$(5,288)	$(13,152)	$3,831	$(9,321)	$3,003	$(6,318)	$(11,606)
Net realized loss reclassified into earnings (a)	1,732	2,293	(672)	1,621	(522)	1,099	2,831
Other	(212)	—	—	—	—	—	(212)
Net change	$(3,768)	$(10,859)	$3,159	$(7,700)	$2,481	$(5,219)	$(8,987)

Six months ended June 30, 2014
Net change in fair value recorded in accumulated OCI	$(5)	$(8,833)	$2,425	$(6,408)	$2,293	$(4,115)	$(4,120)
Net realized loss reclassified into earnings (a)	269	818	(233)	585	(196)	389	658
Other	—	4	—	4	—	4	4
Net change	$264	$(8,011)	$2,192	$(5,819)	$2,097	$(3,722)	$(3,458)

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI Attributable to non-controlling interests	Net income attributable to non-controlling interests

(1) The three months and six months ended June 30, 2015 and 2014 reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and is recorded in interest expense-net.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three Months Ended June 30, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$661,258	$124,737	$785,995
Network fees and other costs	324,166	38,183	362,349
Sales and marketing	116,860	6,065	122,925
Segment profit	$220,232	$80,489	$300,721

	Three Months Ended June 30, 2014
	Merchant Services	Financial Institution Services	Total
Total revenue	$488,143	$120,588	$608,731
Network fees and other costs	242,569	34,823	277,392
Sales and marketing	84,014	6,493	90,507
Segment profit	$161,560	$79,272	$240,832

	Six Months Ended June 30, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$1,247,970	$243,636	$1,491,606
Network fees and other costs	620,196	73,299	693,495
Sales and marketing	227,035	11,945	238,980
Segment profit	$400,739	$158,392	$559,131

	Six Months Ended June 30, 2014
	Merchant Services	Financial Institution Services	Total
Total revenue	$906,909	$239,400	$1,146,309
Network fees and other costs	456,009	70,429	526,438
Sales and marketing	155,765	13,186	168,951
Segment profit	$295,135	$155,785	$450,920

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total segment profit	$300,721	$240,832	$559,131	$450,920
Less: Other operating costs	(76,551)	(56,754)	(145,290)	(117,123)
Less: General and administrative	(47,060)	(48,552)	(94,903)	(81,158)
Less: Depreciation and amortization	(67,659)	(89,041)	(135,461)	(138,887)
Less: Interest expense—net	(25,714)	(13,496)	(51,725)	(24,050)
Less: Non-operating expenses	(6,725)	(27,656)	(15,491)	(27,656)
Income before applicable income taxes	$77,012	$5,333	$116,261	$62,046

12. SUBSEQUENT EVENT

As of July 24, 2015, the Company entered into a Repurchase Addendum to Tax Receivable Agreement (the “TRA Addendum”) with each of the Mercury TRA Holders. Pursuant to the terms of the TRA Addendum, the Company has terminated and settled in full a portion of its obligations under the Mercury TRA, in consideration for a cash payment of $44.8 million that was paid on a pro rata basis to the Mercury TRA Holders.

Under the terms of the TRA Addendum, beginning December 1st of each of 2015, 2016, 2017, and 2018, and ending June 30th of 2016, 2017, 2018, and 2019, respectively, the Company is granted call options (collectively, the “Call Options”) pursuant to which certain additional obligations of the Company under the Mercury TRA would be terminated in consideration for cash payments of $41.4 million, $38.1 million, $38.0 million, and $43.0 million, respectively.

Under the terms of the TRA Addendum, if the Company does not exercise the relevant Call Option, the Mercury TRA Holders are granted put options beginning July 10th and ending July 25th of each of 2016, 2017, 2018, and 2019, respectively (collectively, the “Put Options”), pursuant to which certain additional obligations of the Company would be terminated in consideration for cash payments with similar amounts to the Call Options.

Except to the extent the Company’s obligations under the Mercury TRA have been terminated and settled in full in accordance with the terms of the TRA Addendum, the Mercury TRA will remain in effect, and the parties thereto will continue to have all rights and obligations thereunder.

The Company’s President, Integrated Payments, is a Mercury TRA Holder. Pursuant to the initial payment under the TRA Addendum, this individual is entitled to receive an aggregate of $0.6 million, and could receive as much as an additional $2.2 million with respect to payments made pursuant to the TRA Addendum.

* * * * *

Vantiv, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Vantiv, Inc. ("Vantiv", "we", "us", "our", or the "company" refer to Vantiv, Inc. and its consolidated subsidiaries) and outlines the factors that affected recent results, as well as factors that may affect future results. Our actual results in the future may differ materially from those anticipated in these forward looking statements as a result of many factors, including those set forth under "Risk Factors," "Forward Looking Statements" and elsewhere in this report, as well as in our 10-K filed with the SEC on February 12, 2015. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as management's discussion and analysis and consolidated financial statements for the year ended December 31, 2014 included in our most recent Annual Report on Form 10-K.

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

Executive Overview

Revenue for the three months ended June 30, 2015 increased 29% to $786.0 million from $608.7 million in 2014. Revenue for the six months ended June 30, 2015 increased 30% to $1,491.6 million from $1,146.3 million in 2014.

Income from operations for the three months ended June 30, 2015 increased 135% to $109.5 million from $46.5 million in 2014. Income from operations for the six months ended June 30, 2015 increased 61% to $183.5 million from $113.8 million in 2014.

Net income for the three months ended June 30, 2015 increased to $52.7 million from $3.3 million in 2014. Net income attributable to Vantiv, Inc. for the three months ended June 30, 2015 increased to $36.5 million from a loss of $1.4 million in 2014. Net income for the six months ended June 30, 2015 increased to $79.7 million from $44.4 million in 2014. Net income attributable to Vantiv, Inc. for the six months ended June 30, 2015 increased to $55.5 million from $26.7 million in 2014. See the "Results of Operations" section of this management's discussion and analysis for a discussion of our financial results.

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. We have approximately $275 million of share repurchase authority remaining as of June 30, 2015 under this authorization.

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

As of July 24, 2015, we entered into a Repurchase Addendum to Tax Receivable Agreement (the “TRA Addendum”) with each of the Mercury TRA Holders. Pursuant to the terms of the TRA Addendum, we terminated and settled in full a portion of our obligations under the Mercury TRA, in consideration for a cash payment of $44.8 million that was paid on a pro rata basis to the Mercury TRA Holders.

Under the terms of the TRA Addendum, beginning December 1st of each of 2015, 2016, 2017, and 2018, and ending June 30th of 2016, 2017, 2018, and 2019, respectively, we are granted call options (collectively, the “Call Options”) pursuant to which certain of our additional obligations under the Mercury TRA would be terminated in consideration for cash payments of $41.4 million, $38.1 million, $38.0 million, and $43.0 million, respectively.

Under the terms of the TRA Addendum, if we do not exercise the relevant Call Option, the Mercury TRA Holders are granted put options beginning July 10th and ending July 25th of each of 2016, 2017, 2018, and 2019, respectively (collectively, the “Put Options”), pursuant to which certain of our additional obligations would be terminated in consideration for cash payments with similar amounts to the Call Options.

Except to the extent our obligations under the Mercury TRA have been terminated and settled in full in accordance with the terms of the TRA Addendum, the Mercury TRA will remain in effect, and the parties thereto will continue to have all rights and obligations thereunder.

Our President, Integrated Payments, is a Mercury TRA Holder. Pursuant to the initial payment under the TRA Addendum, this individual is entitled to receive an aggregate of $0.6 million, and could receive as much as an additional $2.2 million with respect to payments made pursuant to the TRA Addendum. See Note 1 of Part I, Item 1 for additional information about the Mercury TRA.

Recent Acquisitions

On June 13, 2014, we acquired Mercury for approximately $1.68 billion in cash and $192.5 million in contingent consideration related to a tax receivable agreement, or Mercury TRA, entered into with pre-acquisition owners of Mercury, or Mercury TRA Holders, in connection with the Mercury acquisition. We funded the acquisition by borrowing an additional $1.7 billion through an amendment and refinancing of our senior secured credit facilities as discussed above. Mercury is a payment technology and service leader whose solutions are integrated into point-of-sale software applications and brought to market through dealer and developer partners. This acquisition helps to accelerate our growth in the integrated payments channel. The operations of Mercury are included in our Merchant Services segment operating results.

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

•
Non-operating expenses during the three months and six months ended June 30, 2015 primarily relate to the change in fair value of the Mercury TRA entered into in June 2014. The amounts for the three months and six months ended June 30, 2014 relate to the refinancing of the Company's senior secured credit facilities and the change in fair value of the Mercury TRA.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest in the People's United Merchant Services, or PUMS, joint venture held by People's United Bank, or PUB. Net income attributable to non-controlling interests for the three months ended June 30, 2015 and 2014 was $16.2 million and $4.7 million, respectively. Net income attributable to non-controlling interests for the six months ended June 30, 2015 and 2014 was $24.2 million and $17.7 million, respectively.

Factors and Trends Impacting Our Business and Results of Operations

We expect a number of factors will impact our business, results of operations and financial condition. In general, our revenue is impacted by the number and dollar volume of card based transactions which in turn are impacted by general economic conditions, consumer spending and the emergence of new technologies and payment types, such as ecommerce, mobile payments, and prepaid cards. In our Merchant Services segment, our net revenues are impacted by the mix of the size of merchants that we provide services to as well as the mix of transaction volume by merchant category. In our Financial Institution Services segment, our net revenues are also impacted by the mix of the size of financial institutions to which we provide services as well as consolidation and market and industry pressures, which have contributed and are expected to continue to contribute to pricing compression of payment processing fees in this segment. See "Results of Operations" below for a discussion of factors impacting our results in the three months and six months ended June 30, 2015.

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

Intangible Amortization Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions. For the three and six months ended June 30, 2014 intangible amortization expense also included a $34.3 million charge related to phasing out a trade name.

Non-operating Expenses

For the three months ended June 30, 2015, we recorded $6.7 million within non-operating expenses related to the change in fair value of the Mercury TRA. For the six months ended June 30, 2015, we recorded $15.5 million within non-operating expenses primarily related to the change in fair value of the Mercury TRA. For the three and six months ended June 30, 2014, we recorded $27.7 million within non-operating expenses related to the refinancing of our senior secured credit facilities and the change in fair value of the Mercury TRA.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third's non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate was 36.0% for 2015 and 36.5% for 2014.

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

As a result of the TRA Addendum entered into with each of the Mercury TRA Holders discussed above, beginning in the third quarter and with the exercise of each call or put option we will reflect the retention of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRA in pro forma adjusted net income.

The table below provides a reconciliation of pro forma adjusted net income to GAAP income before applicable income taxes for the three months and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Income before applicable taxes	$77,012	$5,333	$116,261	$62,046
Non-GAAP Adjustments:
Transition, acquisition and integration costs	23,345	15,065	38,019	22,666
Share-based compensation	5,097	11,105	16,720	20,044
Intangible amortization	47,524	70,101	94,749	102,349
Non-operating expenses	6,725	27,656	15,491	27,656
Non-GAAP Adjusted Income Before Applicable Taxes	159,703	129,260	281,240	234,761
Pro Forma Adjustments:
Income tax expense adjustment	(57,493)	(47,180)	(101,246)	(85,688)
Tax adjustments	11,644	10,958	23,336	21,587
Less: JV non-controlling interest	(1,083)	(301)	(1,151)	(301)
Pro Forma Adjusted Net Income	$112,771	$92,737	$202,179	$170,359

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$785,995	$608,731	$177,264	29%
Network fees and other costs	362,349	277,392	84,957	31%
Net revenue	423,646	331,339	92,307	28%
Sales and marketing	122,925	90,507	32,418	36%
Other operating costs	76,551	56,754	19,797	35%
General and administrative	47,060	48,552	(1,492)	(3)%
Depreciation and amortization	67,659	89,041	(21,382)	(24)%
Income from operations	$109,451	$46,485	$62,966	135%
Non-financial data:
Transactions (in millions)	5,768	4,843		19%

As a Percentage of Net Revenue	Three Months Ended June 30,
	2015	2014
Net revenue	100.0%	100.0%
Sales and marketing	29.0%	27.3%
Other operating costs	18.1%	17.1%
General and administrative	11.1%	14.7%
Depreciation and amortization	16.0%	26.9%
Income from operations	25.8%	14.0%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$1,491,606	$1,146,309	$345,297	30%
Network fees and other costs	693,495	526,438	167,057	32%
Net revenue	798,111	619,871	178,240	29%
Sales and marketing	238,980	168,951	70,029	41%
Other operating costs	145,290	117,123	28,167	24%
General and administrative	94,903	81,158	13,745	17%
Depreciation and amortization	135,461	138,887	(3,426)	(2)%
Income from operations	$183,477	$113,752	$69,725	61%
Non-financial data:
Transactions (in millions)	11,131	9,060		23%

As a Percentage of Net Revenue	Six Months Ended June 30,
	2015	2014
Net revenue	100.0%	100.0%
Sales and marketing	29.9%	27.3%
Other operating costs	18.2%	18.9%
General and administrative	11.9%	13.1%
Depreciation and amortization	17.0%	22.4%
Income from operations	23.0%	18.4%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 and Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

Revenue increased 29% to $786.0 million for the three months ended June 30, 2015 from $608.7 million for the three months ended June 30, 2014. The increase was due primarily to transaction growth of 19%, including the impact of the Mercury acquisition, which expanded our integrated payments channel and contributed to higher revenue per transaction.

Revenue increased 30% to $1,491.6 million for the six months ended June 30, 2015 from $1,146.3 million for the six months ended June 30, 2014. The increase was primarily due to transaction growth of 23%, including the impact of the Mercury acquisition, which expanded our integrated payments channel and contributed to higher revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 31% to $362.3 million for the three months ended June 30, 2015 from $277.4 million for the three months ended June 30, 2014. The increase was due primarily to transaction growth of 19%, including the impact of the Mercury acquisition, and to a lesser extent an increase in third party processing costs.

Network fees and other costs increased 32% to $693.5 million for the six months ended June 30, 2015 from $526.4 million for the six months ended June 30, 2014. The increase was primarily due to transaction growth of 23%, including the impact of the Mercury acquisition, and to a lesser extent an increase in third party processing costs.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 28% to $423.6 million for the three months ended June 30, 2015 from $331.3 million for the three months ended June 30, 2014 due to the factors discussed above.

Net revenue increased 29% to $798.1 million for the six months ended June 30, 2015 from $619.9 million for the six months ended June 30, 2014 due to the factors discussed above.

 Sales and Marketing

Sales and marketing expense increased 36% to $122.9 million for the three months ended June 30, 2015 from $90.5 million for the three months ended June 30, 2014. The increase was primarily attributable to the Mercury acquisition, higher sales and marketing personnel and related costs and higher residual payments to referral partners as a result of increased revenue.

Sales and marketing expense increased 41% to $239.0 million for the six months ended June 30, 2015 from $169.0 million for the six months ended June 30, 2014. The increase was primarily attributable to the Mercury acquisition, higher sales and marketing personnel and related costs and higher residual payments to referral partners as a result of increased revenue.

Other Operating Costs

Other operating costs increased 35% to $76.6 million for the three months ended June 30, 2015 from $56.8 million for the three months ended June 30, 2014. The increase was primarily attributable to the Mercury acquisition and an increase in information technology infrastructure in support of growth initiatives. Also contributing to the increase was a $8.6 million increase in acquisition and integration costs.

Other operating costs increased 24% to $145.3 million for the six months ended June 30, 2015 from $117.1 million for the six months ended June 30, 2014. The increase was primarily attributable to the Mercury acquisition and an increase in information technology infrastructure in support of growth initiatives. Also contributing to the increase was a $8.5 million increase in acquisition and integration costs.

General and Administrative

General and administrative expenses decreased 3% to $47.1 million for the three months ended June 30, 2015 from $48.6 million for the three months ended June 30, 2014. A decrease in acquisition and integration costs and share-based compensation of $0.3 million and $6.0 million, respectively, more than offset an increase from the Mercury acquisition and continued investment in our infrastructure in support of growth initiatives.

General and administrative expenses increased 17% to $94.9 million for the six months ended June 30, 2015 from $81.2 million for the six months ended June 30, 2014. The increase was primarily attributable to the Mercury acquisition, continued investment in our infrastructure in support of growth initiatives, and an increase in acquisition and integration costs of $6.8 million.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased 4% to $18.1 million for the three months ended June 30, 2015 from $17.4 million for the three months ended June 30, 2014. The increase during the period reflects depreciation expense associated with increased capital expenditures during the last year largely related to our continued investment in information technology infrastructure in support of growth initiatives, as well as assets acquired in connection with the Mercury acquisition.

Depreciation expense associated with our property, equipment and software increased 8% to $36.7 million for the six months ended June 30, 2015 from $33.9 million for the six months ended June 30, 2014. The increase during the period reflects depreciation expense associated with increased capital expenditures during the last year largely related to our continued investment in information technology infrastructure in support of growth initiatives, as well as assets acquired in connection with the Mercury acquisition.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, decreased 31% to $49.6 million for the three months ended June 30, 2015 from $71.6 million for the three months ended June 30, 2014. The decrease was due primarily to a $34.3 million charge related to phasing out a trade name in the quarter ending June 30, 2014.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, decreased 6% to $98.8 million for the six months ended June 30, 2015 from $105.0 million for the six months ended June 30, 2014. A $34.3 million charge related to phasing out a trade name during the six months ended June 30, 2014 more than offset an increase during the six months ended June 30, 2015 in amortization expense associated with intangible assets acquired in connection with the Mercury acquisition.

Income from Operations

Income from operations increased 135% to $109.5 million for the three months ended June 30, 2015 from $46.5 million for the three months ended June 30, 2014.

Income from operations increased 61% to $183.5 million for the six months ended June 30, 2015 from $113.8 million for the six months ended June 30, 2014.

Interest Expense—Net

Interest expense—net increased to $25.7 million for the three months ended June 30, 2015 from $13.5 million for the three months ended June 30, 2014. Interest expense—net increased to $51.7 million for the six months ended June 30, 2015 from $24.1 million for the six months ended June 30, 2014. The increase in interest expense—net is primarily attributable to our June 2014 debt refinancing, which resulted in an increase in the amount of outstanding debt, as well as an increase in the applicable interest rates. The increase in outstanding debt was used to fund the acquisition of Mercury.

Non-Operating Expenses

Non-operating expenses were $6.7 million for the three months ended June 30, 2015 relating to the change in fair value of the Mercury TRA entered into in June 2014. For the six months ended June 30, 2015, non-operating expenses were $15.5 million, which primarily consisted of the change in fair value of the Mercury TRA.

Non-operating expenses were $27.7 million for the three months and six months ended June 30, 2014, which consisted of a charge related to the refinancing of our senior secured credit facilities and the change in the fair value of the Mercury TRA.

Income Tax Expense

Income tax expense for the three months ended June 30, 2015 was $24.3 million compared to $2.0 million for the three months ended June 30, 2014, reflecting effective rates of 31.6% and 37.9%, respectively.  Income tax expense for the six months ended June 30, 2015 was $36.6 million compared to $17.6 million for the six months ended June 30, 2014, reflecting effective tax rates of 31.5% and 28.4%, respectively. Our effective rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rates. Further, as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.0%.

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

As of July 24, 2015, we entered into the TRA Addendum with each of the Mercury TRA Holders. Pursuant to the terms of the TRA Addendum, we terminated and settled in full a portion of our obligations under the Mercury TRA, in consideration for a cash payment of $44.8 million that was paid on a pro rata basis to the Mercury TRA Holders.

Under the terms of the TRA Addendum, beginning December 1st of each of 2015, 2016, 2017, and 2018, and ending June 30th of 2016, 2017, 2018, and 2019, respectively, we are granted Call Options pursuant to which certain of our additional obligations under the Mercury TRA would be terminated in consideration for cash payments of $41.4 million, $38.1 million, $38.0 million, and $43.0 million, respectively.

Under the terms of the TRA Addendum, if we do not exercise the relevant Call Option, the Mercury TRA Holders are granted Put Options beginning July 10th and ending July 25th of each of 2016, 2017, 2018, and 2019, respectively, pursuant to which certain of our additional obligations would be terminated in consideration for cash payments with similar amounts to the Call Options.

Except to the extent our obligations under the Mercury TRA have been terminated and settled in full in accordance with the terms of the TRA Addendum, the Mercury TRA will remain in effect, and the parties thereto will continue to have all rights and obligations thereunder.

Our President, Integrated Payments, is a Mercury TRA Holder. Pursuant to the initial payment under the TRA Addendum, this individual is entitled to receive an aggregate of $0.6 million, and could receive as much as an additional $2.2 million with respect to payments made pursuant to the TRA Addendum.

Further, as a result, beginning in the third quarter and with the exercise of each call or put option we will reflect the retention of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRA in pro forma adjusted net income. See Note 1 of Part I, Item 1 for additional information about the Mercury TRA.

In the fourth quarter of 2013, we entered into an agreement to terminate and settle in full our obligations to Advent International Corporation, or Advent, and JPDN Enterprises, LLC, or JPDN, under the TRAs. As a result, the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs are reflected in pro forma adjusted net income.

During the six months ended June 30, 2015, the cash savings associated with the TRAs discussed above and retained by us were approximately $18.1 million. The TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

Additionally, as a result of the acquisition of Litle, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the six months ended June 30, 2015, these benefits were approximately $5.2 million. This benefit does not have an impact on our effective tax rate; however, these tax benefits are reflected in pro forma adjusted net income discussed above.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three months and six months ended June 30, 2015 and 2014.

Merchant Services

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$661,258	$488,143	$173,115	35%
Network fees and other costs	324,166	242,569	81,597	34%
Net revenue	337,092	245,574	91,518	37%
Sales and marketing	116,860	84,014	32,846	39%
Segment profit	$220,232	$161,560	$58,672	36%
Non-financial data:
Transactions (in millions)	4,737	3,866		23%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$1,247,970	$906,909	$341,061	38%
Network fees and other costs	620,196	456,009	164,187	36%
Net revenue	627,774	450,900	176,874	39%
Sales and marketing	227,035	155,765	71,270	46%
Segment profit	$400,739	$295,135	$105,604	36%
Non-financial data:
Transactions (in millions)	9,144	7,177		27%

Net Revenue

Net revenue in this segment increased 37% to $337.1 million for the three months ended June 30, 2015 from $245.6 million for the three months ended June 30, 2014. The increase during the three months ended June 30, 2015 was due primarily to transaction growth of 23%, including the impact of the Mercury acquisition, which expanded our integrated payments channel and contributed to higher net revenue per transaction.

Net revenue in this segment increased 39% to $627.8 million for the six months ended June 30, 2015 from $450.9 million for the six months ended June 30, 2014. The increase during the six months ended June 30, 2015 was due primarily to transaction growth of 27%, including the impact of the Mercury acquisition, which expanded our integrated payments channel and contributed to higher net revenue per transaction.

Sales and Marketing

Sales and marketing expense increased 39% to $116.9 million for the three months ended June 30, 2015 from $84.0 million for the three months ended June 30, 2014. The increase was primarily attributable to the Mercury acquisition, higher sales and marketing personnel and related costs and higher residual payments to referral partners as a result of increased revenue.

Sales and marketing expense increased 46% to $227.0 million for the six months ended June 30, 2015 from $155.8 million for the six months ended June 30, 2014. The increase was primarily attributable to the Mercury acquisition, higher sales and marketing personnel and related costs and higher residual payments to referral partners as a result of increased revenue.

Financial Institution Services

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$124,737	$120,588	$4,149	3%
Network fees and other costs	38,183	34,823	3,360	10%
Net revenue	86,554	85,765	789	1%
Sales and marketing	6,065	6,493	(428)	(7)%
Segment profit	$80,489	$79,272	$1,217	2%
Non-financial data:
Transactions (in millions)	1,031	977		6%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$243,636	$239,400	$4,236	2%
Network fees and other costs	73,299	70,429	2,870	4%
Net revenue	170,337	168,971	1,366	1%
Sales and marketing	11,945	13,186	(1,241)	(9)%
Segment profit	$158,392	$155,785	$2,607	2%
Non-financial data:
Transactions (in millions)	1,987	1,883		6%

Net Revenue

Net revenue in this segment increased slightly to $86.6 million for the three months ended June 30, 2015 from $85.8 million for the three months ended June 30, 2014. The slight increase during the three months ended June 30, 2015 was due primarily to an increase in transactions and value-added services revenue. This increase was partially offset by a decrease in net revenue per transaction, which was driven by continued pricing compression and a continuing shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Net revenue in this segment increased slightly to $170.3 million for the six months ended June 30, 2015 from $169.0 million for the six months ended June 30, 2014. The slight increase during the six months ended June 30, 2015 was due primarily to an increase in transactions and value-added services revenue. This increase was partially offset by a decrease in net revenue per transaction, which was driven by continued pricing compression and a continuing shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Sales and Marketing

     Sales and marketing expense decreased $0.4 million to $6.1 million for the three months ended June 30, 2015 from $6.5 million for the three months ended June 30, 2014.

Sales and marketing expense decreased $1.2 million to $11.9 million for the six months ended June 30, 2015 from $13.2 million for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. Payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes. Excluding the call and put structure in the TRA Addendum discussed below, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus resulting in the TRA having a minimal effect on our liquidity and capital resources. On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan. As of June 30, 2015, our principal sources of liquidity consisted of $400.8 million of cash and cash equivalents and $425.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.2 billion as of June 30, 2015.

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. We have approximately $275 million of share repurchase authority remaining as of June 30, 2015 under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

As of July 24, 2015, we entered into the TRA Addendum with each of the Mercury TRA Holders. Pursuant to the terms of the TRA Addendum, we terminated and settled in full a portion of our obligations under the Mercury TRA, in consideration for a cash payment of $44.8 million that was paid on a pro rata basis to the Mercury TRA Holders.

Under the terms of the TRA Addendum, beginning December 1st of each of 2015, 2016, 2017, and 2018, and ending June 30th of 2016, 2017, 2018, and 2019, respectively, we are granted Call Options pursuant to which certain of our additional obligations under the Mercury TRA would be terminated in consideration for cash payments of $41.4 million, $38.1 million, $38.0 million, and $43.0 million, respectively.

Under the terms of the TRA Addendum, if we do not exercise the relevant Call Option, the Mercury TRA Holders are granted Put Options beginning July 10th and ending July 25th of each of 2016, 2017, 2018, and 2019, respectively, pursuant to which certain of our additional obligations would be terminated in consideration for cash payments with similar amounts to the Call Options.

Except to the extent our obligations under the Mercury TRA have been terminated and settled in full in accordance with the terms of the TRA Addendum, the Mercury TRA will remain in effect, and the parties thereto will continue to have all rights and obligations thereunder.

Our President, Integrated Payments, is a Mercury TRA Holder. Pursuant to the initial payment under the TRA Addendum, this individual is entitled to receive an aggregate of $0.6 million, and could receive as much as an additional $2.2 million with respect to payments made pursuant to the TRA Addendum.

We expect this TRA termination to have minimal impact on our liquidity. See Note 1 of Part I, Item 1 for additional information about the Mercury TRA.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014 (in thousands).

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$352,377	$256,460
Net cash used in investing activities	(79,167)	(1,742,099)
Net cash (used in) provided by financing activities	(283,996)	1,544,867

Cash Flow from Operating Activities

Net cash provided by operating activities was $352.4 million for the six months ended June 30, 2015 as compared to $256.5 million for the six months ended June 30, 2014.  The increase is due primarily to changes in working capital, principally due to the favorable impact of year-over-year changes in accounts receivable and net settlement assets and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $79.2 million for the six months ended June 30, 2015 as compared to $1,742.1 million for the six months ended June 30, 2014. The decrease was primarily due to the acquisition of Mercury in the prior year.

Cash Flow from Financing Activities

Net cash used in financing activities was $284.0 million for the six months ended June 30, 2015 as compared to net cash provided by financing activities of $1,544.9 million for the six months ended June 30, 2014. Cash used in financing activities during the six months ended June 30, 2015 consisted primarily of the repayment of debt and capital leases, including the early principal payment of $200 million on the term B loan on January 6, 2015, payments under the tax receivable agreements and distributions to non-controlling interests. Cash provided by financing activities during the six months ended June 30, 2014 consisted primarily of proceeds from the June 2014 refinancing, partially offset by the repayment of existing debt, related debt issuance costs and capital leases. Additional financing activities included repurchases of Class A common stock, payments made under the tax receivable agreements and tax distributions.

Credit Facilities

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into the Amended Loan Agreement. The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the prior term A loan. On January 6, 2015, we made an early principal payment of $200 million on the term B loan. At June 30, 2015, the Company has $1.9 billion and $1.2 billion outstanding under the term A and term B loans, respectively, and there were no outstanding borrowings on the Company's revolving credit facility. See additional discussion in Note 4 - Long-Term Debt to the Notes to Unaudited Consolidated Financial Statements.

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

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
September 30, 2014 to June 30, 2015	6.50 to 1.00	4.00 to 1.00
June 30, 2015 to September 30, 2016	6.25 to 1.00	4.00 to 1.00
December 31, 2016 to September 30, 2017	5.50 to 1.00	4.00 to 1.00
December 31, 2017 to September 30, 2018	4.75 to 1.00	4.00 to 1.00
December 31, 2018 and thereafter	4.25 to 1.00	4.00 to 1.00

As of June 30, 2015, we were in compliance with these covenants with a leverage ratio of 4.27 to 1.00 and an interest coverage ratio of 7.55 to 1.00.

Interest Rate Swaps

As of June 30, 2015, the Company had a total of 14 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 14 outstanding interest rate swaps, 8 of them cover an exposure period from June 2015 through June 2017 and have a combined notional balance of $1.2 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 5 of the 14 outstanding interest rate swaps with notional balances ranging from $293.8 million to $250.0 million.

Contractual Obligations

There have been no significant changes to contractual obligations and commitments compared to those disclosed in our Annual Report on Form 10-K as of December 31, 2014, except as noted below.

Borrowings

As a result of the early principal payment of $200 million on the term B loan on January 6, 2015, total principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters are as follows: $102.9 million for the remainder of 2015, $428.8 million during 2016 and 2017, $1,835.9 million during 2018 and 2019, and $1,197.5 million thereafter. Variable interest payments were calculated using interest rates as of June 30, 2015.

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

During the six months ended June 30, 2015, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2014. Our critical accounting policies and estimates are described fully within Management's Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 12, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

As of June 30, 2015 we had a total of 14 outstanding interest rate swaps. Of the 14 outstanding swaps, 8 of them cover an exposure period from June 2015 through June 2017 and have a combined notional balance of $1.2 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. As of June 30, 2015, we had $2.0 billion of variable rate debt not subject to a fixed rate swap effective at June 30, 2015.

Based on the amount outstanding under our senior secured credit facilities at June 30, 2015, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps effective at June 30, 2015, would cause an increase or decrease in interest expense of $19.6 million on an annual basis.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1, 2015 to April 30, 2015	8,540	$39.31	—	$275.0
May 1, 2015 to May 31, 2015	1,365	$40.28	—	$275.0
June 1, 2015 to June 30, 2015	124	$39.94	—	$275.0

(1) Represents shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2) In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the six months ended June 30, 2015, no share repurchases have been transacted under the February 2014 authorization. We have approximately $275 million of share repurchase authority remaining as of June 30, 2015 under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

Item 5. Other Information
As of July 24, 2015, the Company entered into a Repurchase Addendum to Tax Receivable Agreement (the “TRA Addendum”) with each of the Mercury TRA Holders. Pursuant to the terms of the TRA Addendum, the Company has terminated and settled in full a portion of its obligations under the Mercury TRA, in consideration for a cash payment of $44.8 million that was paid on a pro rata basis to the Mercury TRA Holders.

Under the terms of the TRA Addendum, beginning December 1st of each of 2015, 2016, 2017, and 2018, and ending June 30th of 2016, 2017, 2018, and 2019, respectively, the Company is granted call options (collectively, the “Call Options”) pursuant to which certain additional obligations of the Company under the Mercury TRA would be terminated in consideration for cash payments of $41.4 million, $38.1 million, $38.0 million, and $43.0 million, respectively.

Under the terms of the TRA Addendum, if the Company does not exercise the relevant Call Option, the Mercury TRA Holders are granted put options beginning July 10th and ending July 25th of each of 2016, 2017, 2018, and 2019, respectively (collectively, the “Put Options”), pursuant to which certain additional obligations of the Company would be terminated in consideration for cash payments with similar amounts to the Call Options.

Except to the extent the Company’s obligations under the Mercury TRA have been terminated and settled in full in accordance with the terms of the TRA Addendum, the Mercury TRA will remain in effect, and the parties thereto will continue to have all rights and obligations thereunder.

The Company’s President, Integrated Payments, is a Mercury TRA Holder. Pursuant to the initial payment under the TRA Addendum, this individual is entitled to receive an aggregate of $0.6 million, and could receive as much as an additional $2.2 million with respect to payments made pursuant to the TRA Addendum. See Note 1 of Part I, Item 1 for additional information about the Mercury TRA.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTIV, INC.

July 29, 2015	By:	/s/ Mark L. Heimbouch
Mark. L. Heimbouch
Sr. Executive Vice President and Chief Operating & Financial Officer

/s/ Christopher Thompson
Christopher Thompson
SVP, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1
Repurchase Addendum to Tax Receivable Agreement, dated as of July 24, 2015, by and among NPC Group, Inc.; Silver Lake Partners III DE, L.P.; SLP III Quicksilver Feeder I, L.P.; Silver Lake Technology Associates III, L.P.; Silver Lake Technology Investors III, L.P.; Durango FI, LLC (f/k/a MPS 1, Inc.); Mercury Payment Systems II, LLC; Vantiv, LLC; and certain other parties listed on Schedule A thereto.

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