Form 10-Q
period 2015-09-30
Vantiv, Inc.
filed 2015-10-28
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of September 30, 2015, there were 142,819,809 shares of the registrant’s Class A common stock outstanding and 43,042,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2015

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
External customers	$795,544	$677,073	$2,247,484	$1,783,494
Related party revenues	20,454	20,036	60,120	59,924
Total revenue	815,998	697,109	2,307,604	1,843,418
Network fees and other costs	385,548	316,592	1,079,043	843,030
Sales and marketing	132,481	111,233	371,461	280,184
Other operating costs	66,563	60,659	211,853	177,782
General and administrative	41,492	45,422	136,395	126,580
Depreciation and amortization	70,638	65,289	206,099	204,176
Income from operations	119,276	97,914	302,753	211,666
Interest expense—net	(27,044)	(28,039)	(78,769)	(52,089)
Non-operating expenses	(8,308)	(6,594)	(23,799)	(34,250)
Income before applicable income taxes	83,924	63,281	200,185	125,327
Income tax expense	24,776	20,436	61,348	38,078
Net income	59,148	42,845	138,837	87,249
Less: Net income attributable to non-controlling interests	(17,656)	(12,859)	(41,820)	(30,536)
Net income attributable to Vantiv, Inc.	$41,492	$29,986	$97,017	$56,713
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.29	$0.21	$0.67	$0.40
Diluted	$0.27	$0.20	$0.64	$0.40
Shares used in computing net income per share of Class A common stock:
Basic	145,015,310	144,632,010	145,039,413	141,127,560
Diluted	201,899,024	199,698,988	201,483,652	199,074,819

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$59,148	$42,845	$138,837	$87,249
Other comprehensive income, net of tax:
Gain (loss) on cash flow hedges and other	(5,173)	2,835	(12,873)	(2,984)
Comprehensive income	53,975	45,680	125,964	84,265
Less: Comprehensive income attributable to non-controlling interests	(15,975)	(13,788)	(37,658)	(29,368)
Comprehensive income attributable to Vantiv, Inc.	$38,000	$31,892	$88,306	$54,897

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$287,558	$411,568
Accounts receivable—net	578,842	607,674
Related party receivable	6,253	6,164
Settlement assets	107,171	135,422
Prepaid expenses	34,801	26,906
Other	17,337	27,002
Total current assets	1,031,962	1,214,736
Customer incentives	48,963	39,210
Property, equipment and software—net	293,630	281,715
Intangible assets—net	910,840	1,034,692
Goodwill	3,366,528	3,291,366
Deferred taxes	419,082	429,623
Other assets	39,155	44,741
Total assets	$6,110,160	$6,336,083
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$319,496	$299,771
Related party payable	3,904	2,035
Settlement obligations	496,667	501,042
Current portion of note payable to related party	10,353	10,353
Current portion of note payable	106,148	106,148
Current portion of tax receivable agreement obligations to related parties	33,666	22,789
Current portion of tax receivable agreement obligations	61,196	—
Deferred income	7,917	5,480
Current maturities of capital lease obligations	8,592	8,158
Other	13,250	7,557
Total current liabilities	1,061,189	963,333
Long-term liabilities:
Note payable to related party	183,757	191,521
Note payable	2,807,911	3,085,716
Tax receivable agreement obligations to related parties	563,591	597,273
Tax receivable agreement obligations	122,267	152,420
Capital lease obligations	23,271	14,779
Deferred taxes	17,658	24,380
Other	41,585	6,075
Total long-term liabilities	3,760,040	4,072,164
Total liabilities	4,821,229	5,035,497
Commitments and contingencies (See Note 7 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 142,819,809 shares outstanding at September 30, 2015; 145,455,008 shares outstanding at December 31, 2014	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 43,042,826 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	548,986	629,353
Retained earnings	425,375	328,358
Accumulated other comprehensive loss	(12,479)	(3,768)
Treasury stock, at cost; 2,585,869 shares at September 30, 2015 and 2,173,793 shares at December 31, 2014	(67,050)	(50,931)
Total Vantiv, Inc. equity	894,833	903,013
Non-controlling interests	394,098	397,573
Total equity	1,288,931	1,300,586
Total liabilities and equity	$6,110,160	$6,336,083
 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net income	$138,837	$87,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	206,099	169,909
Write-off of intangible asset	—	34,267
Amortization of customer incentives	12,535	8,094
Amortization and write-off of debt issuance costs	6,784	30,416
Share-based compensation expense	23,852	30,797
Excess tax benefit from share-based compensation	(15,797)	(11,845)
Tax receivable agreements non-cash items	21,196	8,311
Change in operating assets and liabilities:
Accounts receivable and related party receivable	28,743	(15,946)
Net settlement assets and obligations	23,876	109,402
Customer incentives	(22,716)	(11,581)
Prepaid and other assets	2,016	(10,321)
Accounts payable and accrued expenses	75,578	34,473
Payable to related party	1,869	733
Other liabilities	3,685	(1,161)
Net cash provided by operating activities	506,557	462,797
Investing Activities:
Purchases of property and equipment	(64,344)	(76,984)
Acquisition of customer portfolios and related assets	(39,312)	(27,399)
Purchase of investments	—	(7,487)
Cash used in acquisitions, net of cash acquired	—	(1,658,694)
Net cash used in investing activities	(103,656)	(1,770,564)
Financing Activities:
Proceeds from issuance of long-term debt	—	3,443,000
Repayment of debt and capital lease obligations	(295,208)	(1,838,906)
Payment of debt issuance cost	—	(38,069)
Proceeds from exercise of Class A common stock options	12,739	2,774
Repurchase of Class A common stock	(161,156)	(34,366)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(16,119)	(16,699)
Settlement of certain tax receivable agreements	(44,800)	—
Payments under tax receivable agreements	(22,805)	(8,639)
Excess tax benefit from share-based compensation	15,797	11,845
Distributions to non-controlling interests	(12,732)	(13,153)
Decrease in cash overdraft	(2,627)	—
Net cash (used in) provided by financing activities	(526,911)	1,507,787
Net (decrease) increase in cash and cash equivalents	(124,010)	200,020
Cash and cash equivalents—Beginning of period	411,568	171,427
Cash and cash equivalents—End of period	$287,558	$371,447
Cash Payments:
Interest	$73,965	$44,611
Income taxes	6,484	18,422
Non-cash Items:
Issuance of tax receivable agreements to related parties	$—	$109,400
Contingent consideration for issuance of tax receivable agreement	—	137,120

 See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests
Beginning Balance, January 1, 2015	$1,300,586	145,455	$1	43,043	$—	2,174	$(50,931)	$629,353	$328,358	$(3,768)	$397,573
Net income	138,837	—	—	—	—	—	—	—	97,017	—	41,820
Issuance of Class A common stock under employee stock plans, net of forfeitures	12,739	1,353	—	—	—	—	—	12,739	—	—	—
Tax benefit from employee share-based compensation	15,797	—	—	—	—	—	—	15,797	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(16,119)	(412)	—	—	—	412	(16,119)	—	—	—	—
Repurchase of Class A common stock	(161,156)	(3,576)	—	—	—	—	—	(161,156)	—	—	—
Unrealized loss on hedging activities and other, net of tax	(12,873)	—	—	—	—	—	—	—	—	(8,711)	(4,162)
Distributions to non-controlling interests	(12,732)	—	—	—	—	—	—	—	—	—	(12,732)
Share-based compensation	23,852	—	—	—	—	—	—	18,411	—	—	5,441
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	33,842	—	—	(33,842)
Ending Balance, September 30, 2015	$1,288,931	142,820	$1	43,043	$—	2,586	$(67,050)	$548,986	$425,375	$(12,479)	$394,098

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

As of September 30, 2015, Vantiv, Inc. and Fifth Third Bank ("Fifth Third") owned interests in Vantiv Holding of 76.84% and 23.16%, respectively (see Note 6 - Controlling and Non-controlling Interests for changes in non-controlling interests).

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

Share Repurchase Program

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three months and nine months ended September 30, 2015, the Company repurchased approximately 3.6 million shares of its Class A common stock for approximately $161.2 million. Subsequent to September 30, 2015, the Company repurchased approximately 870,000 shares for approximately $39.3 million. After these repurchases, the Company has approximately $75 million of share repurchase authority remaining under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

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

•
Non-operating expenses during 2015 primarily relate to the change in fair value of a tax receivable agreement ("TRA") entered into in June 2014 (see Note 8 - Fair Value Measurements). The amounts for 2014 primarily relate to the refinancing of the Company's senior secured credit facilities in June 2014 and the change in fair value of a TRA entered into in June 2014.

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards and performance awards is measured based on the market price of the Company’s stock on the grant date. For the nine months ended September 30, 2015 and 2014 total share-based compensation expense was $23.9 million and $30.8 million, respectively.

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. These consent rights require the approval of Fifth Third for certain significant matters, including the payment of all distributions by Vantiv Holding other than certain permitted distributions, which relate primarily to the payment of tax distributions and tax-related obligations. The amounts available to Vantiv, Inc. to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company's consolidated net assets are held at the subsidiary level and are restricted as of September 30, 2015.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of September 30, 2015 and December 31, 2014, the Company had recorded no valuation allowances against deferred tax assets.

The Company's consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company's effective tax rates were 30.6% and 30.4%, respectively, for the nine months ended September 30, 2015 and 2014. The effective tax rate for each period reflects the impact of the Company's non-controlling interests.

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents. Cash equivalents consist primarily of overnight EuroDollar sweep accounts which are maintained at reputable financial institutions with high credit quality and therefore are considered to bear minimal credit risk.

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of September 30, 2015 and December 31, 2014, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

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

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 5 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of September 30, 2015 and December 31, 2014 was $229.7 million and $202.8 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2015 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of September 30, 2015.

Intangible assets consist of acquired customer relationships, trade names and customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of September 30, 2015, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets. Subsequent to the Mercury acquisition in June 2014, the Company decided to phase out an existing trade name used in the ISO channel within the Merchant Services segment. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the quarter ended June 30, 2014.

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

Tax Receivable Agreements

As of September 30, 2015, the Company is party to tax receivable agreements ("TRAs") with Fifth Third, which were executed in connection with its initial public offering ("IPO"). One (the "Fifth Third TRA") provides for the payment by the Company to Fifth Third of 85% of the amount of cash savings, if any, in U.S. federal, state, local and foreign income tax that the Company actually realizes as a result of the increases in tax basis that may result from the purchase of Vantiv Holding units from Fifth Third or from the future exchange of units by Fifth Third for cash or shares of the Company's Class A common stock, as well as the tax benefits attributable to payments made under such tax receivable agreement. Any actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, and the amount and timing of the Company's income. The other tax receivable agreement (the "NPC TRA") provides for the payment by the Company to Fifth Third of 85% of the amount of cash savings according to Fifth Third's respective ownership interests in Vantiv Holding immediately prior to our initial public offering, if any, in U.S. federal, state, local and foreign income tax that National Processing Company ("NPC") actually realizes as a result of its use of its net operating losses ("NOLs") and other tax attributes.

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

On July 24, 2015, the Company entered into a Repurchase Addendum to Tax Receivable Agreement (the “TRA Addendum”) with each of the Mercury TRA Holders. Pursuant to the terms of the TRA Addendum, the Company has terminated and settled a portion of its obligations under the Mercury TRA, in consideration for a cash payment of $44.8 million that was paid on a pro rata basis to the Mercury TRA Holders.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Payments under each of the TRAs discussed above are required to the extent the Company realizes cash savings as a result of the underlying tax attributes. The cash savings realized by the Company are computed by comparing the Company's actual income tax liability to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed above. The Company retains the benefit of the remaining 15% of these tax savings. As a result of the TRA Addendum entered into with each of the Mercury TRA Holders discussed above, beginning in the current quarter and with the exercise of each call or put option, the Company will reflect the retention of the cash tax benefits resulting from the realization of the tax attributes.

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the current taxable year. A payment under the TRA obligations of approximately $22.8 million was paid to Fifth Third in January 2015. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRAs for an amount based on the agreed payments remaining to be made under the agreements. See Note 12 - Subsequent Event for discussion of the tax receivable purchase addendum with Fifth Third executed on October 23, 2015.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The update provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The update noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These updates require retrospective application and represent a change in accounting principle. These updates are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company does not expect the new guidance to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption prohibited. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating which transition approach to use and assessing the impact of the adoption of this principle on the Company's consolidated financial statements.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following pro forma information shows the Company’s results of operations for the three months and nine months ended September 30, 2014 as if the Mercury acquisition had occurred January 1, 2013. The pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date, nor is it intended to be indicative of future operating results.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(Actual)	(Pro forma)
	(in thousands, except share data)
Total revenue	$697,109	$2,003,239
Income from operations	97,914	219,721
Net income including non-controlling interests	42,845	93,056
Net income attributable to Vantiv, Inc.	29,986	61,051
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.21	$0.43
Diluted	$0.20	$0.43
Shares used in computing net income per share of Class A common stock:
Basic	144,632,010	141,127,560
Diluted	199,698,988	199,074,819

The pro forma results include certain pro forma adjustments that were directly attributable to the business combination as follows:

•	additional amortization expense that would have been recognized relating to the acquired intangible assets,

•	an adjustment of interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of Mercury historical debt, and

•	a reduction in non-operating expenses in the nine months ended September 30, 2014 for acquisition-related transaction costs and debt refinancing costs incurred by the Company.

3. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2014	$2,716,516	$574,850	$3,291,366
Goodwill attributable to acquisition of Mercury (1)	75,162	—	75,162
Balance as of September 30, 2015	$2,791,678	$574,850	$3,366,528

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

was revalued utilizing an income approach using the relief-from-royalty method. The revised fair value of $6.7 million is being amortized on a straight-line basis over the remaining estimated useful life of two years.

The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

As of September 30, 2015 and December 31, 2014, the Company's intangible assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Customer relationship intangible assets	$1,596,581	$1,596,581
Trade names - finite lived	21,733	65,833
Customer portfolios and related assets	127,415	57,383
	1,745,729	1,719,797

Less accumulated amortization on:
Customer relationship intangible assets	780,960	655,017
Trade names - finite lived	12,009	5,105
Customer portfolios and related assets	41,920	24,983
	834,889	685,105
	$910,840	$1,034,692

Customer portfolios and related assets acquired during the nine months ended September 30, 2015 have a weighted-average amortization period of 4.9 years. Amortization expense on intangible assets for the three months ended September 30, 2015 and 2014 was $51.0 million and $47.1 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2015 and 2014 was $149.8 million and $152.1 million, respectively. For the nine months ended September 30, 2014, intangible amortization expense included a $34.3 million charge related to the phasing out of a trade name.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

Three months ending December 31, 2015	$50,222
2016	191,215
2017	170,681
2018	161,629
2019	153,530
2020	81,470

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. LONG-TERM DEBT

As of September 30, 2015 and December 31, 2014, the Company’s debt consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
$2,050.0 million term A loan, maturing on June 13, 2019, and bearing interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 2.21% at September 30, 2015) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters, 1.875% per quarter during the next four quarters and 2.50% during the next three quarters with a balloon payment due at maturity	$1,921,875	$1,998,750
$1,400.0 million term B loan, maturing on June 13, 2021, and bearing interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (300 basis points) (total rate of 3.75% at September 30, 2015) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity	1,182,500	1,393,000
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at September 30, 2015)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(116,501)	(116,501)
Less: Original issue discount	(6,337)	(8,143)
Note payable and note payable to related party	$2,991,668	$3,277,237

2014 Debt Refinancing

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement ("Amended Loan Agreement"). The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the prior term A loan with an outstanding balance of approximately $1.8 billion as of the date of refinancing. The prior revolving credit facility was also terminated. The maturity date and debt service requirements relating to the new term A and term B loans are listed in the table above. The new revolving credit facility matures in June 2019 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year. There were no outstanding borrowings on the revolving credit facility at September 30, 2015.

As of September 30, 2015 and December 31, 2014, Fifth Third held $194.1 million and $201.9 million, respectively, of the term A loans.

On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan. The Company expensed approximately $1.8 million in non-operating expenses related to the write-off of deferred financing fees and OID in connection with the early principal payment.
Guarantees and Security

The Company's debt obligations at September 30, 2015 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $10 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At September 30, 2015, the Company was in compliance with these financial covenants.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of September 30, 2015 and December 31, 2014, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. These swaps are designated as cash flow hedges for accounting purposes.

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

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of September 30, 2015, the Company had a total of 14 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 14 outstanding interest rate swaps, 8 of them cover an exposure period from June 2015 through June 2017 and have a combined notional balance of $1.2 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 5 of the 14 outstanding interest rate swaps with notional balances ranging from $293.8 million to $250.0 million.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	September 30, 2015	December 31, 2014
Interest rate swaps	Other long-term assets	$—	$104
Interest rate swaps	Other current liabilities	10,283	5,205
Interest rate swaps	Other long-term liabilities	15,253	2,283

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of September 30, 2015, the Company estimates that $11.1 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the effect of the Company’s interest rate swaps on the accompanying consolidated statements of income for the three months and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in OCI (effective portion) (1)	$(9,686)	$2,968	$(22,838)	$(5,865)
Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	(2,392)	(1,114)	(4,685)	(1,932)
Amount of gain (loss) recognized in earnings (2)	—	—	—	(2)

(1)	"OCI" represents other comprehensive income.

(2)	Amount represents hedge ineffectiveness and is recorded as a component of interest expense-net in the accompanying consolidated statement of income.

Credit Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $27.2 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2015, it could have been required to settle its obligations under the agreements at their termination value of $27.2 million.

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

As of September 30, 2015, Vantiv, Inc.’s interest in Vantiv Holding was 76.84%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2014	145,455,008	43,042,826	188,497,834
% of ownership	77.17%	22.83%
Share repurchases	(3,575,900)	—	(3,575,900)
Equity plan activity (a)	940,701	—	940,701
As of September 30, 2015	142,819,809	43,042,826	185,862,635
% of ownership	76.84%	23.16%

(a)
Includes stock issued under the equity plans less Class A common stock withheld to satisfy employee tax withholding obligations upon vesting or exercise of employee equity awards and forfeitures of restricted Class A common stock awards.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of changes in ownership interests in Vantiv Holding, adjustments of $33.8 million and $52.8 million were recognized during the nine months ended September 30, 2015 and 2014, respectively, in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on changes in the proportionate ownership interests in Vantiv Holding during those periods.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$59,148	$42,845	$138,837	$87,249
Items not allocable to non-controlling interests:
Vantiv, Inc. expenses (a)	16,158	12,687	36,555	32,501
Vantiv Holding net income	$75,306	$55,532	$175,392	$119,750
Net income attributable to non-controlling interests of Fifth Third (b)	$17,152	$12,695	$39,523	$30,071
Net income attributable to PUMS non-controlling interest (c)	504	164	2,297	465
Total net income attributable to non-controlling interests	$17,656	$12,859	$41,820	$30,536

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

In connection with the separation from Fifth Third, Fifth Third received a warrant that allows for the purchase of up to 20.4 million Class C Non-Voting Units of Vantiv Holding. The warrant is exercisable, in whole or in part, and from time to time, but not during a restricted period. A restricted period means a period during which Vantiv Holding (or any successor thereto) is treated as a partnership for U.S. federal income tax purposes; provided that the restricted period shall terminate upon the earlier of (i) a change of control, and (ii) in the event Vantiv, Inc. is no longer a public company owning Vantiv Holding, both as defined in the warrant agreement. The warrant expires upon the earliest to occur of June 30, 2029 or a change of control where the price paid per unit in such change of control minus the exercise price of the warrant is less than zero. Fifth Third is entitled to purchase the underlying Units of the warrant at a price of $15.98 per unit. The warrant was valued at approximately $65.4 million at June 30, 2009, the issuance date, using a Black-Scholes option valuation model using probability weighted scenarios. The warrant is recorded as a component of the non-controlling interest on the accompanying statements of financial position.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$—	$—	$—	$104	$—
Liabilities:
Interest rate swaps	$—	$25,536	$—	$—	$7,488	$—
Mercury TRA	—	—	183,463	—	—	152,420

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$3,108,169	$3,102,729	$3,393,738	$3,310,181

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

Interest Rate Swaps

The Company uses interest rate swaps to manage interest rate risk. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, to comply with the provisions of ASC 820, Fair Value Measurements, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its interest rate swaps for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015 and December 31, 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 5 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable inputs used in the fair value measurement of the Mercury TRA are the discount rate, projections of taxable income and effective tax rates. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The Company recorded non-operating expenses of $7.5 million and $6.5 million related to the change in fair value during the three months ended September 30, 2015 and 2014, respectively. The Company recorded non-operating expenses of $21.2 million and $7.7 million related to the change in fair value during the nine months ended September 30, 2015 and 2014, respectively. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the Mercury TRA.

9.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to Vantiv, Inc. by the weighted-average shares of Class A common stock outstanding during the period.

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third's non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding ("Class B units"), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an "if-converted" basis. Due to the Company's structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company's income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. The adjusted effective tax rate used in the calculation was 36.0% for 2015 and 36.5% for 2014. As of September 30, 2015 and 2014, there were approximately 43.0 million Class B units outstanding.

In addition to the Class B units discussed above, potentially dilutive securities during the three and nine months ended September 30, 2015 and 2014 included restricted stock awards, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options and performance share awards.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Net income attributable to Vantiv, Inc.	$41,492	$29,986	$97,017	$56,713
Shares used in computing basic net income per share:
Weighted-average Class A common shares	145,015,310	144,632,010	145,039,413	141,127,560
Basic net income per share	$0.29	$0.21	$0.67	$0.40
Diluted:
Consolidated income before applicable income taxes	$83,924	$63,281	$200,185	$125,327
Income tax expense excluding impact of non-controlling interest	30,213	23,098	72,067	45,744
Net income attributable to Vantiv, Inc.	$53,711	$40,183	$128,118	$79,583
Shares used in computing diluted net income per share:	0
Weighted-average Class A common shares	145,015,310	144,632,010	145,039,413	141,127,560
Weighted-average Class B units of Vantiv Holding	43,042,826	43,042,826	43,042,826	46,282,167
Warrant	12,826,059	10,349,050	12,124,954	10,058,028
Restricted stock awards	517,379	1,140,561	743,307	1,352,914
Stock options	497,450	534,541	533,152	254,150
Diluted weighted-average shares outstanding	201,899,024	199,698,988	201,483,652	199,074,819
Diluted net income per share	$0.27	$0.20	$0.64	$0.40

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the three months and nine months ended September 30, 2015 and 2014 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three months ended September 30, 2015
Net change in fair value recorded in accumulated OCI	$(11,606)	$(9,686)	$2,814	$(6,872)	$2,235	$(4,637)	$(16,243)
Net realized loss reclassified into earnings (a)	2,831	2,392	(693)	1,699	(554)	1,145	3,976
Other	(212)	—	—	—	—	—	(212)
Net change	$(8,987)	$(7,294)	$2,121	$(5,173)	$1,681	$(3,492)	$(12,479)

Three months ended September 30, 2014
Net change in fair value recorded in accumulated OCI	$(4,120)	$2,968	$(856)	$2,112	$(675)	$1,437	$(2,683)
Net realized loss reclassified into earnings (a)	658	1,114	(321)	793	(254)	539	1,197
Other	4	(70)	—	(70)	—	(70)	(66)
Net change	$(3,458)	$4,012	$(1,177)	$2,835	$(929)	$1,906	$(1,552)

Nine months ended September 30, 2015
Net change in fair value recorded in accumulated OCI	$(5,288)	$(22,838)	$6,645	$(16,193)	$5,238	$(10,955)	$(16,243)
Net realized loss reclassified into earnings (a)	1,732	4,685	(1,365)	3,320	(1,076)	2,244	3,976
Other	(212)	—	—	—	—	—	(212)
Net change	$(3,768)	$(18,153)	$5,280	$(12,873)	$4,162	$(8,711)	$(12,479)

Nine months ended September 30, 2014
Net change in fair value recorded in accumulated OCI	$(5)	$(5,865)	$1,569	$(4,296)	$1,618	$(2,678)	$(2,683)
Net realized loss reclassified into earnings (a)	269	1,932	(554)	1,378	(450)	928	1,197
Other	—	(66)	—	(66)	—	(66)	(66)
Net change	$264	$(3,999)	$1,015	$(2,984)	$1,168	$(1,816)	$(1,552)

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(1) The three months and nine months ended September 30, 2015 and 2014 reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and is recorded in interest expense-net.

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

	Three Months Ended September 30, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$687,394	$128,604	$815,998
Network fees and other costs	342,518	43,030	385,548
Sales and marketing	126,400	6,081	132,481
Segment profit	$218,476	$79,493	$297,969

	Three Months Ended September 30, 2014
	Merchant Services	Financial Institution Services	Total
Total revenue	$580,082	$117,027	$697,109
Network fees and other costs	282,431	34,161	316,592
Sales and marketing	104,460	6,773	111,233
Segment profit	$193,191	$76,093	$269,284

	Nine Months Ended September 30, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$1,935,364	$372,240	$2,307,604
Network fees and other costs	962,714	116,329	1,079,043
Sales and marketing	353,435	18,026	371,461
Segment profit	$619,215	$237,885	$857,100

	Nine Months Ended September 30, 2014
	Merchant Services	Financial Institution Services	Total
Total revenue	$1,486,991	$356,427	$1,843,418
Network fees and other costs	738,440	104,590	843,030
Sales and marketing	260,225	19,959	280,184
Segment profit	$488,326	$231,878	$720,204

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total segment profit	$297,969	$269,284	$857,100	$720,204
Less: Other operating costs	(66,563)	(60,659)	(211,853)	(177,782)
Less: General and administrative	(41,492)	(45,422)	(136,395)	(126,580)
Less: Depreciation and amortization	(70,638)	(65,289)	(206,099)	(204,176)
Less: Interest expense—net	(27,044)	(28,039)	(78,769)	(52,089)
Less: Non-operating expenses	(8,308)	(6,594)	(23,799)	(34,250)
Income before applicable income taxes	$83,924	$63,281	$200,185	$125,327

12. SUBSEQUENT EVENT

On October 23, 2015, the Company entered into a tax receivable purchase addendum with Fifth Third to terminate a portion of its obligations owed to Fifth Third under the Fifth Third TRA and the NPC TRA. Under the terms of the tax receivable purchase addendum, the Company paid approximately $49 million to Fifth Third to settle approximately $140 million of obligations under the Fifth Third TRA and the NPC TRA, the difference of which will be recorded as an addition to paid-in capital. The Company remains obligated to pay remaining amounts due to Fifth Third under the Fifth Third TRA and the NPC TRA not terminated pursuant to the above tax receivable purchase addendum.

Since Fifth Third is a stockholder of the Company, a special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the tax receivable purchase addendum.  See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information about the TRAs.

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

Executive Overview

Revenue for the three months ended September 30, 2015 increased 17% to $816.0 million from $697.1 million in 2014. Revenue for the nine months ended September 30, 2015 increased 25% to $2,307.6 million from $1,843.4 million in 2014.

Income from operations for the three months ended September 30, 2015 increased 22% to $119.3 million from $97.9 million in 2014. Income from operations for the nine months ended September 30, 2015 increased 43% to $302.8 million from $211.7 million in 2014.

Net income for the three months ended September 30, 2015 increased to $59.1 million from $42.8 million in 2014. Net income attributable to Vantiv, Inc. for the three months ended September 30, 2015 increased to $41.5 million from $30.0 million in 2014. Net income for the nine months ended September 30, 2015 increased to $138.8 million from $87.2 million in 2014. Net income attributable to Vantiv, Inc. for the nine months ended September 30, 2015 increased to $97.0 million from $56.7 million in 2014. See the "Results of Operations" section of this management's discussion and analysis for a discussion of our financial results.

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three months and nine months ended September 30, 2015, we repurchased approximately 3.6 million shares of our Class A common stock for approximately $161.2 million. Subsequent to September 30, 2015, we repurchased approximately 870,000 shares for approximately $39.3 million. After these repurchases, we have approximately $75 million of share repurchase authority remaining under this authorization.

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

On July 24, 2015, we entered into a Repurchase Addendum to Tax Receivable Agreement (the “TRA Addendum”) with each of the Mercury TRA Holders. Pursuant to the terms of the TRA Addendum, we terminated and settled a portion of our obligations under the Mercury TRA, in consideration for a cash payment of $44.8 million that was paid on a pro rata basis to the Mercury TRA Holders.

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

On October 23, 2015, we entered into a tax receivable purchase addendum with Fifth Third to terminate a portion of our obligations owed to Fifth Third under the Fifth Third TRA and the NPC TRA. Under the terms of the tax receivable purchase addendum, we paid approximately $49 million to Fifth Third to settle approximately $140 million of obligations under the Fifth Third TRA and the NPC TRA, the difference of which will be recorded as an addition to paid-in capital. We remain obligated to pay remaining amounts due to Fifth Third under the Fifth Third TRA and the NPC TRA not terminated pursuant to the above tax receivable purchase addendum.

Since Fifth Third is a stockholder of us, a special committee of our board of directors comprised of independent, disinterested directors authorized the tax receivable purchase addendum.  See Note 1 of Part I, Item 1 for additional information about the TRAs.

Recent Acquisition

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

Merchant Services

We provide a comprehensive suite of payment processing services to our merchant services clients. We authorize, clear, settle and provide reporting for electronic payment transactions, as further discussed below. Our merchant client base includes over 700,000 merchant locations across the United States and is heavily-weighted in non-discretionary everyday spend categories where spending has generally been more resilient during economic downturns.

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

•
Non-operating expenses during the three months and nine months ended September 30, 2015 primarily relate to the change in fair value of the Mercury TRA entered into in June 2014. The amounts for the three months and nine months ended September 30, 2014 relate to the refinancing of the Company's senior secured credit facilities and the change in fair value of the Mercury TRA.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest in the People's United Merchant Services, or PUMS, joint venture held by People's United Bank, or PUB. Net income attributable to non-controlling interests for the three months ended September 30, 2015 and 2014 was $17.7 million and $12.9 million, respectively. Net income attributable to non-controlling interests for the nine months ended September 30, 2015 and 2014 was $41.8 million and $30.5 million, respectively.

Factors and Trends Impacting Our Business and Results of Operations

We expect a number of factors will impact our business, results of operations and financial condition. In general, our revenue is impacted by the number and dollar volume of card based transactions which in turn are impacted by general economic conditions, consumer spending and the emergence of new technologies and payment types, such as ecommerce, mobile payments, and prepaid cards. In our Merchant Services segment, our net revenues are impacted by the mix of the size of merchants that we provide services to as well as the mix of transaction volume by merchant category. In our Financial Institution Services segment, our net revenues are also impacted by the mix of the size of financial institutions to which we provide services as well as consolidation and market and industry pressures, which have contributed and are expected to continue to contribute to pricing compression of payment processing fees in this segment. See "Results of Operations" below for a discussion of factors impacting our results in the three months and nine months ended September 30, 2015.

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

Intangible Amortization Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions. For the nine months ended September 30, 2014 intangible amortization expense also included a $34.3 million charge related to phasing out a trade name.

Non-operating Expenses

For the three months and nine months ended September 30, 2015, we recorded $8.3 million and $23.8 million, respectively, within non-operating expenses primarily related to the change in fair value of the Mercury TRA. For the three months ended September 30, 2014, we recorded $6.5 million within non-operating expenses related to the change in fair value of the Mercury TRA. For the nine months ended September 30, 2014, we recorded $34.3 million within non-operating expenses related to the refinancing of our senior secured credit facilities and the change in fair value of the Mercury TRA.

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

As a result of the TRA Addendum entered into with each of the Mercury TRA Holders discussed above, beginning in the current quarter and with the exercise of each call or put option we will reflect the retention of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRA in pro forma adjusted net income. In addition, as a result of the tax receivable purchase addendum with Fifth Third entered into and discussed above, beginning in 2016, we will reflect the retention of the cash tax benefits from the realization of the tax attributes underlying the respective TRA in pro forma adjusted net income.

The table below provides a reconciliation of pro forma adjusted net income to GAAP income before applicable income taxes for the three months and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Income before applicable taxes	$83,924	$63,281	$200,185	$125,327
Non-GAAP Adjustments:
Transition, acquisition and integration costs	11,359	7,508	49,378	30,174
Share-based compensation	7,132	10,753	23,852	30,797
Intangible amortization	48,682	45,146	143,431	147,495
Non-operating expenses	8,308	6,594	23,799	34,250
Non-GAAP Adjusted Income Before Applicable Taxes	159,405	133,282	440,645	368,043
Pro Forma Adjustments:
Income tax expense adjustment	(57,386)	(48,648)	(158,632)	(134,336)
Tax adjustments	16,842	12,418	40,178	34,005
Less: JV non-controlling interest	(319)	(186)	(1,470)	(487)
Pro Forma Adjusted Net Income	$118,542	$96,866	$320,721	$267,225

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$815,998	$697,109	$118,889	17%
Network fees and other costs	385,548	316,592	68,956	22%
Net revenue	430,450	380,517	49,933	13%
Sales and marketing	132,481	111,233	21,248	19%
Other operating costs	66,563	60,659	5,904	10%
General and administrative	41,492	45,422	(3,930)	(9)%
Depreciation and amortization	70,638	65,289	5,349	8%
Income from operations	$119,276	$97,914	$21,362	22%
Non-financial data:
Transactions (in millions)	5,776	5,360		8%

As a Percentage of Net Revenue	Three Months Ended September 30,
	2015	2014
Net revenue	100.0%	100.0%
Sales and marketing	30.8%	29.2%
Other operating costs	15.5%	16.0%
General and administrative	9.6%	11.9%
Depreciation and amortization	16.4%	17.2%
Income from operations	27.7%	25.7%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$2,307,604	$1,843,418	$464,186	25%
Network fees and other costs	1,079,043	843,030	236,013	28%
Net revenue	1,228,561	1,000,388	228,173	23%
Sales and marketing	371,461	280,184	91,277	33%
Other operating costs	211,853	177,782	34,071	19%
General and administrative	136,395	126,580	9,815	8%
Depreciation and amortization	206,099	204,176	1,923	1%
Income from operations	$302,753	$211,666	$91,087	43%
Non-financial data:
Transactions (in millions)	16,907	14,420		17%

As a Percentage of Net Revenue	Nine Months Ended September 30,
	2015	2014
Net revenue	100.0%	100.0%
Sales and marketing	30.2%	28.0%
Other operating costs	17.3%	17.8%
General and administrative	11.1%	12.7%
Depreciation and amortization	16.8%	20.4%
Income from operations	24.6%	21.1%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 and Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

Revenue increased 17% to $816.0 million for the three months ended September 30, 2015 from $697.1 million for the three months ended September 30, 2014. The increase was due primarily to transaction growth of 8%, and increased net revenue per transaction associated with our continued penetration of small and mid-sized merchants.

Revenue increased 25% to $2,307.6 million for the nine months ended September 30, 2015 from $1,843.4 million for the nine months ended September 30, 2014. The increase was primarily due to transaction growth of 17%, including the impact of the Mercury acquisition, which expanded our integrated payments channel and contributed to higher net revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 22% to $385.5 million for the three months ended September 30, 2015 from $316.6 million for the three months ended September 30, 2014. The increase was due primarily to strong volume growth, and to a lesser extent an increase in third party processing costs in connection with the Mercury acquisition.

Network fees and other costs increased 28% to $1,079.0 million for the nine months ended September 30, 2015 from $843.0 million for the nine months ended September 30, 2014. The increase was primarily due to transaction growth of 17%, including the impact of the Mercury acquisition, and to a lesser extent an increase in third party processing costs in connection with the Mercury acquisition.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 13% to $430.5 million for the three months ended September 30, 2015 from $380.5 million for the three months ended September 30, 2014 due to the factors discussed above.

Net revenue increased 23% to $1,228.6 million for the nine months ended September 30, 2015 from $1,000.4 million for the nine months ended September 30, 2014 due to the factors discussed above.

 Sales and Marketing

Sales and marketing expense increased 19% to $132.5 million for the three months ended September 30, 2015 from $111.2 million for the three months ended September 30, 2014. The increase was primarily attributable to higher sales and marketing personnel and related costs and higher residual payments to referral partners in connection with increased revenue.

Sales and marketing expense increased 33% to $371.5 million for the nine months ended September 30, 2015 from $280.2 million for the nine months ended September 30, 2014. The increase was primarily attributable to the Mercury acquisition, higher sales and marketing personnel and related costs and higher residual payments to referral partners in connection with increased revenue.

Other Operating Costs

Other operating costs increased 10% to $66.6 million for the three months ended September 30, 2015 from $60.7 million for the three months ended September 30, 2014. The increase was primarily attributable to an increase in information technology spend. Also contributing to the increase was a $2.4 million increase in acquisition and integration costs due to our recent acquisitions.

Other operating costs increased 19% to $211.9 million for the nine months ended September 30, 2015 from $177.8 million for the nine months ended September 30, 2014. The increase was primarily attributable to the Mercury acquisition and an increase in information technology spend. Also contributing to the increase was a $10.9 million increase in acquisition and integration costs due to our recent acquisitions.

General and Administrative

General and administrative expenses decreased 9% to $41.5 million for the three months ended September 30, 2015 from $45.4 million for the three months ended September 30, 2014. A decrease in share-based compensation of $3.6 million and lower general and administrative expenses driven by Mercury synergies offset a $1.4 million increase in acquisition and integration costs.

General and administrative expenses increased 8% to $136.4 million for the nine months ended September 30, 2015 from $126.6 million for the nine months ended September 30, 2014. The increase was primarily attributable to the Mercury acquisition, continued investment in our infrastructure in support of growth initiatives, and an increase in acquisition and integration costs of $8.3 million, partially offset by a decrease in share-based compensation of $6.9 million.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased 8% to $19.6 million for the three months ended September 30, 2015 from $18.2 million for the three months ended September 30, 2014. The increase during the period reflects depreciation expense associated with increased capital expenditures during the last year largely related to our continued investment in information technology infrastructure in support of growth initiatives.

Depreciation expense associated with our property, equipment and software increased 8% to $56.3 million for the nine months ended September 30, 2015 from $52.1 million for the nine months ended September 30, 2014. The increase during the period reflects depreciation expense associated with increased capital expenditures during the last year largely related to our continued investment in information technology infrastructure in support of growth initiatives, as well as assets acquired in connection with the Mercury acquisition.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased 8% to $51.0 million for the three months ended September 30, 2015 from $47.1 million for the three months ended September 30, 2014. The increase during the period is attributable to amortization expense associated with intangible assets acquired through customer portfolio acquisitions.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, decreased 1% to $149.8 million for the nine months ended September 30, 2015 from $152.1 million for the nine months ended September 30, 2014. A $34.3 million charge related to phasing out a trade name during the nine months ended September 30, 2014 more than offset an increase during the nine months ended September 30, 2015 in amortization expense associated with intangible assets acquired in connection with the Mercury acquisition.

Income from Operations

Income from operations increased 22% to $119.3 million for the three months ended September 30, 2015 from $97.9 million for the three months ended September 30, 2014.

Income from operations increased 43% to $302.8 million for the nine months ended September 30, 2015 from $211.7 million for the nine months ended September 30, 2014.

Interest Expense—Net

Interest expense—net decreased to $27.0 million for the three months ended September 30, 2015 from $28.0 million for the three months ended September 30, 2014. Interest expense—net increased to $78.8 million for the nine months ended September 30, 2015 from $52.1 million for the nine months ended September 30, 2014. The increase in interest expense—net for the nine months ended September 30, 2015 is primarily attributable to our June 2014 debt refinancing, which resulted in an increase in the amount of outstanding debt, as well as an increase in the applicable interest rates. The increase in outstanding debt was used to fund the acquisition of Mercury.

Non-Operating Expenses

Non-operating expenses were $8.3 million for the three months ended September 30, 2015 primarily relating to the change in fair value of the Mercury TRA entered into in June 2014. For the nine months ended September 30, 2015, non-operating expenses were $23.8 million, which primarily consisted of the change in fair value of the Mercury TRA.

Non-operating expenses were $6.6 million for the three months ended September 30, 2014, which consisted primarily of the change in the fair value of the Mercury TRA entered into in June 2014. Non-operating expenses were $34.3 million for the nine months ended September 30, 2014, which consisted primarily of a charge related to the refinancing of our senior secured credit facilities and the change in fair value of the Mercury TRA entered into in June 2014.

Income Tax Expense

Income tax expense for the three months ended September 30, 2015 was $24.8 million compared to $20.4 million for the three months ended September 30, 2014, reflecting effective rates of 29.5% and 32.3%, respectively.  Income tax expense for the nine months ended September 30, 2015 was $61.3 million compared to $38.1 million for the nine months ended September 30, 2014, reflecting effective tax rates of 30.6% and 30.4%, respectively. Our effective rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rates. Further, as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.0%.

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

On October 23, 2015, we entered into a tax receivable purchase addendum with Fifth Third to terminate a portion of our obligations owed to Fifth Third under the Fifth Third TRA and the NPC TRA. Under the terms of the tax receivable purchase addendum, we paid approximately $49 million to Fifth Third to settle approximately $140 million of obligations under the Fifth Third TRA and the NPC TRA, the difference of which will be recorded as an addition to paid-in capital. We remain obligated to pay remaining amounts due to Fifth Third under the Fifth Third TRA and the NPC TRA not terminated pursuant to the above tax receivable purchase addendum.

Since Fifth Third is a stockholder of us, a special committee of our board of directors comprised of independent, disinterested directors authorized the tax receivable purchase addendum.

Further, as a result, beginning in 2016, we will reflect the retention of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRA in pro forma adjusted net income. See Note 1 of Part I, Item 1 for additional information about the TRAs.

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

On July 24, 2015, we entered into the TRA Addendum with each of the Mercury TRA Holders. Pursuant to the terms of the TRA Addendum, we terminated and settled a portion of our obligations under the Mercury TRA, in consideration for a cash payment of $44.8 million that was paid on a pro rata basis to the Mercury TRA Holders.

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

Further, as a result, in the current quarter and with the exercise of each call or put option we will reflect the retention of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRA in pro forma adjusted net income. See Note 1 of Part I, Item 1 for additional information about the Mercury TRA.

In the fourth quarter of 2013, we entered into an agreement to terminate and settle in full our obligations to Advent International Corporation, or Advent, and JPDN Enterprises, LLC, or JPDN, under the TRAs. As a result, the full amount of the cash tax benefits resulting from the realization of the tax attributes underlying the respective TRAs are reflected in pro forma adjusted net income.

During the nine months ended September 30, 2015, the cash savings associated with the TRAs discussed above and retained by us were approximately $32.7 million. The TRAs do not have an impact on our effective tax rate; however, savings retained by us are reflected in pro forma adjusted net income discussed above.

Additionally, as a result of the acquisition of Litle, we generated tax benefits to be recognized over a period of 15 years from the date of the acquisition. During the nine months ended September 30, 2015, these benefits were approximately $7.5 million. This benefit does not have an impact on our effective tax rate; however, these tax benefits are reflected in pro forma adjusted net income discussed above.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three months and nine months ended September 30, 2015 and 2014.

Merchant Services

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$687,394	$580,082	$107,312	18%
Network fees and other costs	342,518	282,431	60,087	21%
Net revenue	344,876	297,651	47,225	16%
Sales and marketing	126,400	104,460	21,940	21%
Segment profit	$218,476	$193,191	$25,285	13%
Non-financial data:
Transactions (in millions)	4,743	4,398		8%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$1,935,364	$1,486,991	$448,373	30%
Network fees and other costs	962,714	738,440	224,274	30%
Net revenue	972,650	748,551	224,099	30%
Sales and marketing	353,435	260,225	93,210	36%
Segment profit	$619,215	$488,326	$130,889	27%
Non-financial data:
Transactions (in millions)	13,887	11,575		20%

Net Revenue

Net revenue in this segment increased 16% to $344.9 million for the three months ended September 30, 2015 from $297.7 million for the three months ended September 30, 2014. The increase during the three months ended September 30, 2015 was due primarily to transaction growth of 8%, and increased net revenue per transaction associated with our continued penetration of small and mid-sized merchants.

Net revenue in this segment increased 30% to $972.7 million for the nine months ended September 30, 2015 from $748.6 million for the nine months ended September 30, 2014. The increase during the nine months ended September 30, 2015 was due primarily to transaction growth of 20%, including the impact of the Mercury acquisition, which expanded our integrated payments channel and contributed to higher net revenue per transaction.

Sales and Marketing

Sales and marketing expense increased 21% to $126.4 million for the three months ended September 30, 2015 from $104.5 million for the three months ended September 30, 2014. The increase was primarily attributable to higher sales and marketing personnel and related costs and higher residual payments to referral partners in connection with increased revenue.

Sales and marketing expense increased 36% to $353.4 million for the nine months ended September 30, 2015 from $260.2 million for the nine months ended September 30, 2014. The increase was primarily attributable to the Mercury acquisition, higher sales and marketing personnel and related costs and higher residual payments to referral partners in connection with increased revenue.

Financial Institution Services

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$128,604	$117,027	$11,577	10%
Network fees and other costs	43,030	34,161	8,869	26%
Net revenue	85,574	82,866	2,708	3%
Sales and marketing	6,081	6,773	(692)	(10)%
Segment profit	$79,493	$76,093	$3,400	4%
Non-financial data:
Transactions (in millions)	1,033	962		7%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$372,240	$356,427	$15,813	4%
Network fees and other costs	116,329	104,590	11,739	11%
Net revenue	255,911	251,837	4,074	2%
Sales and marketing	18,026	19,959	(1,933)	(10)%
Segment profit	$237,885	$231,878	$6,007	3%
Non-financial data:
Transactions (in millions)	3,020	2,845		6%

Net Revenue

Net revenue in this segment increased 3% to $85.6 million for the three months ended September 30, 2015 from $82.9 million for the three months ended September 30, 2014. The increase during the three months ended September 30, 2015 was due primarily to an increase in transactions and value-added services revenue. This increase was partially offset by a decrease in net revenue per transaction, which was driven by continued pricing compression and a continuing shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Net revenue in this segment increased 2% to $255.9 million for the nine months ended September 30, 2015 from $251.8 million for the nine months ended September 30, 2014. The increase during the nine months ended September 30, 2015 was due primarily to an increase in transactions and value-added services revenue. This increase was partially offset by a decrease in net revenue per transaction, which was driven by continued pricing compression and a continuing shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Sales and Marketing

Sales and marketing expense decreased $0.7 million to $6.1 million for the three months ended September 30, 2015 from $6.8 million for the three months ended September 30, 2014.

Sales and marketing expense decreased $2.0 million to $18.0 million for the nine months ended September 30, 2015 from $20.0 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. Payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes. Excluding the call and put structure in the TRA Addendum discussed below, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus resulting in the TRA having a minimal effect on our liquidity and capital resources. On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan. As of September 30, 2015, our principal sources of liquidity consisted of $287.6 million of cash and cash equivalents and $425.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.1 billion as of September 30, 2015.

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three months and nine months ended September 30, 2015, we repurchased approximately 3.6 million shares of our Class A common stock for approximately $161.2 million. Subsequent to September 30, 2015, we repurchased approximately 870,000 shares for approximately $39.3 million. After these repurchases, we have approximately $75 million of share repurchase authority remaining under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

On July 24, 2015, we entered into the TRA Addendum with each of the Mercury TRA Holders. Pursuant to the terms of the TRA Addendum, we terminated and settled a portion of our obligations under the Mercury TRA, in consideration for a cash payment of $44.8 million that was paid on a pro rata basis to the Mercury TRA Holders.

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

On October 23, 2015, we entered into a tax receivable purchase addendum with Fifth Third to terminate a portion of our obligations owed to Fifth Third under the Fifth Third TRA and the NPC TRA. Under the terms of the tax receivable purchase addendum, we paid approximately $49 million to Fifth Third to settle approximately $140 million of obligations under the Fifth Third TRA and the NPC TRA, the difference of which will be recorded as an addition to paid-in capital. We remain obligated to pay remaining amounts due to Fifth Third under the Fifth Third TRA and the NPC TRA not terminated pursuant to the above tax receivable purchase addendum.

Since Fifth Third is a stockholder of us, a special committee of our board of directors comprised of independent, disinterested directors authorized the tax receivable purchase addendum.

We expect these TRA terminations to have minimal impact on our liquidity. See Note 1 of Part I, Item 1 for additional information about the TRAs.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands).

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$506,557	$462,797
Net cash used in investing activities	(103,656)	(1,770,564)
Net cash (used in) provided by financing activities	(526,911)	1,507,787

Cash Flow from Operating Activities

Net cash provided by operating activities was $506.6 million for the nine months ended September 30, 2015 as compared to $462.8 million for the nine months ended September 30, 2014.  The increase is due primarily to an increase in net income, changes in working capital including the favorable impact of year-over-year changes in accounts receivable and accounts payable, partially offset by net settlement assets and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as the day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $103.7 million for the nine months ended September 30, 2015 as compared to $1,770.6 million for the nine months ended September 30, 2014. The decrease was primarily due to the acquisition of Mercury in the prior year.

Cash Flow from Financing Activities

Net cash used in financing activities was $526.9 million for the nine months ended September 30, 2015 as compared to net cash provided by financing activities of $1,507.8 million for the nine months ended September 30, 2014. Cash used in financing activities during the nine months ended September 30, 2015 consisted primarily of the repayment of debt and capital leases, including the early principal payment of $200 million on the term B loan on January 6, 2015, repurchases of Class A common stock, payments made under the tax receivable agreements and distributions to non-controlling interests. Cash provided by financing activities during the nine months ended September 30, 2014 consisted primarily of proceeds from the June 2014 refinancing, partially offset by the repayment of existing debt, related debt issuance costs and capital leases. Additional financing activities included repurchases of Class A common stock, payments made under the tax receivable agreements and tax distributions.

Credit Facilities

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into the Amended Loan Agreement. The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the prior term A loan. On January 6, 2015, we made an early principal payment of $200 million on the term B loan. At September 30, 2015, the Company has $1.9 billion and $1.2 billion outstanding under the term A and term B loans, respectively, and there were no outstanding borrowings on the Company's revolving credit facility. See additional discussion in Note 4 - Long-Term Debt to the Notes to Unaudited Consolidated Financial Statements.

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

As of September 30, 2015, we were in compliance with these covenants with a leverage ratio of 4.06 to 1.00 and an interest coverage ratio of 7.90 to 1.00.

Interest Rate Swaps

As of September 30, 2015, the Company had a total of 14 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 14 outstanding interest rate swaps, 8 of them cover an exposure period from June 2015 through June 2017 and have a combined notional balance of $1.2 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 5 of the 14 outstanding interest rate swaps with notional balances ranging from $293.8 million to $250.0 million.

Contractual Obligations

There have been no significant changes to contractual obligations and commitments compared to those disclosed in our Annual Report on Form 10-K as of December 31, 2014, except as noted below.

Borrowings

As a result of the early principal payment of $200 million on the term B loan on January 6, 2015, total principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters are as follows: $51.5 million for the remainder of 2015, $429.6 million during 2016 and 2017, $1,836.5 million during 2018 and 2019, and $1,197.4 million thereafter. Variable interest payments were calculated using interest rates as of September 30, 2015.

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

During the nine months ended September 30, 2015, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2014. Our critical accounting policies and estimates are described fully within Management's Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 12, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates.

As of September 30, 2015 we had a total of 14 outstanding interest rate swaps. Of the 14 outstanding swaps, 8 of them cover an exposure period from June 2015 through June 2017 and have a combined notional balance of $1.2 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. As of September 30, 2015, we had $1.9 billion of variable rate debt not subject to a fixed rate swap effective at September 30, 2015.

Based on the amount outstanding under our senior secured credit facilities at September 30, 2015, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps effective at September 30, 2015, would cause an increase or decrease in interest expense of $19.3 million on an annual basis.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1, 2015 to July 31, 2015	5,225	$39.34	—	$275.0
August 1, 2015 to August 31, 2015	931,365	$43.89	930,000	$234.2
September 1, 2015 to September 30, 2015	2,646,025	$45.45	2,645,900	$113.8

(1) Represents shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.
(2) In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three months ended September 30, 2015, we repurchased approximately 3.6 million shares of our Class A common stock for approximately $161.2 million. Subsequent to September 30, 2015, we repurchased approximately 870,000 shares for approximately $39.3 million. After these repurchases, we have approximately $75 million of share repurchase authority remaining under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

Item 5. Other Information
On October 23, 2015, the Company entered into a tax receivable purchase addendum with Fifth Third to terminate a portion of its obligations owed to Fifth Third under the Fifth Third TRA and the NPC TRA. Under the terms of the tax receivable purchase addendum, the Company paid approximately $49 million to Fifth Third to settle approximately $140 million of obligations under the Fifth Third TRA and the NPC TRA, the difference of which will be recorded as an addition to paid-in capital. The Company remains obligated to pay remaining amounts due to Fifth Third under the Fifth Third TRA and the NPC TRA not terminated pursuant to the above tax receivable purchase addendum.

Since Fifth Third is a stockholder of the Company, a special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the tax receivable purchase addendum.  See Note 1 of Part I, Item 1 for additional information about the TRAs.

On October 26, 2015, the Company’s Compensation Committee approved a special long-term equity incentive award to Royal Cole in connection with his assumption of additional responsibilities as the Company’s Group President, Merchant and Financial Institution Services. The award has a target grant date fair value of $2.4 million.  The vesting of this equity incentive award is contingent upon continued service through the applicable vesting dates in 2017 and 2018, and with respect to half of the grant, the achievement of pre-defined Merchant and Financial Institution net revenue goals for 2017 and 2018.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTIV, INC.

October 28, 2015	By:	/s/ Mark L. Heimbouch
Mark. L. Heimbouch
Sr. Executive Vice President and Chief Operating & Financial Officer

/s/ Christopher Thompson
Christopher Thompson
SVP, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Tax Receivable Purchase Addendum, dated as of October 23, 2015, by and between Vantiv, Inc. and Fifth Third Bank

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files