Form 10-K
period 2015-12-31
Vantiv, Inc.
filed 2016-02-10
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $5.5 billion.
As of December 31, 2015, there were 155,488,326 shares of the registrant’s Class A common stock outstanding and 35,042,826 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2015.

VANTIV, INC.
FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

Business and Client Description

Vantiv is a leading payment processor differentiated by an integrated technology platform, breadth of distribution and superior cost structure. According to the Nilson Report, we are the second largest merchant acquirer and the largest PIN debit acquirer by number of transactions in the United States. Our integrated technology platform is differentiated from our competitors' multiple platform architectures. It enables us to efficiently provide a comprehensive suite of services to merchants and financial institutions of all sizes as well as to innovate, develop and deploy new services, while providing us with significant economies of scale. Our broad and varied distribution includes multiple sales channels, such as our direct and indirect sales forces and referral partner relationships, which provide us with a growing and diverse client base of merchants and financial institutions. We believe this combination of attributes provides us with competitive advantages that generate strong growth and profitability by enabling us to efficiently manage, update and maintain our technology, to utilize technology integration and value-added services to expand our new sales and distribution, and to realize significant operating leverage.

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

Merchant Services

We have a broad and diversified merchant client base. Our merchant client base includes approximately 800,000 merchant locations across the United States. In 2015, we processed approximately 19.0 billion transactions for these merchants. Our merchant client base has low client concentration and is heavily weighted in non-discretionary everyday spend categories, such as grocery and pharmacy, and includes large national retailers, including ten of the top 25 national retailers by revenue in 2014. We provide a comprehensive suite of payment processing services to our merchant services clients. We authorize, clear, settle and provide reporting for electronic payment transactions, as further discussed below.

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

Financial Institution Services

Our financial institution client base is also generally well diversified and includes approximately 1,400 financial institutions, including regional banks, community banks, credit unions and regional PIN debit networks. In 2015, we processed approximately 4.0 billion transactions for these financial institutions. We generally focus on small to mid-sized institutions with less than $15 billion in assets. Smaller financial institutions generally do not have the scale or infrastructure typical of large institutions and are more likely to outsource their payment processing needs. We provide integrated card issuer processing, payment network processing and value-added services to our financial institutions clients. These services are discussed further below.

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

Value-added Services. We provide additional services to our financial institution clients that complement our issuing and processing services. These services include fraud protection, card production, prepaid cards, ATM driving, portfolio optimization, data analytics and card program marketing. We also provide network gateway and switching services that utilize our Jeanie PIN network. Our Jeanie network offers real-time electronic payment, network bill payment, single point settlement, shared deposit taking and customer select PINs. Our Jeanie network includes approximately 7,600 ATMs, 26 million cardholders and 710 member financial institution clients.

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

Our sales teams in both Merchant Services and Financial Institution Services are paid a combination of base salary and commission. As of December 31, 2015, we had approximately 1,000 full-time employees participating in sales and marketing, including sales support personnel. Commissions paid to our sales force are based upon a percentage of revenue from new business and cross-selling to existing clients. Residual payments to our referral partners are based upon a percentage of revenues earned from referred business. For the year ended December 31, 2015, combined sales force commissions and residual payments represent approximately 75% of total sales and marketing expenses, or $376.6 million.

Our History

We have a 40 year history of providing payment processing services. We operated as a business unit of Fifth Third Bank ("Fifth Third") until June 2009 when we separated as a stand-alone company, established our own organization, headquarters, brand, growth strategy and completed our initial public offering ("IPO") in March 2012. Since the separation, we have made substantial investments, including several key acquisitions, to enhance our integrated technology platform and reorganize our business to better align it with our market opportunities and broaden our geographic footprint beyond the markets traditionally served by Fifth Third Bank.

Industry Background
Electronic Payments

Electronic payments in the United States have evolved into a large and growing market with favorable secular trends that continue to increase the adoption and use of card-based payment services, such as those for credit, debit and prepaid cards.

This growth is driven by the shift from cash and checks towards card-based and other electronic forms of payment due to their greater convenience, security, enhanced services and rewards and loyalty features. We believe changing demographics and emerging trends, such as the adoption of new technologies and business models, including ecommerce, mobile commerce and prepaid services, will also continue to drive growth in electronic payments.

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

Financial Highlights

Revenue for the year ended December 31, 2015, increased 23% to $3,159.9 million from $2,577.2 million in 2014. Income from operations for the year ended December 31, 2015, increased 38% to $434.4 million from $314.7 million in 2014. Net income for the year ended December 31, 2015, increased 24% to $209.2 million from $169.0 million in 2014. Net income attributable to Vantiv, Inc. for the year ended December 31, 2015, increased 18% to $147.9 million from $125.3 million in 2014.

The following tables provide a summary of the results for our two segments, Merchant Services and Financial Institution Services, for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Merchant Services
Total revenue	$2,656,906	$2,100,367	$1,639,157
Network fees and other costs	1,321,312	1,033,801	801,463
Net revenue	1,335,594	1,066,566	837,694
Sales and marketing	478,736	367,998	286,200
Segment profit	$856,858	$698,568	$551,494
Non-financial data:
Transactions (in millions)	18,959	16,262	13,333

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Financial Institution Services
Total revenue	$503,032	$476,836	$468,920
Network fees and other costs	156,890	140,864	133,978
Net revenue	346,142	335,972	334,942
Sales and marketing	25,213	28,355	25,844
Segment profit	$320,929	$307,617	$309,098
Non-financial data:
Transactions (in millions)	4,032	3,815	3,613

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

The Dodd-Frank Act provided two immediately effective, self-executing statutory provisions limiting the ability of payment card networks to impose certain restrictions. The first provision allows merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (and allows federal governmental entities and institutions of higher education to set maximum amounts for the acceptance of credit cards). The second provision allows merchants to provide discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers.

Separately, the "Durbin Amendment" to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be "reasonable and proportional" to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. In addition, the Durbin Amendment contains prohibitions on network exclusivity and merchant routing restrictions.

Banking Regulation

Fifth Third Bank beneficially owns an equity interest representing approximately 18.4% of Vantiv Holding's voting power and equity interests (through their ownership of Vantiv Holding Class B units) and 18.4% of the voting interest in Vantiv, Inc. (through their ownership of our Class B common stock). Fifth Third Bank is an Ohio state-chartered bank and a member of the Federal Reserve System and is supervised and regulated by the Federal Reserve and the Ohio Division of Financial Institutions, or ODFI. Fifth Third Bank is a wholly-owned indirect subsidiary of Fifth Third Bancorp, which is a bank holding company, or BHC, which has elected to be treated as a financial holding company, or FHC, and is supervised and regulated by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or BHC Act.

We continue to be deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank for bank regulatory purposes and, therefore, remain subject to supervision and regulation by the Federal Reserve under the BHC Act and by the ODFI under applicable federal and state banking laws until Fifth Third Bancorp and Fifth Third Bank are no longer deemed to control us for bank regulatory purposes, which we do not generally have the ability to control and which will generally not occur until Fifth Third Bank has significantly reduced its equity interest in us, as well as certain other factors, including the extent to which we continue to maintain material business relationships with Fifth Third Bancorp and Fifth Third Bank. The ownership level at which the Federal Reserve would consider us no longer controlled by Fifth Third Bank for bank regulatory purposes will generally depend on the circumstances at that time and could be less than 5%. The circumstances and other factors that the Federal Reserve will consider will include, among other things, the extent of our relationships with Fifth Third Bank, including the various agreements entered into at the time of the separation from Fifth Third Bank and the Amended and Restated Vantiv Holding Limited Liability Company Agreement.

Because of the foregoing, in certain circumstances, prior approval of the Federal Reserve or the ODFI may be required before Fifth Third Bancorp, Fifth Third Bank or their subsidiaries for bank regulatory purposes, including us, can engage in permissible activities. The Federal Reserve has broad powers to approve, deny or refuse to act upon applications or notices for us to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. Additionally, it may be difficult for us to engage in activities abroad or invest in a non-U.S. company. We and Fifth Third Bank may seek to engage in offshore activities through various entities and structures, each of which may require prior regulatory approval, the receipt of which cannot be assured, as well as continued banking regulation and limitations. The Federal Reserve and the ODFI have substantial discretion in this regard. We will need Fifth Third Bank's cooperation to form and operate any such entity for offshore activities, and the regulatory burdens imposed upon Fifth Third Bank may be too extensive to justify its establishment or continuation. If, after such an entity is formed, we or Fifth Third Bank are at any time unable to comply with any applicable regulatory requirements, the Federal Reserve or ODFI may impose additional limitations or restrictions on Fifth Third Bank's or our operations, which could potentially force us to limit the activities or dispose of the entity.

For as long as we are deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank for bank regulatory purposes, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and the ODFI and to certain banking laws, regulations and orders. Fifth Third Bancorp and Fifth Third Bank are required to file reports with the Federal Reserve and the ODFI on our behalf, and we are subject to examination by the Federal Reserve and the ODFI for the purposes of determining, among other things, our financial condition, the adequacy of our risk management and the financial and operational risks that we pose to the safety and soundness of Fifth Third Bank and Fifth Third Bancorp, and our compliance with federal and state banking laws applicable to us and our relationship and transactions with Fifth Third Bancorp and Fifth Third Bank. The Federal Reserve has broad authority to take enforcement actions against us if it determines that we are engaged in or are about to engage in unsafe or unsound banking practices or are violating or are about to violate a law, rule or regulation, or a condition imposed by or an agreement with, the Federal Reserve, and any enforcement actions taken against Fifth Third Bancorp or Fifth Third Bank may result in regulatory actions being applied to us or our activities in certain circumstances, even if the enforcement actions are unrelated to our conduct or business. For the most serious violations under federal banking laws, the Federal Reserve may impose civil money penalties and criminal penalties.

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

We are subject to regulation and enforcement by the CFPB, created by the Dodd-Frank Act, because we are an affiliate of Fifth Third Bank for bank regulatory purposes and because we are a service provider to insured depository institutions with assets of $10 billion or more in connection with their consumer financial products and to entities that are larger participants in markets for consumer financial products and services such as prepaid cards. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. In addition to rulemaking authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting unfair, deceptive or abusive acts or practices by persons offering consumer financial products or services and those, such as us, who are service providers to such persons, and has authority to enforce these consumer financial protection laws and CFPB rules.

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

We are also subject to certain economic and trade sanctions programs that are administered by the Treasury Department's Office of Foreign Assets Control, or OFAC, that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations, as well as similar anti-money laundering, counter terrorist financing and proceeds of crime laws applicable to movements of currency and payments through electronic transactions and to dealings with certain specified persons.

We continually develop new compliance programs and enhance existing ones to monitor and address legal and regulatory requirements and developments.

Federal Trade Commission Act and Other Laws Impacting Our and our Customers' Business

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP.  In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act and the Unlawful Internet Gambling Enforcement Act of 2006, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant's payment processor, to litigation, investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services.  Various federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states' attorneys general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules and regulations.

As a result of the increasingly uncertain regulatory and judicial environment surrounding Daily Fantasy Sports, we have decided to suspend processing for these transactions. Revenue from Daily Fantasy Sports is not material to our business or to our Merchant segment. If there is greater regulatory and judicial clarity, we may re-enter the space in the future. In the meantime, we remain firmly committed to processing for online and land-based gaming operators, including state lotteries and other regulated gaming activities where the regulatory and judicial framework are more clearly established.

Prepaid Services

Prepaid card programs managed by us are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. For example, most states require entities engaged in money transmission in connection with the sale of prepaid cards to be licensed as a money transmitter with, and subject to examination by, that jurisdiction's banking department. In the future, we may have to obtain state licenses to expand our distribution network for prepaid cards, which licenses we may not be able to obtain. Furthermore, the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the Federal Reserve's Regulation E impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. These laws and regulations are sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, us, financial institutions, merchants or others could change. Prepaid services may also be subject to the rules and regulations of Visa, MasterCard and other payment networks with which we and the card issuers do business. The programs in place to process these products generally may be modified by the payment networks in their discretion and such modifications could also impact us, financial institutions, merchants and others.

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

Intellectual Property

We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, and domain names. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology relating to payment solutions, transaction processing and other matters. Over time, we have assembled and continue to assemble a portfolio of patents, trademarks, service marks, copyrights, domain names and trade secrets covering our products and services. Intellectual property is a component of our ability to be a leading payment services provider and any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

Employees

As of December 31, 2015, we had 3,313 employees. As of December 31, 2015, this included 896 Merchant Services employees, 84 Financial Institution Services employees, 863 IT employees, 960 operations employees and 510 general and administrative employees. None of our employees are represented by a collective bargaining agreement. We believe that relations with our employees are good.

Corporate Information
We are a Delaware corporation incorporated on March 25, 2009. We completed our initial public offering in March 2012 and our Class A common stock is listed on the New York Stock Exchange under the symbol "VNTV". Our principal executive offices are located at 8500 Governor's Hill Drive, Symmes Township, Ohio 45249, and our telephone number is (513) 900-4811. Our website address is www.vantiv.com.
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
You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, NE, Room 1580, Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section at the SEC at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. The contents of the websites referred to above are not incorporated into this filing or in any other report or document we file with the SEC, and any references to these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K and in our other filings with the SEC. Any of these risks could adversely affect our business, results of operations, financial condition and prospects.

Risks Related to Our Business

If we cannot keep pace with rapid developments, changes and consolidation occurring in our industry and provide new services to our clients, the use of our services could decline, reducing our revenues.

The electronic payments market in which we operate is characterized by rapid technological change, new product and service introductions, including ecommerce services, mobile payment applications, and prepaid services, evolving industry standards, changing customer and consumer needs, the entrance of non-traditional competitors and periods of increased consolidation. In order to remain competitive in this rapidly evolving market, we are continually involved in a number of projects to develop new and innovative services. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of market acceptance of new or innovated services. Any delay in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to our clients.

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

Acquisitions, partnerships and joint ventures are part of our growth strategy. We evaluate, and expect in the future to evaluate potential strategic acquisitions of, and partnerships or joint ventures with, complementary businesses, services or technologies. However, we may not be able to successfully identify suitable acquisition, partnership or joint venture candidates in the future. In addition, for purposes of the Bank Holding Company Act of 1956, as amended, or the BHC Act, we are deemed to be a subsidiary of Fifth Third Bank. For so long as we continue to be considered a subsidiary of a bank, we may only engage in activities that are permissible for the bank to engage in directly. These activities and restrictions may limit our ability to acquire other businesses, enter into other strategic transactions or expand into foreign countries.

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

If our agreements with financial institution sponsors and clearing service providers to process electronic payment transactions are terminated or otherwise expire and we are unable to renew existing or secure new sponsors or clearing service providers, we will not be able to conduct our business.

The Visa, MasterCard and other payment network rules require us to be sponsored by a member bank in order to process electronic payment transactions. Because we are not a bank, we are unable to directly access these payment networks. We are currently registered with the Visa, MasterCard and other payment networks through Fifth Third Bank and other sponsor banks. Our current agreement with Fifth Third Bank expires in June 2019. These agreements with Fifth Third Bank and other sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. We also rely on Fifth Third Bank and various other financial institutions to provide clearing services in connection with our settlement activities. Without these sponsorships or clearing services agreements, we would not be able to process Visa, MasterCard and other payment network transactions or settle transactions which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with such sponsorships or clearing services agreements increase.

Increased merchant, financial institution or referral partner attrition and decreased transaction volume could cause our revenues to decline.

We experience attrition and declines in merchant and financial institution credit, debit or prepaid card processing volume resulting from several factors, including business closures, consolidations, loss of accounts to competitors, account closures that we initiate due to heightened credit risks, and reductions in our merchants' sales volumes. Our referral partners, many of which are not exclusive, such as merchant banks, ISVs, VARs, payment facilitators, ISOs and trade associations are strong contributors to our revenue growth in our Merchant Services segment. If an ISO or referral partner switches to another transaction processor, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the ISO or referral partner, and we risk losing existing merchants that were originally enrolled by the ISO or referral partner. We cannot predict the level of attrition and decreased transaction volume in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations.

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

We face potential liability for fraudulent electronic payment transactions initiated by merchants or other associated participants. Examples of merchant fraud include when a merchant or other party knowingly accepts payment by a stolen or counterfeit credit, debit or prepaid card, card number or other credentials records a false sales transaction utilizing a stolen or counterfeit card or credentials, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. In addition, beginning October 2015, merchants that cannot process EMV chip-based cards are held financially responsible for certain fraudulent transactions conducted using such cards. This will likely increase the amount of risk for merchants who are not yet EMV-compliant and could result in us having to seek increased chargebacks from such merchants. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition and results of operations.

A decline in the use of credit, debit or prepaid cards as a payment mechanism for consumers or adverse developments with respect to the payment processing industry in general could have a materially adverse effect on our business, financial condition and results of operations.

If consumers do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, alternative currencies and technologies, credit, debit and prepaid cards, or the corresponding methodologies used for each, which is adverse to us, it could have a materially adverse effect on our business, financial condition and results of operations. Moreover, if there is an adverse development in the payments industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, our business, financial condition and results of operations may be adversely affected.

If Fifth Third Bank fails or is acquired by a third party, it could place certain of our material contracts at risk, decrease our revenue, and transfer the ultimate voting power of Fifth Third Bank’s stock ownership in us (including any shares of Class A common stock that may be issued in exchange for Fifth Third Bank’s units in Vantiv Holding) to a third party.
Fifth Third Bank accounted for approximately 3% of our revenue during the years ended December 31, 2015 and 2014, and is the provider of the services under our Clearing, Settlement and Sponsorship Agreement, Referral Agreement and Master Services Agreement. If Fifth Third Bank were to be placed into receivership or conservatorship, it could jeopardize our ability to generate revenue and conduct our business.
If Fifth Third Bank were to be acquired by a third party, it could affect certain of our contractual arrangements with them. For instance, in the event of a change of control or merger of Fifth Third Bank, our Clearing, Settlement and Sponsorship Agreement and our Referral Agreement provide that Fifth Third Bank may assign the contract to an affiliate or successor, in which case we would not have the right to terminate the contract regardless of such assignee’s ability to perform such services. Our Master Services Agreement provides that Fifth Third Bank would be in default under the agreement upon a change of control, in which case we would have the right to terminate the agreement effective upon 60 days' notice to Fifth Third Bank unless the surviving entity assumes Fifth Third Bank’s obligation and the level of fees paid to us pursuant to the Master Services Agreement remains equal or greater than fees paid to us prior to the change of control. In addition, the acquiring company may choose to terminate the terms of such contracts, requiring us to litigate if we believe such termination is not pursuant to contract terms, and find alternative clients, counterparties or sponsorships. The added expense of litigation and the inability to find suitable substitute clients or counterparties in a timely manner would have a material adverse effect on our business, financial condition and results of operations. Furthermore, such an acquisition would place in the hands of the acquiring third party the voting power of Fifth Third Bank’s stock ownership in Vantiv, Inc. (including any shares of Class A common stock that may be issued in exchange for Fifth Third Bank’s units in Vantiv Holding). We may not have a historical relationship with the acquiring party, and the acquiring party may be a competitor of ours or provide many of the same services that we provide. The acquiring party may vote its shares of our common stock or units in a manner adverse to us and our other stockholders.

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

We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to or interpretations of existing laws, regulations, or industry standards affecting the electronic payments industry and other industries in which we operate may have an unfavorable impact on our business, financial condition and results of operations.

Our business is impacted by numerous laws, regulations and examinations that affect us and our industry, many of which are discussed under "Item 1. Business - Regulation." In addition, the number of new and proposed regulations has increased significantly in recent years, particularly pertaining to interchange fees on credit and debit card transactions, which are paid to the card issuing financial institution. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, significantly changed the payment processing industry by restricting amounts of debit card fees that certain issuing financial institutions can charge merchants and allowing merchants to set minimum dollar amounts for the acceptance of credit cards and offer discounts for different payment methods. These and other regulatory changes on our business and industry could negatively affect our business in a variety of ways including the number of debit transactions, and prices charged per transaction.

In the future, due to applicable law and regulation, we may have to obtain state licenses to expand our distribution network for prepaid cards. If we fail or are unable to comply with these requirements, our clients (or in certain instances, we) could be subject to the imposition of fines, other penalties or enforcement-related actions which may impact our ability to offer our credit issuer processing services, prepaid or other related services and could have a material adverse effect on our business, financial condition and results of operations. Because our business is highly regulated, it is very important to our business that our operations, policies and procedures comply with applicable laws, regulations and related requirements. Our failure to comply with applicable laws and regulations or adapt to changes in applicable laws and regulations, or a material increase in our compliance and other costs as a result of regulatory changes, could adversely affect our business, financial condition and results of operations. In addition, any failure to comply with laws and regulations, even if inadvertent, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation.

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

As of December 31, 2015, Fifth Third Bank owned an equity interest representing approximately 18.4% of the voting and economic equity interest of Vantiv Holding and 18.4% of the voting interest in Vantiv, Inc.

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

For as long as we are deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank for bank regulatory purposes, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and the ODFI and to most banking laws, regulations and orders that apply to Fifth Third Bancorp and Fifth Third Bank, including restrictions or approval requirements for certain activities or investments abroad. Any restrictions placed on Fifth Third Bancorp or Fifth Third Bank as a result of any supervisory actions may also restrict us or our activities in certain circumstances, even if these actions are unrelated to our conduct or business. Further, as long as we are deemed to be controlled by Fifth Third Bank, our activities are limited to those that are permissible for Fifth Third Bank to engage in, which include activities that are part of, or incidental to, the business of banking. Accordingly, we are subject to a covenant in the Amended and Restated Vantiv Holding Limited Liability Company Agreement that is intended to facilitate compliance by Fifth Third Bank with relevant federal and state banking laws.

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

We are subject to regulation and enforcement by the CFPB because we are an affiliate of Fifth Third Bank for bank regulatory purposes and because we are a service provider to insured depository institutions with assets of $10 billion or more in connection with their consumer financial products and to entities that are larger participants in markets for consumer financial products and services such as prepaid cards. CFPB rules and examinations may require us to adjust our activities and may increase our compliance costs, which could have an adverse effect on our business, financial condition and results of operations.

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

Third parties may challenge, invalidate, circumvent, infringe or misappropriate our intellectual property, or such intellectual property may not provide us any competitive advantages, which could result in costly redesign efforts, discontinuance of certain service offerings or other competitive harm. Our competitors could also independently develop similar technology, duplicate our services or design around our intellectual property. We may be forced to litigate to enforce or determine the scope and enforceability of our intellectual property rights, trade secrets and know-how, which is expensive, could cause a diversion of resources and may not prove successful. Also, we may not be able to obtain or continue to obtain licenses and technologies from third parties on reasonable terms or at all. The loss of intellectual property protection or the inability to obtain third party intellectual property could harm our business and ability to compete.

We may also be subject to costly litigation in the event our services and technology infringe upon or otherwise violate a third party’s proprietary rights, or if a third party claims we have breached their copyright, trademark, license usage or other intellectual property rights. Any claim from third parties may result in a limitation on our ability to use the intellectual property subject to these claims. Additionally, we could be required to defend against individuals and groups who have been purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Claims of intellectual property infringement also might require us to pay costly settlement or damage awards, or prevent us from marketing or selling certain of our services. If we cannot redesign affected services or license the infringed technology on reasonable terms or substitute similar technology from another source, our revenue and earnings could be adversely impacted.

Finally, we could be subject to suits by parties claiming ownership of what we believe to be open source software, which we use in connection with our technology and services. Despite our efforts to prevent it from occurring, we could be required to by some of our open source software licenses to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. Any requirement to disclose our proprietary source code could be harmful to our business, financial condition and results of operations.

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

We have a high level of indebtedness. As of December 31, 2015, we had total indebtedness of $3.1 billion. For the year ended December 31, 2015, total payments under our annual debt service obligations, including interest and principal, were approximately $215 million. Our high degree of leverage could have significant negative consequences, including:

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

To the extent that we hedge our exposure to fluctuations in interest rates, we forgo the benefits we would otherwise experience if interest rates were to change in our favor. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, a counterparty to the arrangement could default on its obligation, thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or breakage costs, if we terminate these arrangements. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from management's expectations. As a result, we cannot assure that our interest rate hedging arrangements will effectively manage our interest rate sensitivity or have the desired beneficial impact on our results of operations or financial condition.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition and results of operations.

Our balance sheet includes goodwill and intangible assets that represent 65% of our total assets at December 31, 2015. These assets consist primarily of goodwill and customer relationship intangible assets associated with our acquisitions. Additional acquisitions would also result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our results of operations.

We are party to tax receivable agreements and the amounts we may be required to pay under these agreements are expected to be significant. In certain cases, payments under the tax receivable agreements may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreements.

We are party to tax receivable agreements ("TRAs") as further described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The payments we will be required to make under these TRAs are expected to be substantial. As of December 31, 2015, we have a liability recorded of approximately $1.0 billion associated with the TRAs. Because payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments. We will incur additional liabilities in connection with any future purchases by us of units in Vantiv Holding from Fifth Third Bank or from the future exchange of units by Fifth Third Bank for cash or shares of our Class A common stock. If Fifth Third Bank had exchanged its remaining Class B units of Vantiv Holding, had exercised the remaining warrant and exchanged the Class C units of Vantiv Holding, all for shares of Class A common stock on December 31, 2015, we would have recorded an additional full and undiscounted TRA obligation of approximately $1.1 billion. This estimate is subject to material change based on changes in Fifth Third Bank’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price.  It is possible that future transactions or events, including changes in tax rates, could increase or decrease the actual tax benefits realized and the corresponding TRA payments. There may be a material adverse effect on our liquidity if, as a result of timing discrepancies or otherwise, distributions to us by Vantiv Holding are not sufficient to permit us to make payments under the TRAs.

The TRAs provide that, upon certain mergers, asset sales, other forms of business combination or certain other changes of control, our obligations to make payments with respect to tax benefits would be based on certain assumptions, including that we would have sufficient taxable income to fully use the NOLs or deductions arising from increased tax basis of assets. As a result, upon a merger or other change of control, we could be required to make payments under the TRAs that are greater than 85% of our actual tax savings.

We may elect to terminate any or all of the remaining TRAs prior to the time they terminate in accordance with their terms. If we were to so elect, or if we materially breach a material obligation in the TRAs and we do not cure such breach within a specified time period, we would be required to make an immediate payment equal to the present value of the anticipated future tax benefits taken into account under the TRAs. In these circumstances, the anticipated future tax benefits would be determined under certain assumptions that in general assume that we would recognize the greatest amount of benefits at the earliest time. As a result, the payments we would be required to make could exceed 85% of the tax savings that we actually realize from the increased tax basis and/or the NOLs, and we could be required to make those payments significantly in advance of the time the tax savings arise.

If the Internal Revenue Service, or the IRS, challenges the tax basis increases or NOLs that give rise to payments under the TRAs and the tax basis increases or NOLs are subsequently disallowed, our payments under the TRAs could exceed our actual tax savings, and we may not be able to recoup payments under the TRAs that were calculated on the assumption that the disallowed tax savings were available.

We are a holding company and our principal assets are our interests in Vantiv Holding, and we depend on dividends, distributions and other payments from Vantiv Holding to meet any existing or future debt service and other obligations and to pay dividends, if any, and taxes and other expenses.

We are a holding company and conduct all of our operations through Vantiv Holding and its subsidiaries. We have no material assets other than our ownership of units of Vantiv Holding. To the extent that we need funds and Vantiv Holding is restricted from making distributions to us under applicable law or regulation, or by the terms of Vantiv Holding’s indebtedness, or Vantiv Holding is otherwise unable to provide such funds, it could materially adversely affect our liquidity and, consequently, our business, financial condition and results of operations.

Fifth Third Bank has interests that could present potential conflicts with our and our other stockholders’ interests.
Fifth Third Bank has the ability to pursue, for its own accounts, business line or acquisition opportunities that may be similar or complementary to our business, and as a result, those opportunities may not be available to us. Our amended and restated certificate of incorporation contains provisions renouncing any interest or expectancy we may have in certain corporate opportunities held by or known to our directors affiliated with Fifth Third Bank. Accordingly, the interests of Fifth Third Bank may supersede ours, causing it or its affiliates to compete against us or to pursue opportunities instead of us, for which we would have no recourse. Such actions on the part of Fifth Third Bank and inaction on our part could have a material adverse effect on our business, financial condition and results of operations.
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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock. As of December 31, 2015, we had 155,488,326 shares of Class A common stock outstanding. Subject to compliance with applicable documentation, which includes the Exchange Agreement and may include the Warrant, Fifth Third Bank could acquire up to 42,834,782 shares of our Class A common stock.  Pursuant to the Registration Rights Agreement, Fifth Third Bank is entitled to certain demand and "piggyback" registration rights and any shares of our Class A common stock that are sold by Fifth Third Bank pursuant to such a registration would become eligible for sale in the public market without restriction.  In addition, we have filed registration statements on Form S-8 relating to an aggregate of 39,750,519 shares of our Class A common stock that we have issued or may issue in the future pursuant to employee benefit plans. These shares may be sold in the public market upon issuance and once vested, subject to the terms of the equity incentive plan and applicable award agreements.
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
We have not declared or paid any cash dividends on our common stock since our initial public offering, and we do not intend to in the foreseeable future. We currently intend to retain our future earnings, if any, to repay indebtedness and to support our general corporate purposes. We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to us to pay cash dividends are also restricted by our subsidiaries’ debt agreements, and, to the extent that we require additional funding, the sources of such additional funding may prohibit the payment of a dividend. As a result, appreciation in the price of our Class A common stock, if any, will be the only source of gain on an investment in our Class A common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties
Our principal place of business is our corporate headquarters located at 8500 Governor's Hill Drive, Symmes Township, Cincinnati, Ohio 45249.

In addition to our corporate headquarters, as of December 31, 2015 we leased operational, sales, and administrative facilities in Arizona, California, Colorado, Florida, Illinois, Kentucky, Massachusetts and Texas and owned a facility in Colorado. As of December 31, 2015, we leased data center facilities in Colorado, Kentucky and Michigan. We believe that our facilities are suitable and adequate for our business as presently conducted, however, we periodically review our facility requirements and may acquire new space to meet the needs of our business or consolidate and dispose of facilities that are no longer required.

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

2014	High	Low
First Quarter	$34.42	$29.05
Second Quarter	$33.74	$28.45
Third Quarter	$34.90	$30.25
Fourth Quarter	$35.11	$29.35

2015	High	Low
First Quarter	$39.11	$32.99
Second Quarter	$41.09	$37.16
Third Quarter	$47.02	$38.20
Fourth Quarter	$53.46	$44.46

There were approximately 50 holders of record of our Class A common stock and one holder of our Class B common stock as of January 31, 2016.

Issuer Purchases of Equity Securities

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
October 1, 2015 to October 31, 2015	874,436	$45.11	869,651	$74.6
November 1, 2015 to November 30, 2015	2,463	$51.11	—	$74.6
December 1, 2015 to December 31, 2015	125	$47.25	—	$74.6

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

(2)
On February 12, 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three months ended December 31, 2015, we repurchased approximately 870,000 shares of Class A common stock for approximately $39.3 million. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Exchange Act. The share repurchase program has no expiration date and may be suspended or discontinued at any time without notice.

Dividend Policy

Since our initial public offering, we have not declared or paid any cash dividends on our common stock, and we do not intend to in the foreseeable future. We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to us to pay cash dividends are subject to the covenants and restrictions in our subsidiaries' loan agreements. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, legal and contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Vantiv Holding paid aggregate tax distributions to or on behalf of its equity holders including Fifth Third Bank of $12.9 million, $22.9 million and $41.2 million, respectively, for the years ended December 31, 2015, 2014 and 2013, pursuant to the terms of the Amended and Restated Vantiv Holding Limited Liability Company Agreement. Vantiv Holding will continue to make tax distributions to its equity holders in accordance with the Amended and Restated Vantiv Holding Limited Liability Company Agreement.

Stock Performance Graph

The following graph shows a comparison from March 22, 2012 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative total return for our Class A common stock, the S&P 500 Index and the S&P Information Technology Index. Data for the S&P 500 Index and the S&P Information Technology Index assume reinvestment of dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*
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

Item 6. Selected Financial Data

The following table sets forth our historical financial and other data for the periods and as of the dates indicated. We derived the statement of income data for the years ended December 31, 2015, 2014 and 2013 and our balance sheet data as of December 31, 2015 and 2014 from our audited financial statements for such periods included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

The results indicated below are not necessarily indicative of our future performance. You should read this information together with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data."

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands, except per share data)
Statement of income data:
Revenue	$3,159,938	$2,577,203	$2,108,077	$1,863,239	$1,622,421
Network fees and other costs	1,478,202	1,174,665	935,441	840,597	756,735
Sales and marketing	503,949	396,353	312,044	280,644	236,917
Other operating costs	284,066	242,439	200,630	158,374	143,420
General and administrative	182,369	173,986	121,707	118,231	86,870
Depreciation and amortization	276,942	275,069	185,453	160,538	155,326
Income from operations	434,410	314,691	352,802	304,855	243,153
Interest expense-net	(105,736)	(79,701)	(40,902)	(54,572)	(111,535)
Non-operating income (expense)	(31,268)	177	(20,000)	(92,672)	(14,499)
Income before applicable income taxes	297,406	235,167	291,900	157,611	117,119
Income tax expense	88,177	66,177	83,760	46,853	32,309
Net income	209,229	168,990	208,140	110,758	84,810
Less: Net income attributable to non-controlling interests	(61,283)	(43,698)	(74,568)	(53,148)	(48,570)
Net income attributable to Vantiv, Inc.	$147,946	$125,292	$133,572	$57,610	$36,240
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$1.02	$0.88	$0.96	$0.50	$0.40
Diluted	$0.95	$0.75	$0.87	$0.47	$0.40
Shares used in computing net income per share of Class A common stock:
Basic	145,044,577	141,936,933	138,836,314	116,258,204	89,515,617
Diluted	200,934,442	199,170,813	206,027,557	122,747,362	89,515,617

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$197,096	$411,568	$171,427	$67,058	$370,549
Total assets	6,465,426	6,336,083	4,189,553	3,979,529	3,489,710
Total long-term liabilities	3,944,981	4,072,164	2,327,918	1,665,826	1,793,270
Non-controlling interests	272,278	397,573	408,391	626,309	632,022
Total equity	1,225,066	1,300,586	1,176,322	1,444,235	1,255,720

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

Overview

Vantiv is the second largest merchant acquirer and the largest PIN debit acquirer by number of transactions, according to the Nilson Report, and a leading payment processor in the United States differentiated by our integrated technology platform, breadth of distribution and superior cost structure. Our integrated technology platform enables us to efficiently provide a comprehensive suite of services to both merchants and financial institutions of all sizes as well as to innovate, develop and deploy new services, while providing us with significant economies of scale. Our broad and varied distribution provides us with a growing and diverse client base of merchants and financial institutions. Our merchant client base includes approximately 800,000 merchant locations across the United States and is heavily-weighted in non-discretionary everyday spend categories where spending has generally been more resilient during economic downturns. In 2015, we processed approximately 19.0 billion transactions for these merchants. Our financial institution client base includes approximately 1,400 financial institutions, including regional banks, community banks, credit unions and regional PIN debit networks. In 2015, we processed approximately 4.0 billion transactions for these financial institutions. See Item 1 - Business for a more detailed discussion of the business overview.

Executive Overview

Revenue for the year ended December 31, 2015 increased 23% to $3,159.9 million from $2,577.2 million in 2014.

Income from operations for the year ended December 31, 2015 increased 38% to $434.4 million from $314.7 million in 2014.

Net income for the year ended December 31, 2015 increased 24% to $209.2 million from $169.0 million in 2014. Net income attributable to Vantiv, Inc. for the year ended December 31, 2015 increased 18% to $147.9 million from $125.3 million in 2014. See the "Results of Operations" section of this Management's Discussion and Analysis for a discussion of our financial results.

Strategic Capital Deployment

The highly recurring nature of our revenues and significant cost structure advantages provided by our integrated technology platform enable our business to generate high levels of free cash flow. As a result, we maintain a balanced and strategic focus on capital allocation with priorities of investing in our business for growth and returning capital to shareholders. In-line with these priorities, the following events during 2015 signify our efforts to strategically deploy capital to our shareholders:

•
In January 2015, we made an early principal payment of $200 million on our term B loan. See Note 6 - Long-Term Debt in "Item 8 - Financial Statements and Supplementary Data" for more information about the early principal payment.

•
In July 2015, we entered into a Repurchase Addendum to Tax Receivable Agreement (the "TRA Addendum") with each of the Mercury Payment Systems, LLC ("Mercury") pre-acquisition owners ("TRA Holders"), which terminated and settled a portion of our obligations under the Mercury TRA, in consideration for a cash payment of $44.8 million that was paid on a pro rata basis to the Mercury TRA Holders. In addition, under the terms of the TRA Addendum, we are granted call options and the Mercury TRA Holders are granted put options to settle the remaining obligations under the Mercury TRA. See Note 7 - Tax Receivable Agreements in "Item 8 - Financial Statements and Supplementary Data" for more information about the TRA transaction.

•
In October 2015, we entered into a tax receivable purchase addendum with Fifth Third to terminate a portion of our obligations owed to Fifth Third under the Fifth Third TRA. Under the terms of the tax receivable repurchase addendum, we paid approximately $49 million to Fifth Third to settle approximately $140 million of obligations under the Fifth Third TRA. See Note 7 - Tax Receivable Agreements in "Item 8 - Financial Statements and Supplementary Data" for more information about the TRA transaction.

•
In December 2015, we entered into a warrant cancellation agreement (the "Warrant Cancellation Agreement") with Fifth Third Bank to cancel a portion of the warrant that was issued to Fifth Third on June 30, 2009. The Warrant Cancellation Agreement canceled the rights under the warrant to purchase approximately 4.8 million Class C Units of Vantiv Holding for aggregate consideration of $200 million paid by us to Fifth Third. At the time of the Warrant Cancellation Agreement, the 4.8 million Class C Units cancelled would have been equivalent to approximately 3.2 million dilutive shares on a full quarterly basis. See Note 9 - Controlling and Non-controlling Interests in "Item 8 - Financial Statements and Supplementary Data" for more information about the warrant cancellation.

•
Throughout 2015 we repurchased approximately 4.4 million shares of our Class A common stock for approximately $200.4 million under various programs approved by our board of directors. See Note 12 - Capital Stock in "Item 8 - Financial Statements and Supplementary Data" for more information about the share repurchases.

Recent Acquisition

On June 13, 2014, we acquired Mercury for approximately $1.68 billion in cash and $192.5 million in contingent consideration related to the Mercury TRA entered into with the Mercury TRA Holders as part of the acquisition of Mercury. We funded the acquisition by borrowing an additional $1.7 billion through an amendment and refinancing of our senior secured credit facilities. Mercury is a payment technology and service leader whose solutions are integrated into point-of-sale software applications and brought to market through dealer and developer partners. This acquisition helps to accelerate our growth in the integrated payments channel. The operations of Mercury are included in our Merchant Services segment operating results.

Our Segments, Revenue and Expenses

Segments

We report our results of operations in two segments, Merchant Services and Financial Institution Services. We evaluate segment performance based upon segment profit, which is defined as net revenue, which represents total revenue less network fees and other costs, less sales and marketing expense attributable to that segment. See Item 1 - Business for a more detailed discussion of the business segments.

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

Network Fees and Other Costs

Network fees and other costs primarily consist of pass through expenses incurred by us in connection with providing processing services to our clients, including Visa and MasterCard network association fees, payment network fees, third party processing expenses, telecommunication charges, postage and card production costs.

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

Expenses

Set forth below is a brief description of the components of our expenses, aside from the network fees and other costs discussed above:

•
Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, residual payments made to ISOs and referral partners and advertising and promotional costs.

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

•
Non-operating income (expense) during the year ended December 31, 2015 primarily relates to the change in the fair value of the Mercury TRA entered into as part of the acquisition of Mercury. The 2014 amount primarily relates to a benefit recorded as a result of a reduction in certain TRA liabilities, partially offset by the refinancing of the Company’s senior secured credit facilities in June 2014 and the change in fair value of the Mercury TRA. The 2013 amount relates to the refinancing of the Company's senior secured credit facilities in May 2013.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest related to a joint venture with a bank partner. Net income attributable to non-controlling interests for the years ended December 31, 2015, 2014 and 2013 was $61.3 million, $43.7 million and $74.6 million, respectively. See Note 9 - Controlling and Non-controlling Interests in "Item 8 - Financial Statements and Supplementary Data" for more information.

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

Non-operating Income (Expense)

Non-operating expense was $31.3 million for the year ended December 31, 2015, which primarily related to the change in fair value of the Mercury TRA. Non-operating income was $0.2 million for the year ended December 31, 2014, which consisted of a benefit recorded as a result of a reduction in certain TRA liabilities of $41.3 million, partially offset by $26.5 million in expenses related to the refinancing of our senior secured credit facilities in June 2014 and expense of $14.6 million related to the change in fair value of the Mercury TRA.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third's non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate was 36.0% for the year ended December 31, 2015 and 36.5% for the year ended December 31, 2014.

Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from certain tax attributes, primarily the amortization of tax intangible assets resulting from or acquired with our acquisitions, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under TRAs established at the time of our IPO and in connection with our acquisition of Mercury. Additionally, as a result of the Mercury TRA Addendum and the Fifth Third TRA Addendum entered into during 2015 as discussed in Note 7 - Tax Receivable Agreements in "Item 8 - Financial Statements and Supplementary Data" we reflect the retention of the cash tax benefits resulting from the realization of the tax attributes underlying each respective TRA in pro forma adjusted net income. The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

The following table provides a schedule of the tax adjustments discussed above which are reflected in the pro forma adjusted net income table below:

	Year Ended December 31,
	2015	2014
Fifth Third Tax Benefit (a)	$41,701	$37,989
Mercury Tax Benefit (b)	25,230	23,796
Total Tax Benefits	66,931	61,785
Less: TRA payments (c)	(56,891)	(52,517)
TRA Tax Benefits (d)	10,040	9,268
Acquired Tax Benefits (e)	48,146	37,194
Pro Forma Tax Benefits (f)	$58,186	$46,462

(a) Represents the cash tax benefits which are shared with Fifth Third Bank (85%) pursuant to a TRA.
(b) Represents the cash tax benefits shared with Mercury former shareholders (85%) pursuant to a TRA.
(c) Represents the amount of the TRA payment to be made to Fifth Third Bank and Mercury shareholders (85% payment).
(d) Represents the 15% benefit that we retain for the shared tax benefits related to the TRAs.
(e) Represents the tax benefits wholly owned by us, acquired through acquisition or termination of TRAs in which we retain 100% of the benefit.
(f) Represents the net cash tax benefit retained by us from the use of the tax attributes, as reflected in the Pro forma Tax Adjustments.

The table below provides a reconciliation of GAAP income before applicable income taxes to pro forma adjusted net income for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Income before applicable income taxes	$297,406	$235,167
Non-GAAP Adjustments:
Transition, acquisition and integration costs	62,583	38,482
Share-based compensation	30,492	42,171
Intangible amortization	191,441	198,563
Non-operating (income) expense	31,268	(177)
Non-GAAP Adjusted Income Before Applicable Taxes	613,190	514,206
Pro Forma Adjustments:
Income tax expense adjustment	(220,748)	(187,685)
Tax adjustments	58,186	46,462
Less: JV non-controlling interest	(1,501)	(622)
Pro Forma Adjusted Net Income	$449,127	$372,361

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$3,159,938	$2,577,203	$582,735	23%
Network fees and other costs	1,478,202	1,174,665	303,537	26
Net revenue	1,681,736	1,402,538	279,198	20
Sales and marketing	503,949	396,353	107,596	27
Other operating costs	284,066	242,439	41,627	17
General and administrative	182,369	173,986	8,383	5
Depreciation and amortization	276,942	275,069	1,873	1
Income from operations	$434,410	$314,691	$119,719	38%
Non-financial data:
Transactions (in millions)	22,991	20,077		15%

As a Percentage of Net Revenue	Year Ended December 31,
	2015	2014
Net revenue	100.0%	100.0%
Sales and marketing	30.0	28.3
Other operating costs	16.9	17.3
General and administrative	10.8	12.4
Depreciation and amortization	16.5	19.6
Income from operations	25.8%	22.4%

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

Revenue

Revenue increased 23% to $3,159.9 million for the year ended December 31, 2015 from $2,577.2 million for the year ended December 31, 2014. The increase was due to transaction growth of 15%, primarily in the Merchant Services segment which includes the impact of the Mercury acquisition and expansion in our merchant bank and integrated payments channels, which contributed to higher net revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 26% to $1,478.2 million for the year ended December 31, 2015 from $1,174.7 million for the year ended December 31, 2014. The increase was due primarily to transaction growth of 15%, including the impact of the Mercury acquisition, and to a lesser extent an increase in third party processing costs in connection with the Mercury acquisition.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 20% to $1,681.7 million for the year ended December 31, 2015 from $1,402.5 million for the year ended December 31, 2014 due to the factors discussed above.

Sales and Marketing

Sales and marketing expense increased 27% to $503.9 million for the year ended December 31, 2015 from $396.4 million for the year ended December 31, 2014. The increase was primarily attributable to the Mercury acquisition, higher sales and marketing personnel and related costs and higher residual payments to referral partners in connection with increased revenue.

Other Operating Costs

Other operating costs increased 17% to $284.1 million for the year ended December 31, 2015 from $242.4 million for the year ended December 31, 2014. The increase was primarily attributable to the Mercury acquisition and an increase in information technology spend. Also contributing to the increase was a $11.1 million increase in transition, acquisition and integration costs due to our recent acquisitions.

General and Administrative

General and administrative expenses increased 5% to $182.4 million for the year ended December 31, 2015 from $174.0 million for the year ended December 31, 2014. The increase was primarily attributable to the Mercury acquisition, continued investment in our infrastructure in support of growth initiatives, and an increase in acquisition and integration costs of $13.0 million, partially offset by a decrease in share-based compensation of $11.7 million. In addition, synergies and operating leverage has decelerated the increase of general and administrative expenses as a percentage of net revenue.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased 9% to $76.6 million for the year ended December 31, 2015 from $70.0 million for the year ended December 31, 2014. The increase during the year reflects depreciation expense associated with increased capital expenditures largely related to our continued investment in information technology infrastructure in support of growth initiatives, as well as assets acquired in connection with the Mercury acquisition.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, decreased 2% to $200.4 million for the year ended December 31, 2015 from $205.1 million for the year ended December 31, 2014. A $34.3 million charge related to phasing out a trade name during the year ended December 31, 2014 more than offset an increase in amortization expense associated with intangible assets acquired in connection with the Mercury acquisition.

Income from Operations

Income from operations increased 38% to $434.4 million for the year ended December 31, 2015 from $314.7 million for the year ended December 31, 2014.

Interest Expense—Net

Interest expense—net increased to $105.7 million for the year ended December 31, 2015 from $79.7 million for the year ended December 31, 2014. The increase in interest expense—net is primarily attributable to our June 2014 debt refinancing, which resulted in an increase in the amount of outstanding debt, as well as an increase in the applicable interest rates. The increase in outstanding debt was used to fund the acquisition of Mercury.

Non-Operating Income (Expense)

Non-operating expenses were $31.3 million for the year ended December 31, 2015, primarily relating to the change in fair value of the Mercury TRA entered into as part of the acquisition of Mercury. Non-operating income was $0.2 million for the year ended December 31, 2014, which consisted of a benefit recorded as a result of a reduction in certain TRA liabilities of $41.3 million, partially offset by $26.5 million in expenses related to the refinancing of our senior secured credit facilities in June 2014 and expense of $14.6 million related to the change in fair value of the Mercury TRA.

Income Tax Expense

Income tax expense for the year ended December 31, 2015 was $88.2 million compared to $66.2 million for the year ended December 31, 2014, reflecting effective rates of 29.6% and 28.1%, respectively.  Our effective rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rates. The increase in our effective tax rate reflects the 2014 favorable impact of cumulative deductions related to Internal Revenue Code Section 199, which allows for the deduction of a portion of the income related to domestically produced computer software and the impact to deferred taxes due to a change in state tax rates. As our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.0%.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the years ended December 31, 2015 and 2014.

Merchant Services

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$2,656,906	$2,100,367	$556,539	26%
Network fees and other costs	1,321,312	1,033,801	287,511	28
Net revenue	1,335,594	1,066,566	269,028	25
Sales and marketing	478,736	367,998	110,738	30
Segment profit	$856,858	$698,568	$158,290	23%
Non-financial data:
Transactions (in millions)	18,959	16,262		17%

Net Revenue

Net revenue in this segment increased 25% to $1,335.6 million for the year ended December 31, 2015 from $1,066.6 million for the year ended December 31, 2014. The increase during the year ended December 31, 2015 was due primarily to transaction growth of 17%, including the impact of the Mercury acquisition and expansion in our merchant bank and integrated payments channels, which contributed to higher net revenue per transaction. On a pro forma organic basis, net revenue would have increased 14% for the year ended December 31, 2015 when compared to the year ended December 31, 2014 if we had owned Mercury throughout both years.

Sales and Marketing

Sales and marketing expense increased 30% to $478.7 million for the year ended December 31, 2015 from $368.0 million for the year ended December 31, 2014. The increase was primarily attributable to the Mercury acquisition, higher sales and marketing personnel and related costs and higher residual payments to referral partners in connection with increased revenue.

Financial Institution Services

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Total revenue	$503,032	$476,836	$26,196	5%
Network fees and other costs	156,890	140,864	16,026	11
Net revenue	346,142	335,972	10,170	3
Sales and marketing	25,213	28,355	(3,142)	(11)
Segment profit	$320,929	$307,617	$13,312	4%
Non-financial data:
Transactions (in millions)	4,032	3,815		6%

Net Revenue

Net revenue in this segment increased 3% to $346.1 million for the year ended December 31, 2015 from $336.0 million for the year ended December 31, 2014. The increase during the year ended December 31, 2015 was due primarily to an increase in transactions and value-added services revenue. This increase was partially offset by a decrease in net revenue per transaction, which was driven by pricing compression and shift in the mix of our client portfolio, resulting in a lower rate per transaction.

Sales and Marketing

     Sales and marketing expense decreased $3.1 million to $25.2 million for the year ended December 31, 2015 from $28.4 million for the year ended December 31, 2014.

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

 Revenue

Revenue increased 22% to $2,577.2 million for the year ended December 31, 2014 from $2,108.1 million for the year ended December 31, 2013. The increase was due primarily to transaction growth of 18%, including the impact of our recent acquisitions, which expanded our integrated payments and ecommerce channels and have contributed to higher revenue per transaction.

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

Interest Expense-Net

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

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. Payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes. Excluding the call and put structure in the Mercury TRA Addendum discussed in Note 7 - Tax Receivable Agreements in "Item 8 - Financial Statements and Supplementary Data," a period of declining profitability would result in a corresponding reduction in our TRA payments, thus resulting in the TRA having a minimal effect on our liquidity and capital resources. As of December 31, 2015, our principal sources of liquidity consisted of $197.1 million of cash and cash equivalents and $425.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.1 billion as of December 31, 2015.

During 2015, we continued to repurchase shares of our Class A common stock under various programs approved by our board of directors. We repurchased approximately 4.4 million shares for approximately $200.4 million under these programs during the year ended December 31, 2015. We have approximately $75 million of share repurchase authority remaining as of December 31, 2015 under a program authorized by the board of directors on February 12, 2014 to repurchase up to an additional $300 million of our Class A common stock.

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

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to Vantiv, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements.

In addition to principal needs for liquidity discussed above, our strategy includes investing in and leveraging our integrated business model and technology platform, broadening and deepening our distribution channels, entry into new geographic markets and development of additional payment processing services. Our near-term priorities for capital allocation include debt reduction, share repurchases and investing in our operations to support organic growth. Long-term priorities remain unchanged and include investing for growth through strategic acquisitions and returning excess capital to shareholders.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$757,878	$592,905	$480,622
Net cash used in investing activities	(126,727)	(1,798,956)	(228,298)
Net cash (used in) provided by financing activities	(845,623)	1,446,192	(147,955)

Cash Flow from Operating Activities

Net cash provided by operating activities was $757.9 million for the year ended December 31, 2015 as compared to $592.9 million for the year ended December 31, 2014.  The increase is due primarily to an increase in net income, changes in working capital including the favorable impact of year-over-year changes in accounts receivable, prepaid and other assets and other liabilities, partially offset by customer incentives.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $126.7 million for the year ended December 31, 2015 as compared to $1,799.0 million for the year ended December 31, 2014. The decrease was primarily due to the acquisition of Mercury in the prior year.

Net cash used in investing activities was $1,799.0 million for the year ended December 31, 2014 as compared to $228.3 million for the year ended December 31, 2013. The increase was primarily due to the acquisition of Mercury as well as an increase in capital expenditures and the acquisition of customer portfolios and related assets.

Cash Flow from Financing Activities

Net cash used in financing activities was $845.6 million for the year ended December 31, 2015 as compared to net cash provided by financing activities of $1,446.2 million for the year ended December 31, 2014. Cash used in financing activities during the year ended December 31, 2015 consisted primarily of the repayment of debt and capital leases, including the early principal payment of $200 million on the term B loan on January 6, 2015, the Warrant Cancellation Agreement with Fifth Third, repurchases of Class A common stock, payments made under the tax receivable agreements and addendums and distributions to non-controlling interests.

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

Credit Facilities

At December 31, 2015, we have $1.9 billion and $1.2 billion outstanding under our term A and term B loans, respectively, and there were no outstanding borrowings on our revolving credit facility. See additional discussion in Note 6 - Long-Term Debt in "Item 8 - Financial Statements and Supplementary Data."

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

As of December 31, 2015, we were in compliance with these covenants with a leverage ratio of 3.87 to 1.00 and an interest coverage ratio of 8.26 to 1.00.

Interest Rate Swaps

As of December 31, 2015, we have a total of 14 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. See Note 8 - Derivatives in "Item 8 - Financial Statements and Supplementary Data" for more information about the interest rate swaps.

Tax Receivable Agreements

We entered into several TRAs in which we agree to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions. Payments under the TRAs will be based on our tax reporting positions and are only required to the extent we realize cash savings as a result of the underlying tax attributes. The cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no deductions related to the tax attributes discussed below. We will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. We currently have the following TRAs:

•	A TRA with pre-IPO investors for its use of NOLs and other tax attributes existing at the IPO date, all of which is currently held by Fifth Third.

•
A TRA with Fifth Third in which we realize tax deductions as a result of the increases in tax basis from the purchase of Vantiv Holding units or from the exchange of Vantiv Holding units for cash or shares of Class A common stock, as well as the tax benefits attributable to payments made under such TRA.

•
A TRA with Mercury shareholders as part of the acquisition of Mercury as a result of the increase in tax basis of the assets of Mercury resulting from the acquisition and the use of the net operating losses and other tax attributes of Mercury that were acquired as part of the acquisition.

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes. The following table reflects TRA activity and balances for the year ended December 31, 2015 (in thousands):

	Balance as of December 31, 2014	2015 TRA Payment	2015 TRA Settlements	2015 Secondary Offering	Purchase Accounting Adjustment	Change in Value	Balance as of December 31, 2015
TRA with Fifth Third Bank	$620,062	$(22,805)	$(140,024)	$376,597	$—	$(769)	$833,061
Mercury TRA	152,420	—	(44,800)	—	54,647	28,940	191,207
Total	$772,482	$(22,805)	$(184,824)	$376,597	$54,647	$28,171	$1,024,268

During 2015, we terminated a portion of our obligations under the Mercury TRA. In addition to the Mercury TRA settlement presented in the table above, the Mercury TRA Addendum contains the following provisions to acquire a significant portion of the remaining Mercury TRA:

•
Beginning December 1st of each of 2015, 2016, 2017, and 2018, and ending June 30th of 2016, 2017, 2018, and 2019, respectively, we are granted call options (collectively, the "Call Options") pursuant to which certain of our additional obligations under the Mercury TRA would be terminated in consideration for cash payments of $41.4 million, $38.1 million, $38.0 million, and $43.0 million, respectively.

•
In the unlikely event we do not exercise the relevant Call Option, the Mercury TRA Holders are granted put options beginning July 10th and ending July 25th of each of 2016, 2017, 2018, and 2019, respectively (collectively, the "Put Options"), pursuant to which certain of our additional obligations would be terminated in consideration for cash payments with similar amounts to the Call Options.

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred.  We made a payment under the TRA obligations of approximately $53.5 million in January 2016. The January 2016 payment is recorded as current portion of tax receivable agreement obligations on the accompanying consolidated statement of financial position. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

If Fifth Third Bank had exchanged its remaining Class B units of Vantiv Holding, had exercised the remaining warrant and exchanged the Class C units of Vantiv Holding, all for shares of Class A common stock on December 31, 2015, we would have recorded an additional full and undiscounted TRA obligation of approximately $1.1 billion. This estimate is subject to material change based on changes in Fifth Third Bank’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price.

See additional discussion in Note 7 - Tax Receivable Agreements in "Item 8 - Financial Statements and Supplementary Data."

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2015:

		Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
		(in thousands)
Operating leases	$44,175	$9,539	$12,472	$8,814	$13,350
Capital leases	30,876	8,454	17,938	4,484	—
Borrowings(1)	3,471,113	205,893	503,766	1,621,377	1,140,077
Purchase commitments:
Technology and telecommunications(2)	59,826	32,742	21,772	5,312	—
Processing Services(3)	3,945	1,945	1,760	240	—
Other	23,758	12,920	10,750	88	—
Obligations under TRAs(4)	1,076,450	94,855	191,816	140,867	648,912
Total	$4,710,143	$366,348	$760,274	$1,781,182	$1,802,339

(1)
Represents principal and variable interest payments due under our senior secured credit facilities and our loan agreement for our corporate headquarters facility as of December 31, 2015. Interest payments are as follows: $89.4 million for less than 1 year; $168.2 million for 1 - 3 years; $106.9 million for 3 - 5 years and $21.2 million for more than 5 years. Variable interest payments were calculated using interest rates as of December 31, 2015.

(2)	Includes obligations related to software licenses, software maintenance support and telecommunication and network services.

(3)
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

(4)
Represents estimated TRA payments to various parties and cash payments to exercise the call options pursuant to which certain additional obligations of the Company under the Mercury TRA would be terminated. See Note 7 - Tax Receivable Agreements in "Item 8 - Financial Statements and Supplementary Data" for more details.

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

We follow guidance provided in ASC 605-45, Principal Agent Considerations. ASC 605-45, Principal Agent Considerations, states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation. We recognize processing revenues net of interchange fees, which are assessed to our merchant customers on all processed transactions. Interchange rates are not controlled by us, in which we effectively act as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and its processing customers. All other revenue is reported on a gross basis, as we contract directly with the end customer, assume the risk of loss and have pricing flexibility.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment for our two reporting units (Merchant Services and Financial Institution Services) on an annual basis, or when events occur or circumstances change that would indicate the fair value of a reporting unit is below its carrying value. These reporting units are also the segments for which we report financial results. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. We performed our most recent annual goodwill impairment test for all reporting units as of July 31, 2015 using market data and discounted cash flow analysis. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value.

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

As of December 31, 2015 we had a total of 14 outstanding interest rate swaps. Of the 14 outstanding swaps, 8 of them cover an exposure period from June 2015 through June 2017 and have a combined notional balance of $1.2 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. As of December 31, 2015, we had $1.9 billion of variable rate debt not subject to a fixed rate swap effective at December 31, 2015.

Based on the amount outstanding under our senior secured credit facilities at December 31, 2015, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps effective at December 31, 2015, would cause an increase or decrease in interest expense of $19.0 million on an annual basis.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vantiv, Inc.
Symmes Township, Ohio

We have audited the accompanying consolidated statements of financial position of Vantiv, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vantiv, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 10, 2016

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
External customers	$3,079,506	$2,496,899	$2,028,681
Related party revenues	80,432	80,304	79,396
Total revenue	3,159,938	2,577,203	2,108,077
Network fees and other costs	1,478,202	1,174,665	935,441
Sales and marketing	503,949	396,353	312,044
Other operating costs	284,066	242,439	200,630
General and administrative	182,369	173,986	121,707
Depreciation and amortization	276,942	275,069	185,453
Income from operations	434,410	314,691	352,802
Interest expense—net	(105,736)	(79,701)	(40,902)
Non-operating income (expense)	(31,268)	177	(20,000)
Income before applicable income taxes	297,406	235,167	291,900
Income tax expense	88,177	66,177	83,760
Net income	209,229	168,990	208,140
Less: Net income attributable to non-controlling interests	(61,283)	(43,698)	(74,568)
Net income attributable to Vantiv, Inc.	$147,946	$125,292	$133,572
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$1.02	$0.88	$0.96
Diluted	$0.95	$0.75	$0.87
Shares used in computing net income per share of Class A common stock:
Basic	145,044,577	141,936,933	138,836,314
Diluted	200,934,442	199,170,813	206,027,557

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$209,229	$168,990	$208,140
Other comprehensive income, net of tax:
Gain (loss) on cash flow hedges and other	(8,209)	(6,172)	663
Comprehensive income	201,020	162,818	208,803
Less: Comprehensive income attributable to non-controlling interests	(58,510)	(41,558)	(74,967)
Comprehensive income attributable to Vantiv, Inc.	$142,510	$121,260	$133,836

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$197,096	$411,568
Accounts receivable—net	680,033	607,674
Related party receivable	3,999	6,164
Settlement assets	143,563	135,422
Prepaid expenses	31,147	26,906
Other	61,661	27,002
Total current assets	1,117,499	1,214,736
Customer incentives	57,984	39,210
Property, equipment and software—net	308,009	281,715
Intangible assets—net	863,066	1,034,692
Goodwill	3,366,528	3,291,366
Deferred taxes	731,622	429,623
Other assets	20,718	44,741
Total assets	$6,465,426	$6,336,083
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$364,878	$299,771
Related party payable	4,698	2,035
Settlement obligations	677,502	501,042
Current portion of note payable to related party	10,353	10,353
Current portion of note payable	106,148	106,148
Current portion of tax receivable agreement obligations to related parties	31,232	22,789
Current portion of tax receivable agreement obligations	64,227	—
Deferred income	14,470	5,480
Current maturities of capital lease obligations	7,931	8,158
Other	13,940	7,557
Total current liabilities	1,295,379	963,333
Long-term liabilities:
Note payable to related party	181,169	191,521
Note payable	2,762,469	3,085,716
Tax receivable agreement obligations to related parties	801,829	597,273
Tax receivable agreement obligations	126,980	152,420
Capital lease obligations	21,801	14,779
Deferred taxes	15,836	24,380
Other	34,897	6,075
Total long-term liabilities	3,944,981	4,072,164
Total liabilities	5,240,360	5,035,497
Commitments and contingencies (See Note 10 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 155,488,326 shares outstanding at December 31, 2015; 145,455,008 shares outstanding at December 31, 2014	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 35,042,826 shares issued and outstanding at December 31, 2015; 43,042,826 shares issued and outstanding at December 31, 2014	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	553,145	629,353
Retained earnings	476,304	328,358
Accumulated other comprehensive loss	(9,204)	(3,768)
Treasury stock, at cost; 2,593,242 shares at December 31, 2015 and 2,173,793 shares at December 31, 2014	(67,458)	(50,931)
Total Vantiv, Inc. equity	952,788	903,013
Non-controlling interests	272,278	397,573
Total equity	1,225,066	1,300,586
Total liabilities and equity	$6,465,426	$6,336,083
See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	209,229	$168,990	$208,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	276,942	240,802	185,453
Write-off of intangible asset	—	34,267	—
Amortization of customer incentives	18,256	12,032	10,139
Amortization and write-off of debt issuance costs	8,376	31,956	24,427
Share-based compensation expense	30,492	42,171	29,729
Deferred taxes	55,280	32,469	31,340
Excess tax benefit from share-based compensation	(16,707)	(13,420)	(5,464)
Tax receivable agreements non-cash items	28,171	(25,838)	—
Other	(945)	—	491
Change in operating assets and liabilities:
Accounts receivable and related party receivable	(70,194)	(94,326)	(71,614)
Net settlement assets and obligations	168,319	157,663	93,318
Customer incentives	(32,892)	(17,108)	(13,034)
Prepaid and other assets	11,324	(25,557)	(5,127)
Accounts payable and accrued expenses	57,861	53,172	(7,250)
Payable to related party	2,663	(433)	756
Other liabilities	11,703	(3,935)	(682)
Net cash provided by operating activities	757,878	592,905	480,622
Investing Activities:
Purchases of property and equipment	(84,730)	(103,179)	(61,578)
Acquisition of customer portfolios and related assets	(41,997)	(29,596)	(7,892)
Purchase of investments	—	(7,487)	(3,174)
Cash used in acquisitions, net of cash acquired	—	(1,658,694)	(155,654)
Net cash used in investing activities	(126,727)	(1,798,956)	(228,298)
Financing Activities:
Proceeds from issuance of long-term debt	—	3,443,000	1,850,000
Borrowings on revolving credit facility	177,000	—	—
Repayment of debt and capital lease obligations	(503,462)	(1,870,540)	(1,304,966)
Payment of debt issuance costs	—	(38,092)	(26,288)
Proceeds from exercise of Class A common stock options	13,630	4,492	—
Warrant termination	(200,219)	—	—
Repurchase of Class A common stock	(200,406)	(59,364)	(503,225)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(16,527)	(17,801)	(15,224)
Settlement of certain tax receivable agreements	(94,022)	—	(112,562)
Payments under tax receivable agreements	(22,805)	(8,639)	—
Excess tax benefit from share-based compensation	16,707	13,420	5,464
Distribution to non-controlling interests	(12,892)	(22,911)	(41,154)
(Decrease) increase in cash overdraft	(2,627)	2,627	—
Net cash (used in) provided by financing activities	(845,623)	1,446,192	(147,955)
Net (decrease) increase in cash and cash equivalents	(214,472)	240,141	104,369
Cash and cash equivalents—Beginning of period	411,568	171,427	67,058
Cash and cash equivalents—End of period	$197,096	$411,568	$171,427
Cash Payments:
Interest	$98,971	$70,751	$37,975
Taxes	6,565	35,157	46,198
Non-cash Items:
Issuance of tax receivable agreements to related parties	$376,597	$109,400	$329,400
Issuance of tax receivable agreement as contingent consideration	—	137,860	—
Assets acquired under capital lease obligations	—	12,997	20,345
 See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2015	$1,300,586	145,455	$1	43,043	$—	2,174	$(50,931)	$629,353	$328,358	$(3,768)	$397,573
Net income	209,229	—	—	—	—	—	—	—	147,946	—	61,283
Issuance of Class A common stock under employee stock plans, net of forfeitures	13,630	1,523	—	—	—	—	—	13,630	—	—	—
Tax benefit from employee share-based compensation	16,707	—	—	—	—	—	—	16,707	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(16,527)	(419)	—	—	—	419	(16,527)	—	—	—	—
Warrant retirement	(144,568)	—	—	—	—	—	—	(129,173)	—	—	(15,395)
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	8,000	—	(8,000)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(200,406)	(4,446)	—	—	—	—	—	(200,406)	—	—	—
Termination of certain tax receivable agreements	58,191	—	—	—	—	—	—	58,191	—	—	—
Partial exercise of warrant	—	5,375	—	—	—	—	—	25,022	—	—	(25,022)
Issuance of tax receivable agreements	(21,167)	—	—	—	—	—	—	(21,167)	—	—	—
Unrealized loss on hedging activities and other, net of tax	(8,209)	—	—	—	—	—	—	—	—	(5,436)	(2,773)
Distribution to non-controlling interests	(12,892)	—	—	—	—	—	—	—	—	—	(12,892)
Share-based compensation	30,492	—	—	—	—	—	—	23,588	—	—	6,904
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	137,400	—	—	(137,400)
Ending Balance, December 31, 2015	$1,225,066	155,488	$1	35,043	$—	2,593	$(67,458)	$553,145	$476,304	$(9,204)	$272,278

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

As of December 31, 2015, Vantiv, Inc. and Fifth Third owned interests in Vantiv Holding of 81.61% and 18.39%, respectively (see Note 9 - Controlling and Non-controlling Interests for changes in non-controlling interests).

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

The Company follows guidance provided in ASC 605-45, Principal Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation. The Company recognizes processing revenues net of interchange fees, which are assessed to the Company’s merchant customers on all processed transactions. Interchange rates are not controlled by the Company, which effectively acts as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and its processing customers. All other revenue is reported on a gross basis, as the Company contracts directly with the end customer, assumes the risk of loss and has pricing flexibility.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Expenses

Set forth below is a brief description of the components of the Company’s expenses:

•
Network fees and other costs primarily consist of pass through expenses incurred by the Company in connection with providing processing services to its clients, including Visa and MasterCard network association fees, payment network fees, third party processing fees, telecommunication charges, postage and card production costs.

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

•	Non-operating income (expense):

◦	The 2015 amount primarily relates to the change in the fair value of the Mercury TRA entered into as part of the acquisition of Mercury (see Note 7 - Tax Receivable Agreements).

◦
The 2014 amount consists of non-operating income of $41.3 million related to a benefit recorded as a result of a reduction in certain TRA liabilities (see Note 7 - Tax Receivable Agreements), partially offset by non-operating expenses of $41.1 million related to the refinancing of our senior secured credit facilities in June 2014 (see Note 6 - Long-Term Debt) and the change in fair value of the Mercury TRA (see Note 7 - Tax Receivable Agreements).

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

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of December 31, 2015 and 2014, the Company had recorded no valuation allowances against deferred tax assets. See Note 14 - Income Taxes for further discussion of income taxes.

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents. Cash equivalents consist primarily of overnight EuroDollar sweep accounts which are maintained at reputable financial institutions with high credit quality and therefore are considered to bear minimal credit risk.

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of December 31, 2015 and 2014, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

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

The Company capitalizes certain costs related to computer software developed for internal use and amortizes such costs on a straight-line basis over an estimated useful life of 5 years. Research and development costs incurred prior to establishing technological feasibility are charged to operations as such costs are incurred. Once technological feasibility has been established, costs are capitalized until the software is placed in service.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2015 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of December 31, 2015.

Intangible assets consist of acquired customer relationships, trade names and customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of December 31, 2015, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets. Subsequent to the Mercury acquisition in June 2014, the Company decided to phase out an existing trade name used in the ISO channel within the Merchant Services segment. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the quarter ended June 30, 2014. The remaining fair value is being amortized on a straight-line basis over the remaining estimated useful life of two years.

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

Derivatives

The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging. This guidance establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the statement of financial position at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in accumulated other comprehensive income (loss) ("AOCI") and will be recognized in the statement of income when the hedged item affects earnings. The Company does not enter into derivative financial instruments for speculative purposes.

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The update simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The update is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. As of December 31, 2015, the Company has elected to early adopt this ASU on a prospective basis and therefore, prior years were not retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Amortization of the costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The update provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The update noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. These updates require retrospective application and represent a change in accounting principle. The change in accounting principle, resulting from the Company's adoption of this ASU, has been implemented and the results are not material to the Company's consolidated statement of financial position.

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating which transition approach to use and assessing the impact of the adoption of this principle on the Company's consolidated financial statements.

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

During the second quarter of 2015, the Company recorded measurement period adjustments to the trade name and to the Mercury TRA. The adjustment to the trade name, which is included in intangible assets below, is based on a change in the underlying assumptions used to value the trade name due to the refinement of estimates. The trade name was initially assigned a value of $59.1 million and a weighted average estimated useful life of 9.5 years utilizing the relief from royalty method. As a result of a change in the underlying assumptions due to the refinement of estimates, the Company assigned the trade name a value of $15.0 million based on a weighted average estimated useful life of 2.5 years. The adjustment to the Mercury TRA is due to a change in the inputs used in determining the fair value of the TRA as a result of refining estimates. Both measurement period adjustments are reflected in the table below and have no effect on the accompanying statement of income.

The following is the estimated fair value of the purchase price for Mercury (in thousands):

Cash purchase price paid at closing	$1,681,179
Fair value of contingent consideration related to a TRA	192,507
Total purchase price	$1,873,686

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Intangible assets consist of customer relationship assets of $332.0 million and a trade name of $15.0 million having weighted average estimated useful lives of 10 years and 2.5 years, respectively. The trade name was valued utilizing a relief from royalty method.

The Company incurred transaction and integration expenses of approximately $17.9 million during the year ended December 31, 2014 in conjunction with the acquisition of Mercury, which are included within general and administrative expenses and other operating costs on the accompanying consolidated statement of income. From the acquisition date of June 13, 2014 through December 31, 2014, revenue included in the accompanying statement of income for the year ended December 31, 2014 attributable to Mercury was approximately $217 million. Net income for the period could not be determined due to integration activities that were implemented subsequent to the acquisition.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following unaudited pro forma information shows the Company’s results of operations for the years ended December 31, 2014 and 2013 as if the Mercury acquisition had occurred January 1, 2013. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date, nor is it intended to be indicative of future operating results.

	Year Ended December 31,
	2014	2013
	(in thousands, except share data)
Total revenue	$2,737,024	$2,435,234
Income from operations	322,746	354,517
Net income including non-controlling interests	174,797	155,145
Net income attributable to Vantiv, Inc.	129,630	95,819
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.91	$0.69
Diluted	$0.78	$0.61
Shares used in computing net income per share of Class A common stock:
Basic	141,936,933	138,836,314
Diluted	199,170,813	206,027,557

The unaudited pro forma results include certain pro forma adjustments that were directly attributable to the business combination as follows:

•	additional amortization expense that would have been recognized relating to the acquired intangible assets,

•	adjustment of interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of Mercury historical debt, and

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pro forma results of the Company reflecting the acquisition of Element were not material to our financial results and therefore have not been presented.

3. PROPERTY, EQUIPMENT AND SOFTWARE

A summary of the Company's property, equipment and software is as follows (in thousands):

	Estimated Useful Life	December 31, 2015	December 31, 2014
Land	N/A	$6,401	$6,401
Building and improvements	15 - 40 years	33,938	33,454
Furniture and equipment	2 - 10 years	134,191	116,065
Software	5 years	319,866	259,495
Leasehold improvements	3 - 10 years	8,885	8,753
Work in progress		45,061	60,309
Accumulated depreciation		(240,333)	(202,762)
Total		$308,009	$281,715

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2015, 2014 and 2013 was $76.6 million, $70.0 million and $56.8 million, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2013	$1,368,763	$574,850	$1,943,613
Goodwill attributable to acquisition of Mercury	1,347,753	—	1,347,753
Balance as of December 31, 2014	2,716,516	574,850	3,291,366
Goodwill attributable to acquisition of Mercury (1)	75,162	—	75,162
Balance as of December 31, 2015	$2,791,678	$574,850	$3,366,528

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2015 and 2014, the Company's finite lived intangible assets consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Customer relationship intangible assets	$1,596,581	$1,596,581
Trade name	21,733	65,833
Customer portfolios and related assets	129,734	57,383
Patents	366	—
	1,748,414	1,719,797
Less accumulated amortization on:
Customer relationship intangible assets	821,580	655,017
Trade name	14,350	5,105
Customer portfolios and related assets	49,418	24,983
	885,348	685,105
	$863,066	$1,034,692

Customer portfolios and related assets acquired during the year ended December 31, 2015 and 2014, have weighted-average amortization periods of 4.8 years and 4.2 years, respectively. Amortization expense on intangible assets for the years ended December 31, 2015, 2014 and 2013 was $200.4 million, $205.1 million and $128.6 million, respectively. For the year ended December 31, 2014, intangible amortization expense included the $34.3 million charge related to the phasing out of a trade name discussed above.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

2016	$192,296
2017	171,382
2018	161,930
2019	153,530
2020	81,470

5. CAPITAL LEASES

The Company has various lease agreements for equipment that are classified as capital leases. The cost and accumulated depreciation of equipment under capital leases included in the accompanying statements of financial position within property and equipment were $36.6 million and $4.4 million, respectively, as of December 31, 2015 and $33.4 million and $8.3 million, respectively, as of December 31, 2014. Depreciation expense associated with capital leases for the years ended December 31, 2015, 2014, and 2013 was $7.8 million, $6.0 million and $6.7 million, respectively.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The future minimum lease payments required under capital leases and the present value of net minimum lease payments as of December 31, 2015 are as follows (in thousands):

Amount
2016	$8,454
2017	8,969
2018	8,969
2019	4,484
Total minimum lease payments	30,876
Less: Amount representing interest	(1,144)
Present value of minimum lease payments	29,732
Less: Current maturities of capital lease obligations	(7,931)
Long-term capital lease obligations	$21,801

6. LONG-TERM DEBT

As of December 31, 2015 and 2014, the Company’s long-term debt consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
$2,050.0 million term A loan, maturing on June 13, 2019, and bearing interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 2.33% at December 31, 2015) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters, 1.875% per quarter during the next four quarters and 2.50% during the next three quarters with a balloon payment due at maturity	$1,896,250	$1,998,750
$1,400.0 million term B loan, maturing on June 13, 2021, and bearing interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (300 basis points) (total rate of 3.75% at December 31, 2015) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity	1,179,000	1,393,000
$10.1 million leasehold mortgage, expiring on August 10, 2021 and bearing interest payable monthly at a fixed rate (rate of 6.22% at December 31, 2015)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(116,501)	(116,501)
Less: Original issue discount	(6,024)	(8,143)
Less: Debt issuance costs	(19,218)	—
Note payable and note payable to related party	$2,943,638	$3,277,237

2014 Debt Refinancing

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement ("Amended Loan Agreement"). The Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the prior term A loan discussed below with an outstanding balance of approximately $1.8 billion as of the date of refinancing. The prior revolving credit facility was also terminated. The maturity date and debt service requirements relating to the new term A and term B loans are listed in the table above. The new revolving credit facility matures in June 2019 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year. The Company borrowed $177 million under its revolving credit facility in December 2015 and repaid the amount prior to year-end. There were no outstanding borrowings on the revolving credit facility at December 31, 2015 and 2014.

As of December 31, 2015 and 2014, Fifth Third held $191.5 million and $201.9 million, respectively, of the term A loans, which are presented as note payable to related party on the consolidated statements of financial position.

On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan. The Company expensed approximately $1.8 million in non-operating expenses related to the write-off of deferred financing fees and OID in connection with the early principal payment. At December 31, 2015, deferred financing fees of approximately $19.2 million

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and OID of approximately $6.0 million are recorded as a reduction of note payable in the accompanying consolidated statement of financial position as a result of implementing the change in accounting principle discussed in ASU 2015-03 under New Accounting Pronouncements in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies.

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
2013 Debt Refinancing

In May 2013, the Company entered into a $1.85 billion term A loan (the "2013 term A loan"), of which a portion of the proceeds were used to repay outstanding debt under the Company's 2012 refinanced debt agreement with an aggregate outstanding balance of approximately $1.2 billion as of the date of refinancing. The related revolving credit facility was also terminated. In addition to the 2013 term A loan, the new debt agreement included a $250 million revolving credit facility. The revolving credit facility originally matured in May 2018 and included a $75 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility was 0.375% per year.

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
Guarantees and Security

The Company's debt obligations at December 31, 2015 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $10 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At December 31, 2015, the Company was in compliance with these financial covenants.

7. TAX RECEIVABLE AGREEMENTS

The Company entered into several TRAs in which the Company agrees to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by the Company as a result of certain tax deductions. Payments under the TRAs will be based on the tax reporting positions of the Company and are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. The cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed below. The Company will retain the benefit of

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the remaining 15% of the cash savings associated with the TRAs. The Company has entered into the following three TRAs:

•	TRAs with pre-IPO investors for its use of NOLs and other tax attributes existing at the IPO date, all of which is currently held by Fifth Third.

•
TRAs with Fifth Third, Advent and JPDN Enterprises, LLC ("JPDN"), an affiliate of Charles D. Drucker, our Chief Executive Officer, in which the Company realizes tax deductions as a result of the increases in tax basis from the purchase of Vantiv Holding units or from the exchange of Vantiv Holding units for cash or shares of Class A common stock, as well as the tax benefits attributable to payments made under such TRAs.

•
A TRA with Mercury shareholders as part of the acquisition of Mercury as a result of the increase in tax basis of the assets of Mercury resulting from the acquisition and the use of the net operating losses and other tax attributes of Mercury that were acquired as part of the acquisition.

Obligations recorded pursuant to the TRAs are based on estimates of future taxable income and future tax rates. On an annual basis, the Company evaluates the assumptions underlying the TRA obligations. As a result of this process, obligations under the tax receivable agreements with Fifth Third were adjusted in 2014 to reflect the impact of tax planning strategies implemented during the year which are expected to reduce the amount of future obligations.  The Company recorded a benefit of $41.3 million in non-operating income (expense) during the year ended December 31, 2014 as a result of the reduction in the TRA obligations with Fifth Third.

As discussed in Note 2 - Business Combinations, the Company entered into the Mercury TRA and recorded a liability of $192.5 million for the Mercury TRA and non-operating expenses of $28.9 million and $14.6 million related to the change in fair value of the Mercury TRA during the years ended December 31, 2015 and 2014, respectively.

From time to time, the Company enters into repurchase addendums to the TRA agreements. The following table presents the Company's TRA settlements and the impact of these settlements on the Company's consolidated statement of financial position (in thousands):

TRA	Settlement Date	Cash Buyout Payment	Balance Sheet Obligation Prior to Settlement	Deferred Taxes and Other	Net Gain Recorded in Equity
Advent & JPDN	October 2013	$(112,562)	$254,400	$1,144	$140,694
Mercury	July 2015	(44,800)	44,800	—	—
Fifth Third	October 2015	(48,866)	140,024	32,967	58,191

In addition to the Mercury TRA settlement presented in the table above, the Mercury TRA Addendum contains the following provisions to acquire a significant portion of the remaining Mercury TRA:

•
Beginning December 1st of each of 2015, 2016, 2017, and 2018, and ending June 30th of 2016, 2017, 2018, and 2019, respectively, the Company is granted call options (collectively, the "Call Options") pursuant to which certain additional obligations of the Company under the Mercury TRA would be terminated in consideration for cash payments of $41.4 million, $38.1 million, $38.0 million, and $43.0 million, respectively.

•
In the unlikely event the Company does not exercise the relevant Call Option, the Mercury TRA Holders are granted put options beginning July 10th and ending July 25th of each of 2016, 2017, 2018, and 2019, respectively (collectively, the "Put Options"), pursuant to which certain additional obligations of the Company would be terminated in consideration for cash payments with similar amounts to the Call Options.

Except to the extent the Company’s obligations under the Mercury TRA have been terminated and settled in full in accordance with the terms of the Mercury TRA Addendum, the Mercury TRA will remain in effect, and the parties thereto will continue to have all rights and obligations thereunder.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s President, Integrated Payments, is a Mercury TRA Holder. Pursuant to the initial payment under the Mercury TRA Addendum, this individual is entitled to receive an aggregate of $0.6 million, and could receive as much as an additional $2.2 million with respect to payments made pursuant to the Mercury TRA Addendum.

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes (see Note 15 - Fair Value Measurements). The following table reflects TRA activity and balances for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Balance as of December 31, 2012	2013 Secondary Offerings	2013 TRA Settlements	Balance as of December 31, 2013
TRA with Fifth Third Bank	$165,100	$329,400	$—	$494,500
TRA with Advent	183,800	—	(183,800)	—
TRA with all pre-IPO investors	134,100	—	(68,900)	65,200
TRA with JPDN	1,700	—	(1,700)	—
Total	$484,700	$329,400	$(254,400)	$559,700

	Balance as of December 31, 2013	2014 TRA Payment	2014 Secondary Offering	Acquisition of Mercury	Change in Value	Balance as of December 31, 2014
TRA with Fifth Third Bank	$559,700	$(8,639)	$109,400	$—	$(40,399)	$620,062
Mercury TRA	—	—	—	137,860	14,560	152,420
Total	$559,700	$(8,639)	$109,400	$137,860	$(25,839)	$772,482

	Balance as of December 31, 2014	2015 TRA Payment	2015 TRA Settlements	2015 Secondary Offering	Purchase Accounting Adjustment	Change in Value	Balance as of December 31, 2015
TRA with Fifth Third Bank	$620,062	$(22,805)	$(140,024)	$376,597	$—	$(769)	$833,061
Mercury TRA	152,420	—	(44,800)	—	54,647	28,940	191,207
Total	$772,482	$(22,805)	$(184,824)	$376,597	$54,647	$28,171	$1,024,268

As a result of the secondary offerings and exchange of units of Vantiv Holding discussed in Note 12 - Capital Stock, the Company recorded the following (in thousands):

Secondary Offerings by Year	TRA Liability	Deferred Tax Asset	Net Equity
2015	$376,597	$355,430	$21,167
2014	109,400	92,000	17,400
2013	329,400	236,400	93,000

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred.  Therefore, the Company was not required to make any payments under the TRAs during the year ended December 31, 2013.  The first contractually obligated payment under the TRA obligations of approximately $8.6 million was paid during January 2014. An additional payment under the TRA obligations of approximately $22.8 million was paid during January 2015. Additionally, the Company made a payment under the TRA obligations of approximately $53.5 million in January 2016. The January 2016 payment is recorded as current portion of tax receivable agreement obligations on the accompanying consolidated statement of financial position. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of December 31, 2015 and 2014, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. These swaps are designated as cash flow hedges for accounting purposes.

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

Cash Flow Hedges of Interest Rate Risk

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses interest rate swaps as part of its interest rate risk management strategy. As of December 31, 2015, the Company had a total of 14 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 14 outstanding interest rate swaps, 8 of them cover an exposure period from June 2015 through June 2017 and have a combined notional balance of $1.2 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 5 of the 14 outstanding interest rate swaps with notional balances ranging from $293.8 million to $250.0 million.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	December 31, 2015	December 31, 2014
Interest rate swaps	Other long-term assets	$—	$104
Interest rate swaps	Other current liabilities	9,343	5,205
Interest rate swaps	Other long-term liabilities	9,885	2,283

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of December 31, 2015, the Company estimates that $10.0 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the pre-tax effect of the Company’s interest rate swaps on the accompanying consolidated statements of comprehensive income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in OCI (effective portion) (1)	$(18,836)	$(11,240)	$244
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	(6,990)	(3,040)	(573)
Amount of loss recognized in earnings (2)	—	(1)	—

(1)	"OCI" represents other comprehensive income.

(2)	For the year ended December 31, 2014, amount represents hedge ineffectiveness.

Credit Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $20.4 million. As of December 31, 2015, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $20.4 million.

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

In May 2014, the Company entered into a joint venture with a bank partner which provides customers a comprehensive suite of payment solutions. Vantiv Holding owns 51% and the bank partner owns 49% of the joint venture. The joint venture is consolidated by the Company in accordance with ASC 810, with the associated non-controlling interest included in “Net income attributable to non-controlling interests" in the consolidated statements of income. The bank partner contributed a merchant asset portfolio to the joint venture valued at $18.8 million which was recorded to non-controlling interests in the 2014 consolidated statement of equity.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2015, Vantiv, Inc.’s interest in Vantiv Holding was 81.61%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2013	141,758,681	48,822,826	190,581,507
% of ownership	74.38%	25.62%
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with June 2014 secondary offering	5,780,000	(5,780,000)	—
Share repurchases	(1,936,400)	—	(1,936,400)
Equity plan activity (1)	(147,273)	—	(147,273)
As of December 31, 2014	145,455,008	43,042,826	188,497,834
% of ownership	77.17%	22.83%
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with December 2015 secondary offering	8,000,000	(8,000,000)	—
Fifth Third exchange of Class C units of Vantiv Holding for shares of Class A common stock in connection with partial warrant exercise	5,374,592	—	5,374,592
Share repurchases	(4,445,551)	—	(4,445,551)
Equity plan activity (1)	1,104,277	—	1,104,277
As of December 31, 2015	155,488,326	35,042,826	190,531,152
% of ownership	81.61%	18.39%

(1)
Includes stock issued under the equity plans less Class A common stock withheld to satisfy employee tax withholding obligations upon vesting or exercise of employee equity awards and forfeitures of restricted Class A common stock awards.

As a result of the changes in ownership interests in Vantiv Holding, adjustments of $137.4 million and $58.4 million were recognized during the years ended December 31, 2015 and 2014, respectively, in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on changes in the proportionate ownership interests in Vantiv Holding during those periods.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income	$209,229	$168,990	$208,140
Items not allocable to non-controlling interests:
Vantiv, Inc. expenses (1)	55,111	7,725	58,520
Vantiv Holding net income	$264,340	$176,715	$266,660
Net income attributable to non-controlling interests of Fifth Third (2)	$58,938	$43,022	$74,568
Net income attributable to joint venture non-controlling interest (3)	2,345	676	—
Total net income attributable to non-controlling interests	$61,283	$43,698	$74,568

(1)       Primarily represents income tax expense related to Vantiv, Inc. and TRA related expense (credits) (see Note 7 - Tax Receivable Agreements).
(2)       Net income attributable to non-controlling interests of Fifth Third reflects the allocation of Vantiv Holding’s net income based on the proportionate ownership interests in Vantiv Holding held by the non-controlling unit holders. The net income attributable to non-controlling unit holders reflects the changes in ownership interests summarized in the table above.

(3)	Reflects net income attributable to the non-controlling interest of the joint venture.

In connection with the separation from Fifth Third, Fifth Third received a warrant that allows for the purchase of up to 20.4 million Class C Non-Voting Units of Vantiv Holding. The warrant is currently exercisable, in whole or in part, and from time to time. The warrant expires upon the earliest to occur of June 30, 2029 or a change of control where the price paid per unit in such change of control minus the exercise price of the warrant is less than zero. Fifth Third is entitled to purchase the

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

underlying Units of the warrant at a price of $15.98 per unit. The warrant was valued at approximately $65.4 million at June 30, 2009, the issuance date, using a Black-Scholes option valuation model using probability weighted scenarios. The warrant is recorded as a component of the non-controlling interest on the accompanying statements of financial position.

On December 2, 2015, the Company entered into a warrant cancellation agreement (the "Warrant Cancellation Agreement") with Fifth Third to cancel a portion of the warrant. The Warrant Cancellation Agreement cancels the rights under the warrant to purchase 4.8 million Class C Units of Vantiv Holding for aggregate consideration of $200 million paid by the Company to Fifth Third.

Following the effectiveness of the Warrant Cancellation Agreement discussed above, Fifth Third net exercised a portion of the remaining warrants to purchase 5.4 million Class C Units of Vantiv Holding.

After giving effect to the above transactions, at December 31, 2015, Fifth Third holds the rights to purchase 7.8 million Class C Units of Vantiv Holding under the warrant at an exercise price of $15.98 per unit.

10. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Leases

The Company leases office space under non-cancelable operating leases that expire between January 2016 and December 2045. Future minimum commitments under these leases are as follows (in thousands):

Year Ending December 31,
2016	$9,539
2017	7,250
2018	5,222
2019	4,941
2020	3,873
Thereafter	13,350
Total	$44,175

Rent expense for the years ended December 31, 2015, 2014 and 2013 was approximately $11.6 million, $9.9 million and $7.0 million, respectively.

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

Expenses associated with the defined contribution savings plan for the years ended December 31, 2015, 2014 and 2013 were $9.1 million, $7.3 million and $5.9 million, respectively.

12. CAPITAL STOCK

Common Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 890,000,000 shares of Class A common stock with a par value of $0.00001 per share and 100,000,000 shares of Class B

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

common stock with no par value per share. The Class A and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders; however, the holders of shares of Class B common stock shall be limited to voting power, including voting power associated with any Class A common stock held, of 18.5% at any time other than in connection with a stockholder vote with respect to a change of control. Also, holders of Class B common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to the holders of Class A common stock. The holders of Class B common stock hold one share of Class B common stock for each Vantiv Holding Class B unit they hold.  The Class B units of Vantiv Holding may be exchanged for shares of Class A common stock on a one-for-one basis or, at the Company's option, for cash equal to the fair value of the shares tendered for exchange.  Upon exchange of any Class B units of Vantiv Holding, an equal number of shares of Class B common stock automatically will be cancelled.  The Class A common stock and Class B common stock vote together as a single class, except that the holders of Class B common stock are entitled to elect a number of the Company's directors equal to the percentage of the voting power of all of the outstanding common stock represented by the Class B common stock but not exceeding 18.5% of the board of directors. Fifth Third holds all of the issued and outstanding Class B common stock.

As of December 31, 2015, 155,488,326 shares of Class A common stock and 35,042,826 shares of Class B common stock were issued and outstanding.

Secondary Offerings

In May 2013, a secondary offering took place in which selling shareholders sold 40.7 million shares of Vantiv, Inc. Class A common stock. In August and November 2013, secondary offerings took place in which selling shareholders sold 20.0 million and 15.0 million shares, respectively, of Vantiv, Inc. Class A common stock. The Company did not receive any proceeds from these sales.

In March 2014, a secondary offering took place in which Advent sold its remaining 18.8 million shares of the Company's Class A common stock. In June 2014, a secondary offering took place in which Fifth Third sold 5.8 million shares of the Company's Class A common stock. The Company did not receive any proceeds from these sales.

On December 8, 2015, subsequent to the Warrant Cancellation Agreement and the Partial Warrant Exercise described in Note 9 - Controlling and Non-controlling Interests, a secondary offering took place in which Fifth Third sold 13.4 million shares of the Company's Class A common stock. The Company did not receive any proceeds from this sale.

Share Repurchases

In connection with the May 2013 secondary offering discussed above, the Company repurchased approximately 17.5 million shares of its Class A common stock for approximately $400 million. The repurchased shares were retired and accounted for as a reduction to equity in the accompanying consolidated financial statements. In connection with the share repurchase, the Company incurred costs of approximately $0.6 million, which are also reflected as a reduction to equity in the accompanying consolidated statement of equity.

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

On February 12, 2014, the Company's board of directors approved a program to repurchase up to an additional $300 million of the Company's Class A common stock. Purchases under the program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and the Company may discontinue purchases at any time that management determines additional purchases are not warranted. During the year ended December 31, 2014, approximately 828,000 shares were repurchased under this program for approximately $25 million. During the year ended December 31, 2015, approximately 4.4 million shares were repurchased for approximately $200 million. The repurchased shares were immediately retired. There is approximately $75 million of share repurchase authority remaining as of December 31, 2015.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2015, there was no preferred stock outstanding.

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to Vantiv, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company's consolidated net assets are held at the subsidiary level and are restricted as of December 31, 2015.

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

Restricted Stock Awards

The Company grants restricted stock awards to certain employees which vest based on the recipient's continued employment or service to the Company ("Time Awards").

The Company also grants restricted stock awards to certain employees subject to the achievement of certain financial performance measures ("Performance Awards"). These Performance Awards typically vest on the third anniversary of the grant date. Participants have the right to earn 0% to 200% of the target number of shares of the Company’s Class A common stock, determined by the level of achievement of the financial performance measures during the performance period.

The weighted-average grant date fair value of the restricted stock awards is based on the quoted fair market value of our common stock on the grant date. The total grant date fair value of restricted stock awards vested was $18.0 million, $20.1 million and $22.4 million in 2015, 2014 and 2013, respectively.

The following table presents the number and weighted-average grant date fair value of the restricted stock awards for the year ended December 31, 2015:

	Restricted Class A Common Stock - Time Awards	Weighted Average Grant Date Fair Value	Restricted Class A Common Stock - Performance Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	240,087	$4.01	1,013,211	$17.00
Granted	153,327	38.74	347,934	37.82
Vested	(202,477)	4.07	(1,013,211)	17.00
Forfeited	(24,483)	8.82	(15,094)	37.10
Non-vested at December 31, 2015	166,454	$35.22	332,840	$37.86

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock Units

The Company issues restricted stock units to directors and certain employees, which typically vest on the first anniversary of the grant date (for directors) and in equal annual increments over three to four years beginning on the first anniversary of the date of grant (for employees). The grant date fair value of the restricted stock units is based on the quoted fair market value of our common stock at the award date. The total grant date fair value of restricted stock units vested was $6.8 million, $3.7 million and $0.1 million in 2015, 2014 and 2013, respectively.

The following table presents the number and weighted-average grant date fair value of the restricted stock units for the year ended December 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	980,495	$26.41
Granted	435,594	38.42
Vested	(258,480)	26.41
Forfeited	(169,602)	29.03
Non-vested at December 31, 2015	988,007	$31.24

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes stock option activity for the year ended December 31, 2015:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2014	2,732,760	$21.10	8.40	$35,039
Granted	707,738	37.10
Exercised	(777,204)	17.54		$17,531
Expired	—	—
Forfeited	(353,051)	24.11
Outstanding options at December 31, 2015	2,310,243	$26.74	8.01	$47,780

Options exercisable at December 31, 2015	540,231	$21.20	7.28	$14,166

For the years ended December 31, 2015 and 2014, the total grant date fair value of options vested was $13.9 million and $10.2 million, respectively. There were no options vested or exercisable during 2013. The weighted-average grant date fair value was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

		2014
	2015	Vantiv Grant	Mercury Replacement Options	2013
Number of options granted	707,738	710,297	1,750,519	659,938
Weighted average exercise price	$37.10	$31.02	$10.18 - $29.79	$21.95
Expected option life at grant (in years)	6.25	6.25	3.00 - 6.00	6.25
Expected volatility	26.33%	25.00%	24.80% - 30.80%	30.60%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.67%	1.93%	0.93% - 1.96%	1.15%
Fair value	$11.04	$9.07	$17.75 - $22.10	$7.10

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

Performance Share Units

The Company issues performance share units to certain employees subject to the achievement of certain financial performance measures. These performance share units vest on the third anniversary of the grant date. Participants have the right to earn 0% to 200% of the target number of shares of the Company’s Class A common stock, determined by the level of achievement of the financial performance measures during the three year performance period. In 2015 the Company also issued performance share units to certain employees subject to the achievement of certain financial and non-financial performance measures through 2018.

Additionally, associated with an acquisition in 2013 the Company issued performance share units to certain employees subject to the achievement of certain financial and non-financial performance measures through 2016.

The weighted-average grant date fair value of the performance share units is based on the quoted fair market value of our common stock on the grant date. For the years ended December 31, 2015 and 2014, total grant date fair value of performance share units vested was $0.8 million and $1.9 million, respectively. There were no performance share units vested during 2013.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the number and weighted-average grant date fair value of the performance share units for the year ended December 31, 2015:

	Performance Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	508,097	$27.76
Granted	122,134	39.16
Vested	(26,358)	31.60
Forfeited	(131,355)	30.51
Non-vested at December 31, 2015	472,518	$29.73

The share-based compensation expense related to the performance share units granted in 2013 ("2013 PSUs") was initially estimated based on target performance and was adjusted as appropriate throughout the performance period based on the shares expected to be earned at that time. The 2013 PSUs are included in the table above as non-vested at December 31, 2015 at target, or 100%. On February 1, 2016, the Compensation Committee of our Board of Directors certified the achievement of the performance goals for the 2013 PSUs, which had a performance period of January 1, 2013 to December 31, 2015, at the maximum 200% of the target number of shares (173,714 shares incremental to those included in the table above for the 2013 PSUs).

For the years ended December 31, 2015, 2014 and 2013, total share-based compensation expense was $30.5 million, $42.2 million and $29.7 million, respectively. Related tax benefits recorded in the accompanying consolidated statements of income totaled $8.8 million in 2015, $12.9 million in 2014 and $8.5 million in 2013. At December 31, 2015, there was approximately $51.1 million of unrecognized share-based compensation expense, which is expected to be recognized over a remaining weighted-average period of approximately 2.6 years.

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

The following is a summary of applicable income taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income tax expense:
U.S. income taxes	$28,586	$29,234	$48,494
State and local income taxes	4,311	4,474	3,926
Total current tax expense	32,897	33,708	52,420
Deferred income tax expense:
U.S. income taxes	55,553	36,070	30,264
State and local income taxes	(273)	(3,601)	1,076
Total deferred tax expense	55,280	32,469	31,340
Applicable income tax expense	$88,177	$66,177	$83,760

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the U.S. income tax rate and the Company's effective tax rate for all periods is provided below:

	Year Ended December 31,
	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes-net of federal benefit	2.7	2.6	2.7
Effect of changes in deferred tax rates	(1.9)	(3.1)	—
Non-controlling interest	(5.9)	(5.6)	(8.5)
Other-net	(0.3)	(0.8)	(0.5)
Effective tax rate	29.6%	28.1%	28.7%

Deferred income tax assets and liabilities are comprised of the following as of December 31 (in thousands):

	2015	2014
Deferred tax assets
Net operating losses	$25,569	$29,296
Employee benefits	55	46
Other assets	2,316	813
Other accruals and reserves	79,925	55,427
Partnership basis	728,532	430,525
Deferred tax assets	836,397	516,107
Deferred tax liabilities
Property and equipment	(9,840)	(7,849)
Goodwill and intangible assets	(109,988)	(98,675)
Deferred tax liability	(119,828)	(106,524)
Deferred tax asset-net	$716,569	$409,583

As part of the acquisitions of NPC Group, Inc. ("NPC") and Mercury, the Company acquired federal and state tax loss carryforwards. As of December 31, 2015, the cumulative federal and state tax loss carryforwards were approximately $58.5 million and $106.5 million, respectively. Federal tax loss carryforwards will expire between 2027 and 2034, and state tax loss carryforwards will expire between 2016 and 2035.

The partnership basis included in the above table is the result of a difference between the tax basis and book basis of Vantiv, Inc.'s investment in Vantiv Holding. Vantiv Holding, a partnership for tax purposes, has an Internal Revenue Code election in place to adjust the tax basis of partnership property to fair market value related to the portion of the partnership interest transferred, through an exchange of units of Vantiv Holding by its members. Included in partnership basis in the table above are deferred tax assets resulting from the increase in tax basis generated by the exchange of units of Vantiv Holding by Fifth Third and JPDN in connection with the IPO and subsequent secondary offerings. See Note 7 - Tax Receivable Agreements for discussion of deferred tax assets as a result of the secondary offerings and exchange of units of Vantiv Holding.

Deferred tax assets are reviewed to determine whether the available evidence allows the Company to recognize the tax benefits. To the extent that a tax asset is not expected to be realized, the Company records a valuation allowance against the deferred tax assets. The Company has recorded no valuation allowance during the years ended December 31, 2015 or 2014.

A provision for federal, state and local income taxes has been recorded on the statements of income for the amounts of such taxes the Company is obligated to pay or amounts refundable to the Company. At December 31, 2015 and 2014, the Company recorded an income tax receivable of approximately $53.2 million and $9.4 million, respectively, which is included in other current assets on the Company's consolidated statements of financial position.

The Company accounts for uncertainty in income taxes under ASC 740, Income Taxes. As of December 31, 2015 and 2014, the Company had no material uncertain tax positions. If a future liability does arise related to uncertainty in income taxes, the Company has elected an accounting policy to classify interest and penalties, if any, as income tax expense.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	2015			2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$—	$—	$—	$—	$104	$—
Liabilities:
Interest rate swaps	$—	$19,228	$—	$—	$7,488	$—
Mercury TRA	—	—	191,207	—	—	152,420

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

Although the Company determined that the majority of the inputs used to value its interest rate swaps fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate swaps utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015 and 2014, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate swaps and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swaps. As a result, the Company classified its interest rate swap valuations in Level 2 of the fair value hierarchy. See Note 8 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate swaps.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable inputs used in the fair value measurement of the Mercury TRA are the discount rate, projections of taxable income and effective tax rates. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. See Note 2 - Business Combinations and Note 7 - Tax Receivable Agreements for further discussion of the Mercury TRA including the roll forward of the fair value.

The following table summarizes carrying amounts and estimated fair values for financial assets and liabilities, excluding assets and liabilities measured at fair value on a recurring basis, as of December 31, 2015 and 2014 (in thousands):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$3,060,139	$3,064,989	$3,393,738	$3,310,181

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

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third's non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding ("Class B units"), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an "if-converted" basis. Due to the Company's structure as a C corporation and Vantiv Holding's structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company's income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. The adjusted effective tax rate used in the calculation was 36.0%, 36.5% and 38.5% for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, 2014 and 2013, there were approximately 35.0 million, 43.0 million and 48.8 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, potentially dilutive securities during the years ended December 31, 2015, 2014 and 2013 included restricted stock awards, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding (the "Fifth Third Warrant"), stock options and performance share units. During the year ended December 31, 2015, 2014 and 2013, approximately 472,518, 508,097 and 430,490, respectively, performance share units have been excluded as the applicable performance metrics had not been met as of the reporting dates.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

		Year Ended December 31,
	2015	2014	2013
Basic:
Net income attributable to Vantiv, Inc.	$147,946	$125,292	$133,572
Shares used in computing basic net income per share:
Weighted-average Class A common shares	145,044,577	141,936,933	138,836,314
Basic net income per share	$1.02	$0.88	$0.96
Diluted:
Consolidated income before applicable income taxes	$297,406	$235,167	$291,900
Income tax expense excluding impact of non-controlling interest	107,066	85,836	112,382
Net income attributable to Vantiv, Inc.	$190,340	$149,331	$179,518
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	145,044,577	141,936,933	138,836,314
Weighted-average Class B units of Vantiv Holding	42,521,087	45,472,332	57,906,592
Warrant	11,866,595	10,121,483	7,522,801
Restricted stock awards	696,273	1,321,890	1,751,816
Stock options	545,180	318,175	10,034
Performance share units	260,730	—	—
Diluted weighted-average shares outstanding	200,934,442	199,170,813	206,027,557
Diluted net income per share	$0.95	$0.75	$0.87

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the years ended December 31, 2015, 2014 and 2013 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Year ended December 31, 2015
Net change in fair value recorded in accumulated OCI	$(5,288)	$(18,836)	$5,490	$(13,346)	$4,298	$(9,048)	$(14,336)
Net realized loss reclassified into earnings (a)	1,732	6,990	(2,065)	4,925	(1,525)	3,400	5,132
Other	(212)	212	—	212	—	212	—
Net change	$(3,768)	$(11,634)	$3,425	$(8,209)	$2,773	$(5,436)	$(9,204)

Year ended December 31, 2014
Net change in fair value recorded in accumulated OCI	$(5)	$(11,240)	$3,114	$(8,126)	$2,843	$(5,283)	$(5,288)
Net realized loss reclassified into earnings (a)	269	3,040	(874)	2,166	(703)	1,463	1,732
Other	—	(212)	—	(212)	—	(212)	(212)
Net change	$264	$(8,412)	$2,240	$(6,172)	$2,140	$(4,032)	$(3,768)

Year ended December 31, 2013
Net change in fair value recorded in accumulated OCI	$—	$244	$3	$247	$(252)	$(5)	$(5)
Net realized loss reclassified into earnings (a)	—	573	(157)	416	(147)	269	269
Net change	$—	$817	$(154)	$663	$(399)	$264	$264

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(1)  The years ended December 31, 2015, 2014 and 2013, reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

18. RELATED PARTY TRANSACTIONS

In connection with the Company's separation from Fifth Third on June 30, 2009, the Company entered into various agreements which provide for services provided to or received from Fifth Third. Subsequent to the separation from Fifth Third, the Company continues to enter into various business agreements with Fifth Third. Transactions under these agreements are discussed below and throughout these notes to the accompanying consolidated financial statements. As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third currently holds 35,042,826 shares of Class B common stock representing 18.4% of the voting interests in Vantiv, Inc. and 35,042,826 Class B units of Vantiv Holding representing a 18.4% ownership interest in Vantiv Holding. In addition, in connection with the separation from Fifth Third, Fifth Third received a warrant that allows for the purchase of up to 20.4 million Class C Non-Voting Units of Vantiv Holding. As discussed in Note 9 - Controlling and Non-Controlling Interests, as a result of the Warrant Cancellation Agreement and the Fifth Third net exercise of a portion of the remaining warrant, at December 31, 2015, Fifth Third holds the rights to purchase 7,791,956 Class C Units of Vantiv Holding under the warrant.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Agreements

As discussed in Note 6 - Long-Term Debt, the Company had certain debt arrangements outstanding and available from Fifth Third. For the years ended December 31, 2015, 2014 and 2013, interest expense associated with these arrangements was $4.4 million, $5.4 million and $7.3 million, respectively, and commitment fees were $0.2 million, $0.2 million and $0.3 million, respectively.

Master Lease Agreement/Master Sublease Agreement

On July 1, 2009, the Company entered into a five-year Master Lease Agreement and a five-year Master Sublease Agreement with Fifth Third and certain of its affiliates, that remains in effect in accordance with its terms, for the lease or sublease of a number of office and/or data center locations. Related party rent expense was approximately $3.8 million, $3.8 million and $3.6 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

Referral Agreement

On June 30, 2009, the Company entered into an exclusive referral arrangement with Fifth Third. Commercial and retail merchant clients of Fifth Third and its subsidiary depository institutions that request merchant (credit or debit card) acceptance services are referred exclusively to us. In return for these referrals and the resulting merchant relationships, we make ongoing incentive payments to Fifth Third. The agreement also provides for our referral of prospective banking clients to Fifth Third, in return for certain incentive payments. This agreement terminates in June 2019. Costs associated with this agreement totaled $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Clearing, Settlement and Sponsorship Agreement and Treasury Management Agreement

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third is a member of the Visa, MasterCard and other payment network associations. Fifth Third is the Company's primary sponsor into the respective card associations. Fifth Third also provides access to certain cash and treasury management services to the Company. For the years ended December 31, 2015, 2014 and 2013, the Company paid Fifth Third approximately $2.3 million, $2.8 million and $2.2 million, respectively, for these services. As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, the Company holds certain cash and cash equivalents on deposit at Fifth Third. At December 31, 2015 and 2014, approximately $149.7 million and $362.8 million, respectively, was held on deposit at Fifth Third. Interest income on such amounts during the years ended December 31, 2014 and 2013 was approximately $1.7 million and $1.4 million, respectively. The interest income on such amounts during 2015 was immaterial.

Transition Services Agreement

In conjunction with the Company's separation from Fifth Third, the Company entered into a transition services agreement ("TSA") with Fifth Third. The TSA terminated on October 31, 2011. Subsequent to such date, the Company continues to receive certain non-material services from Fifth Third. The total for services provided by Fifth Third for the years ended December 31, 2015, 2014 and 2013 were $0.4 million, $0.5 million and $0.5 million, respectively.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$2,656,906	$503,032	$3,159,938
Network fees and other costs	1,321,312	156,890	1,478,202
Sales and marketing	478,736	25,213	503,949
Segment profit	$856,858	$320,929	$1,177,787

	Year Ended December 31, 2014
	Merchant Services	Financial Institution Services	Total
Total revenue	$2,100,367	$476,836	$2,577,203
Network fees and other costs	1,033,801	140,864	1,174,665
Sales and marketing	367,998	28,355	396,353
Segment profit	$698,568	$307,617	$1,006,185

	Year Ended December 31, 2013
	Merchant Services	Financial Institution Services	Total
Total revenue	$1,639,157	$468,920	$2,108,077
Network fees and other costs	801,463	133,978	935,441
Sales and marketing	286,200	25,844	312,044
Segment profit	$551,494	$309,098	$860,592

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total segment profit	$1,177,787	$1,006,185	$860,592
Less: Other operating costs	(284,066)	(242,439)	(200,630)
Less: General and administrative	(182,369)	(173,986)	(121,707)
Less: Depreciation and amortization	(276,942)	(275,069)	(185,453)
Less: Interest expense—net	(105,736)	(79,701)	(40,902)
Less: Non-operating income (expense)	(31,268)	177	(20,000)
Income before applicable income taxes	$297,406	$235,167	$291,900

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited results of operations on a quarterly basis for the years ended December 31, 2015 and 2014.

	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
	(dollars in thousands)
Revenue	$852,334	$815,998	$785,995	$705,611	$733,785	$697,109	$608,731	$537,578
Network fees and other costs	399,159	385,548	362,349	331,146	331,635	316,592	277,392	249,046
Net revenue	453,175	430,450	423,646	374,465	402,150	380,517	331,339	288,532
Sales and marketing	132,488	132,481	122,925	116,055	116,169	111,233	90,507	78,444
Other operating costs	72,213	66,563	76,551	68,739	64,657	60,659	56,754	60,369
General and administrative	45,974	41,492	47,060	47,843	47,406	45,422	48,552	32,606
Depreciation and amortization	70,843	70,638	67,659	67,802	70,893	65,289	89,041	49,846
Income from operations	$131,657	$119,276	$109,451	$74,026	$103,025	$97,914	$46,485	$67,267
Net income	$70,392	$59,148	$52,693	$26,996	$81,741	$42,845	$3,313	$41,091
Net income (loss) attributable to Vantiv, Inc.	$50,929	$41,492	$36,536	$18,989	$68,579	$29,986	$(1,409)	$28,136
Net income (loss) per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.35	$0.29	$0.25	$0.13	$0.48	$0.21	$(0.01)	$0.20
Diluted	$0.31	$0.27	$0.24	$0.13	$0.35	$0.20	$(0.01)	$0.18

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2015.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vantiv, Inc.
Symmes Township, Ohio

We have audited the internal control over financial reporting of Vantiv, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 10, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 10, 2016

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Vantiv's Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.
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
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2015 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is the Vantiv, Inc. 2012 Equity Incentive Plan.

	[a]	[b]	[c]
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])

Plan category
Equity compensation plans approved by stockholders	3,125,824	$30.47	25,808,526	(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	3,125,824	$30.47	25,808,526	(2)(3)

(1)	Column [a] includes the following outstanding equity-based awards:

•	1,603,495 stock options;

•	1,049,811 restricted stock units; and

•	472,518 performance share units.

(2)
The 2012 Equity Incentive Plan had 35.5 million shares initially authorized for issuance. In addition to these 35.5 million shares, the following shares will become available for grant under the 2012 Equity Incentive Plan, and, to the extent such shares became available as of December 31, 2015, they are included in the table above as available for grant: (i) shares covered by outstanding awards under the 2012 Equity Incentive Plan that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; and (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally.

(3)
Additionally, at the time of the acquisition of Mercury Payment Systems, LLC, the Company registered and issued 1.8 million shares under the Mercury Payment Systems, LLC 2010 Unit Incentive Plan, as Restated and Assumed by

Vantiv, Inc. The awards issued were stock options, which have been excluded in the table above. As of December 31, 2015 there were 706,748 outstanding options remaining with a weighted-average exercise price of $16.85.

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

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (PARENT COMPANY ONLY)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
General and administrative	$745	$181	$—
Income (loss) from operations	(745)	(181)	—
Non-operating income (expense), net	(359)	40,399	—
Income before income taxes and equity in net income of subsidiaries	(1,104)	40,218	—
Income tax expense	54,007	47,943	58,520
Loss before equity in net income of subsidiaries	(55,111)	(7,725)	(58,520)
Equity in net income of subsidiaries	203,057	133,017	192,092
Net income attributable to Vantiv, Inc.	$147,946	$125,292	$133,572

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Vantiv, Inc.	$147,946	$125,292	$133,572
Other comprehensive income (loss), net of tax	(5,436)	(4,032)	264
Comprehensive income attributable to Vantiv, Inc.	$142,510	$121,260	$133,836

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)
(In thousands)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Tax refund receivable	$51,998	$9,714
Receivable from subsidiaries	—	27,016
Total current assets	51,998	36,730
Investment in subsidiaries	1,008,907	1,056,716
Deferred taxes	731,258	429,629
Total assets	$1,792,163	$1,523,075
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$795	$—
Payable to subsidiaries	5,519	—
Current portion of tax receivable agreement obligations to related parties	31,232	22,789
Total current liabilities	37,546	22,789
Long-term liabilities:
Tax receivable agreement obligations to related parties	801,829	597,273
Total long-term liabilities	801,829	597,273
Total liabilities	839,375	620,062
Equity:
Total Vantiv, Inc. equity	952,788	903,013
Total liabilities and equity	$1,792,163	$1,523,075

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income attributable to Vantiv, Inc.	$147,946	$125,292	$133,572
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(203,057)	(133,017)	(192,092)
Deferred taxes	24,662	27,395	13,658
Tax receivable agreements non-cash items	(769)	(40,399)	—
Distributions from subsidiaries	68,892	58,551	126,895
Excess tax benefit from share-based compensation	(16,707)	(13,420)	(5,464)
Change in operating assets and liabilities, net	28,834	(9,151)	10,497
Net cash provided by operating activities	49,801	15,251	87,066
Investing Activities:
Proceeds from sale of Class A units in Vantiv Holding	216,933	77,165	518,449
Purchase of Class A units in Vantiv Holding	(13,630)	(4,492)	—
Net cash provided by investing activities	203,303	72,673	518,449
Financing Activities:
Advances from subsidiaries, net	5,519	(20,032)	20,032
Proceeds from exercise of Class A common stock options	13,630	4,492	—
Repurchase of Class A common stock	(200,406)	(59,364)	(503,225)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(16,527)	(17,801)	(15,224)
Settlement of certain tax receivable agreements	(49,222)	—	(112,562)
Payments under tax receivable agreements	(22,805)	(8,639)	—
Excess tax benefit from share-based compensation	16,707	13,420	5,464
Net cash used in financing activities	(253,104)	(87,924)	(605,515)
Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents—Beginning of period	—	—	—
Cash and cash equivalents—End of period	$—	$—	$—

Cash Payments:
Taxes	$2,323	$28,583	$31,874
Non-cash Items:
Issuance of tax receivable agreements	$376,597	$109,400	$329,400

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

Vantiv, Inc., is a holding company that does not conduct any business operations of its own and therefore its assets consist primarily of investments in subsidiaries. Vantiv Inc.'s cash inflows are primarily from cash dividends and distributions and other transfers from Vantiv Holding. Vantiv, Inc. may not be able to access cash generated by its subsidiaries in order to fulfill cash commitments or to pay cash dividends on its common stock. The amounts available to Vantiv, Inc. to fulfill cash commitments or to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. For a discussion on the tax receivable agreements, see Note 7- Tax Receivable Agreements in the consolidated financial statements and notes of Vantiv, Inc. appearing in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTIV, INC.

Dated:	February 10, 2016	By:	/s/ CHARLES D. DRUCKER
Name: Charles D. Drucker
Title: President and Chief Executive Officer

Dated:	February 10, 2016	By:	/s/ CHRISTOPHER THOMPSON
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES D. DRUCKER	Chief Executive Officer, President and Director	February 10, 2016
Charles D. Drucker	(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH	Sr. Executive Vice President and Chief Operating & Financial Officer and Director	February 10, 2016
Mark L. Heimbouch	(Principal Financial Officer)

/s/ JEFFREY STIEFLER	Chairman	February 10, 2016
Jeffrey Stiefler

/s/ LEE ADREAN	Director	February 10, 2016
Lee Adrean

/s/ TAYFUN TUZUN	Director	February 10, 2016
Tayfun Tuzun

/s/ GARY L. LAUER	Director	February 10, 2016
Gary L. Lauer

/s/ KEVIN COSTELLO	Director	February 10, 2016
Kevin Costello

/s/ DAVID KARNSTEDT	Director	February 10, 2016
David Karnstedt

/s/ LARS ANDERSON	Director	February 10, 2016
Lars Anderson

/s/ LISA HOOK	Director	February 10, 2016
Lisa Hook

/s/ BOON SIM	Director	February 10, 2016
Boon Sim

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Master Investment Agreement among Fifth Third Bank, Fifth Third Financial Corporation, Advent-Kong Blocker Corp., Vantiv Holding, LLC (f/k/a FTPS Holding, LLC) and Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC) dated March 27, 2009 and as amended June 30, 2009.	S-1/A	333-177875	2.1	November 10, 2011
2.2	Agreement and Plan of Merger by and among NPC Group, Inc., FTPS-BG Acquisition Corp., Vantiv, LLC (f/k/a Fifth Third Processing Solutions, LLC), and National Processing Holdings, LLC dated September 15, 2010.	S-1/A	333-177875	2.2	November 10, 2011
2.3	Recapitalization Agreement by and among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC, JPDN Enterprises, LLC and the Vantiv, Inc. stockholders party thereto.	10-Q	001-35462	2.1	May 8, 2012
2.4	Membership Interest Purchase Agreement, dated as of October 26, 2012, by and among National Processing Company, Vantiv, LLC, Litle & Co. LLC, Litle Holdings LLC, the members named therein and Thomas J. Litle IV, as members' representative.	S-1	333-185222	2.4	November 30, 2012
2.5	Transaction Agreement, dated as of May 12, 2014, by and among Vantiv, Inc., National Processing Company, Mars Merger Sub, LLC, Vantiv, LLC, SLP III Quicksilver Feeder I, L.P., Mercury Payment Systems, LLC and Silver Lake Partners III DE, L.P.	8-K	001-35462	2.1	May 16, 2014
3.1	Amended and Restated Certificate of Incorporation of Vantiv, Inc.	10-Q	001-35462	3.1	May 8, 2012
3.2	Amended and Restated Bylaws of Vantiv, Inc.	10-Q	001-35462	3.2	October 30, 2014
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-177875	4.1	March 14, 2012
10.1	Second Amended and Restated Limited Liability Company Agreement of Vantiv Holding, LLC.	10-Q	001-35462	10.1	May 8, 2012
10.2	Advancement Agreement by and among Vantiv Holding, LLC and Vantiv, Inc.	10-Q	001-35462	10.2	May 8, 2012
10.3	Exchange Agreement among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units from time to time party thereto.	10-Q	001-35462	10.3	May 8, 2012
10.4	Registration Rights Agreement by and among Vantiv, Inc. and the stockholders party thereto.	10-Q	001-35462	10.4	May 8, 2012
10.5	Warrant issued by Vantiv Holding, LLC (f/k/a FTPS Holding, LLC) to Fifth Third Bank.	10-Q	001-35462	10.5	May 8, 2012
10.6	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank and FTPS Partners, LLC.	10-Q	001-35462	10.6	May 8, 2012
10.7	Tax Receivable Agreement by and among Vantiv, Inc., the Advent Stockholders and Advent International Corporation.	10-Q	001-35462	10.7	May 8, 2012
10.7.1	Tax Receivable Termination Agreement, dated October 23, 2013, by and among Vantiv, Inc., the Advent Stockholders and Advent International Corporation.	10-Q	001-35462	10.1	October 24, 2013
10.8	Tax Receivable Agreement by and between Vantiv, Inc. and JPDN Enterprises, LLC.	10-Q	001-35462	10.8	May 8, 2012
10.8.1	Tax Receivable Termination Agreement, dated October 23, 2013, by and between Vantiv, Inc. and JPDN Enterprises, LLC.	10-Q	001-35462	10.2	October 24, 2013
10.9	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, the Advent Stockholders, Advent International Corporation and JPDN Enterprises, LLC.	10-Q	001-35462	10.9	May 8, 2012
10.10	Amendment and Restatement Agreement, dated as of June 13, 2014, among Vantiv, LLC, Vantiv Holding, LLC, the other Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto.	8-K	001-35462	10.1	June 19, 2014
10.11	Amended and Restated Loan Agreement, dated as of June 13, 2014, by and among Vantiv, LLC, various lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other agents party thereto.	10-Q	001-35462	10.2	July 31, 2014
10.12+	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for Holders of Phantom Units under the Vantiv Holding, LLC Management Phantom Equity Plan.	S-1/A	333-177875	10.24	March 5, 2012

10.12.1+	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for the Chief Executive Officer.	S-1/A	333-177875	10.38	March 14, 2012
10.12.2+	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under the Vantiv, Inc. 2012 Equity Incentive Plan.	S-1/A	333-177875	10.39	March 14, 2012
10.12.3+	Form of Restricted Stock Unit Award Agreement for Carlos Lima under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.15	February 20, 2013
10.12.4+	Form of Stock Option Grant Notice and Option Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.1	May 6, 2013
10.12.5+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.2	May 6, 2013
10.12.6+	Form of Performance Share Unit Award Notice and Performance Share Unit Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.3	May 6, 2013
10.12.7+	Revised Form of Performance Share Award Notice and Performance Share Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.
10.13+	Amended and Restated Offer Letter, dated as of March 15, 2012, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.26	March 16, 2012
10.14+	Amended and Restated Offer Letter, dated as of February 27, 2012, by and between Vantiv, LLC and Mark L. Heimbouch.	S-1/A	333-177875	10.27	March 14, 2012
10.15+	Amended and Restated Offer Letter, dated as of February 27, 2012, by and between Vantiv, LLC and Royal Cole.	S-1/A	333-177875	10.35	March 14, 2012
10.16+	Offer Letter, dated as of August 9, 2013, by and between Vantiv, LLC and Daniela Mielke	10-Q	001-35462	10.1	April 30, 2015
10.17+	Offer Letter, dated as of May 12, 2014, by and between Vantiv, LLC and Matt Taylor
10.17.1+	Offer Letter, dated as of November 14, 2014, by and between Vantiv, LLC and Kimberly Martin
10.18+	Non-Competition, Non-Solicitation and Confidentiality Agreement made as of June 30, 2009, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.28	March 5, 2012
10.19+	Form of Vantiv, LLC Non-Competition, Non-Solicitation and Confidentiality Agreement for executive officers.	S-1/A	333-177875	10.29	March 5, 2012
10.20+	Form of Indemnification Agreement.	S-1/A	333-177875	10.37	March 16, 2012
10.21†	Referral Agreement, dated June 30, 2009, by and between Vantiv, LLC and Fifth Third Bancorp.	S-1/A	333-177875	10.11	March 14, 2012
10.22†	Master Services Agreement, dated as of June 30, 2009, by and between Fifth Third Bancorp and Vantiv, LLC.	S-1/A	333-177875	10.12	March 14, 2012
10.22.1†	Amendment No. 1 to the Master Services Agreement between Vantiv, LLC and Fifth Third Bancorp.	S-1/A	333-177875	10.13	March 14, 2012
10.23†	Clearing, Settlement and Sponsorship Services Agreement, dated June 30, 2009, by and between Vantiv, LLC and Fifth Third Bank.	S-1/A	333-177875	10.14	March 14, 2012
10.24	Stock Repurchase Agreement, dated as of May 6, 2013	8-K	001-35462	10.1	May 9, 2013
10.25	Tax Receivable Agreement, dated as of May 12, 2014, by and among NPC Group, Inc.; Silver Lake Partners III DE, LP; SLP III Quicksilver Feeder I, LP; Silver Lake Technology Investors III, L.P.; MPS 1, Inc.; Mercury Payment Systems II, LLC; Vantiv, LLC; and certain other parties listed on Schedule B thereto.	8-K	001-35462	10.3	June 19, 2014
10.26+	Mercury Payment Systems, LLC 2010 Unit Incentive Plan, as Restated and Assumed by Vantiv, Inc.	S-8	333-196911	4.3	June 19, 2014
10.27+	Form of Restricted Share Grant Notice and Restricted Share Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan	10-Q	001-35462	10.3	April 30, 2015
10.28+	Form of Performance Share Grant Notice and Performance Share Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan	10-Q	001-35462	10.4	April 30, 2015
10.29	Repurchase Addendum to Tax Receivable Agreement, dated as of July 24, 2015 by and among NPC Group, Inc.; Silver Lake Partners III DE, L.P.; SLP III Quicksilver Feeder I, L.P.; Silver Lake Technology Associates III, L.P.; Silver Lake Technology Investors III, L.P.; Durango FI, LLC (f/k/a MPS 1, Inc.); Mercury Payment Systems II, LLC; Vantiv, LLC; and certain other parties listed on Schedule A thereto.	10-Q	001-35462	10.1	July 29, 2015
10.30	Tax Receivable Purchase Addendum, dated as of October 23, 2015, by and between Vantiv, Inc. and Fifth Third Bank	10-Q	001-35462	10.1	October 28, 2015
10.31	Warrant Cancellation Agreement, dated as of December 2, 2015, by and between Vantiv Holding, LLC and Fifth Third Bank	8-K	001-35462	10.1	December 2, 2015

10.32+	Employee Stock Purchase Plan, amended as of October 27, 2015
10.33+	Amended and Restated Executive Severance Plan, dated as of November 8, 2015
10.34+	Vantiv, Inc. 2012 Equity Incentive Plan, dated as of November 8, 2015
11.1	Statement re computation of per share earnings (incorporated by reference to Notes to the Financial Statements included in Part II of this Report).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

†	Confidential treatment granted as to certain portions by the SEC.

+	Indicates a management contract or compensatory plan.