Form 10-Q
period 2016-03-31
Vantiv, Inc.
filed 2016-04-27
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of March 31, 2016, there were 156,335,853 shares of the registrant’s Class A common stock outstanding and 35,042,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2016

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “continue,” “could,” “should,” “can have,” “likely,” or the negative or plural of these words and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section of our most recent Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
External customers	$797,571	$686,376
Related party revenues	21,052	19,235
Total revenue	818,623	705,611
Network fees and other costs	387,413	331,146
Sales and marketing	135,638	116,055
Other operating costs	73,703	68,739
General and administrative	43,984	47,843
Depreciation and amortization	68,230	67,802
Income from operations	109,655	74,026
Interest expense—net	(27,729)	(26,011)
Non-operating income (expense)	(5,652)	(8,766)
Income before applicable income taxes	76,274	39,249
Income tax expense	23,826	12,253
Net income	52,448	26,996
Less: Net income attributable to non-controlling interests	(12,710)	(8,007)
Net income attributable to Vantiv, Inc.	$39,738	$18,989
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.26	$0.13
Diluted	$0.25	$0.13
Shares used in computing net income per share of Class A common stock:
Basic	155,397,360	144,530,704
Diluted	196,777,827	200,715,138

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$52,448	$26,996
Other comprehensive income, net of tax:
Gain (loss) on cash flow hedges and other	(8,111)	(7,370)
Comprehensive income	44,337	19,626
Less: Comprehensive income attributable to non-controlling interests	(10,559)	(5,632)
Comprehensive income attributable to Vantiv, Inc.	$33,778	$13,994

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$82,554	$197,096
Accounts receivable—net	710,167	680,033
Related party receivable	4,061	3,999
Settlement assets	132,784	143,563
Prepaid expenses	39,641	31,147
Other	69,493	61,661
Total current assets	1,038,700	1,117,499
Customer incentives	61,762	57,984
Property, equipment and software—net	313,874	308,009
Intangible assets—net	813,222	863,066
Goodwill	3,366,528	3,366,528
Deferred taxes	723,787	731,622
Other assets	37,866	20,718
Total assets	$6,355,739	$6,465,426
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$345,720	$364,878
Related party payable	5,218	4,698
Settlement obligations	604,466	677,502
Current portion of note payable to related party	10,353	10,353
Current portion of note payable	95,648	106,148
Current portion of tax receivable agreement obligations to related parties	35,660	31,232
Current portion of tax receivable agreement obligations	61,887	64,227
Deferred income	19,096	14,470
Current maturities of capital lease obligations	7,916	7,931
Other	18,651	13,940
Total current liabilities	1,204,615	1,295,379
Long-term liabilities:
Note payable to related party	178,581	181,169
Note payable	2,737,523	2,762,469
Tax receivable agreement obligations to related parties	766,168	801,829
Tax receivable agreement obligations	112,731	126,980
Capital lease obligations	19,674	21,801
Deferred taxes	21,359	15,836
Other	36,435	34,897
Total long-term liabilities	3,872,471	3,944,981
Total liabilities	5,077,086	5,240,360
Commitments and contingencies (See Note 6 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 156,335,853 shares outstanding at March 31, 2016; 155,488,326 shares outstanding at December 31, 2015	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 35,042,826 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	570,689	553,145
Retained earnings	516,042	476,304
Accumulated other comprehensive loss	(15,164)	(9,204)
Treasury stock, at cost; 2,699,015 shares at March 31, 2016 and 2,593,242 shares at December 31, 2015	(73,063)	(67,458)
Total Vantiv, Inc. equity	998,505	952,788
Non-controlling interests	280,148	272,278
Total equity	1,278,653	1,225,066
Total liabilities and equity	$6,355,739	$6,465,426
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net income	$52,448	$26,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	68,230	67,802
Amortization of customer incentives	7,177	3,872
Amortization and write-off of debt issuance costs	1,591	3,606
Share-based compensation expense	8,352	11,623
Excess tax benefit from share-based compensation	(6,940)	(11,594)
Tax receivable agreements non-cash items	5,652	7,009
Change in operating assets and liabilities:
Accounts receivable and related party receivable	(30,196)	40,577
Net settlement assets and obligations	(62,257)	(24,443)
Customer incentives	(15,602)	(5,651)
Prepaid and other assets	(9,675)	(4,644)
Accounts payable and accrued expenses	6,163	(17,569)
Payable to related party	520	649
Other liabilities	3,820	3,608
Net cash provided by operating activities	29,283	101,841
Investing Activities:
Purchases of property and equipment	(27,883)	(15,669)
Acquisition of customer portfolios and related assets and other	(76)	(1,425)
Purchase of derivative instruments	(21,523)	—
Net cash used in investing activities	(49,482)	(17,094)
Financing Activities:
Borrowings on revolving credit facility	765,000	—
Repayment of revolving credit facility	(765,000)	—
Repayment of debt and capital lease obligations	(41,767)	(230,823)
Proceeds from exercise of Class A common stock options	3,795	6,030
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(5,605)	(15,618)
Payments under tax receivable agreements	(53,474)	(22,805)
Excess tax benefit from share-based compensation	6,940	11,594
Distributions to non-controlling interests	(4,220)	(2,528)
Other	(12)	—
Decrease in cash overdraft	—	(2,627)
Net cash used in financing activities	(94,343)	(256,777)
Net decrease in cash and cash equivalents	(114,542)	(172,030)
Cash and cash equivalents—Beginning of period	197,096	411,568
Cash and cash equivalents—End of period	$82,554	$239,538
Cash Payments:
Interest	$25,931	$24,548
Taxes	13,170	4,561
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2016	$1,225,066	155,488	$1	35,043	$—	2,593	$(67,458)	$553,145	$476,304	$(9,204)	$272,278
Net income	52,448	—	—	—	—	—	—	—	39,738	—	12,710
Issuance of Class A common stock under employee stock plans, net of forfeitures	3,795	954	—	—	—	—	—	3,795	—	—	—
Tax benefit from employee share-based compensation	6,940	—	—	—	—	—	—	6,940	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(5,605)	(106)	—	—	—	106	(5,605)	—	—	—	—
Unrealized loss on hedging activities and other, net of tax	(8,111)	—	—	—	—	—	—	—	—	(5,960)	(2,151)
Distribution to non-controlling interests	(4,220)	—	—	—	—	—	—	—	—	—	(4,220)
Share-based compensation	8,352	—	—	—	—	—	—	6,821	—	—	1,531
Other	(12)	—	—	—	—	—	—	(12)	—	—	—
Ending Balance, March 31, 2016	$1,278,653	156,336	$1	35,043	$—	2,699	$(73,063)	$570,689	$516,042	$(15,164)	$280,148

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2015	$1,300,586	145,455	$1	43,043	$—	2,174	$(50,931)	$629,353	$328,358	$(3,768)	$397,573
Net income	26,996	—	—	—	—	—	—	—	18,989	—	8,007
Issuance of Class A common stock under employee stock plans, net of forfeitures	6,030	895	—	—	—	—	—	6,030	—	—	—
Tax benefit from employee share-based compensation	11,594	—	—	—	—	—	—	11,594	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(15,618)	(395)	—	—	—	395	(15,618)	—	—	—	—
Unrealized loss on hedging activities and other, net of tax	(7,370)	—	—	—	—	—	—	—	—	(4,995)	(2,375)
Distribution to non-controlling interests	(2,528)	—	—	—	—	—	—	—	—	—	(2,528)
Share-based compensation	11,623	—	—	—	—	—	—	8,975	—	—	2,648
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	2,732	—	—	(2,732)
Ending Balance, March 31, 2015	$1,331,313	145,955	$1	43,043	$—	2,569	$(66,549)	$658,684	$347,347	$(8,763)	$400,593

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

The Company provides electronic payment processing services to merchants and financial institutions throughout the United States of America. The Company markets its services through diverse distribution channels, including national, regional and mid-market sales teams, third-party reseller clients and a telesales operation. The Company also has relationships with a broad range of referral partners that include merchant banks, independent software vendors (“ISVs”), value-added resellers (“VARs”), payment facilitators, independent sales organizations (“ISOs”) and trade associations, as well as arrangements with core processors.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include those of Vantiv, Inc. and all subsidiaries thereof, including its majority-owned subsidiary, Vantiv Holding, LLC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in connection with the Company's 2015 audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated.

As of March 31, 2016, Vantiv, Inc. and Fifth Third Bank (“Fifth Third”) owned interests in Vantiv Holding of 81.69% and 18.31%, respectively (see Note 5 - Controlling and Non-controlling Interests for changes in non-controlling interests).

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests primarily represent Fifth Third’s minority share of net income or loss of and equity in Vantiv Holding. Net income attributable to non-controlling interests does not include expenses incurred directly by Vantiv, Inc., including income tax expense attributable to Vantiv, Inc. All of the Company’s non-controlling interests are presented after Vantiv Holding income tax expense in the accompanying consolidated statements of income as “Net income

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

attributable to non-controlling interests.” Non-controlling interests are presented as a component of equity in the accompanying consolidated statements of financial position.

Share Repurchase Program

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. We have approximately $75 million of share repurchase authority remaining as of March 31, 2016 under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

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

Financial Institution Services

The Company’s Financial Institution Services segment revenue is primarily derived from debit, credit and ATM card transaction processing, ATM driving and support, and PIN debit processing services. Financial Institution Services revenue associated with processing transactions includes per transaction and account related fees, card production fees and fees generated from the Company’s Jeanie network. Financial Institution Services revenue related to card transaction processing is recognized when consumers use their client-issued cards to make purchases. Financial Institution Services also generates revenue through other services, including statement production, collections and inbound/outbound call centers for credit transactions and other services such as credit card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services. Financial Institution Services revenue is recognized as services are performed.

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

•
Non-operating expense during the three months ended March 31, 2016 primarily relates to the change in fair value of a tax receivable agreement (“TRA”) (see Note 7 - Fair Value Measurements). Non-operating expense during the three months ended March 31, 2015 primarily consists of the change in fair value of a tax receivable agreement (see Note 7 - Fair Value Measurements) and the write-off of deferred financing fees and original issue discount (“OID”) associated with an early principal payment on the term B loan in January 2015 (see Note 3 - Long-Term Debt).

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards and performance awards is measured based on the market price of the Company’s stock on the grant date. For the three months ended March 31, 2016 and 2015 total share-based compensation expense was $8.4 million and $11.6 million, respectively.

In 2016 the Company began offering an Employee Stock Purchase Plan (“ESPP”). The ESPP has 2.5 million shares of common stock reserved for issuance. Full-time and benefits-eligible part-time employees who have completed at least one year of service are eligible to participate. Temporary, seasonal and employees subject to Section 16 reporting are excluded. Shares may be purchased at 85% of the market value at the end of the offering period through accumulation of payroll deductions. The ESPP provides for six month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. The expense related to the ESPP’s 15% discount is included in total share based compensation expense above.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Vantiv, Inc. by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Vantiv, Inc., adjusted as necessary for the impact of potentially dilutive securities, by the weighted-average shares outstanding during the period and the impact of securities that would have a dilutive effect on earnings per share. See Note 8 - Net Income Per Share for further discussion.

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding, which are subject to certain Fifth Third consent rights in the Amended and Restated Vantiv Holding Limited Liability Company Agreement. These consent rights require the approval of Fifth Third for certain significant matters, including the payment of all distributions by Vantiv Holding other than certain permitted distributions, which relate primarily to the payment of tax distributions and tax-related obligations. The amounts available to Vantiv, Inc. to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company's consolidated net assets are held at the subsidiary level and are restricted as of March 31, 2016.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of March 31, 2016 and December 31, 2015, the Company had recorded no valuation allowances against deferred tax assets.

The Company's consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company's effective tax rates were 31.2% for the three months ended March 31, 2016 and 2015. The effective tax rate for each period reflects the impact of the Company's non-controlling interests.

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

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of March 31, 2016 and December 31, 2015, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 8 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of March 31, 2016 and December 31, 2015 was $258.7 million and $240.3 million, respectively.

The Company capitalizes certain costs related to computer software developed for internal use and amortizes such costs on a straight-line basis over an estimated useful life of 5 to 8 years. Research and development costs incurred prior to establishing technological feasibility are charged to operations as such costs are incurred. Once technological feasibility has been established, costs are capitalized until the software is placed in service.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2015 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of March 31, 2016.

Intangible assets consist of acquired customer relationships, trade names and customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of March 31, 2016, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

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

Derivatives

The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging. This guidance establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the statement of financial position at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in accumulated other comprehensive income (loss) (“AOCI”) and will be recognized in the statement of income when the hedged item affects earnings. The Company does not enter into derivative financial instruments for speculative purposes.

Tax Receivable Agreements

As of March 31, 2016, the Company is party to several TRAs in which the Company agrees to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by the Company as a result of certain tax deductions. Payments under the TRAs will be based on the tax reporting positions of the Company and are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. The cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed below. The Company will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. The Company has entered into the following three TRAs:

•
TRAs with investors prior to the Company’s initial public offering (“IPO”) for its use of net operating losses (“NOLs”) and other tax attributes existing at the IPO date, all of which is currently held by Fifth Third.

•
A TRA with Fifth Third in which the Company realizes tax deductions as a result of the increases in tax basis from the purchase of Vantiv Holding units or from the exchange of Vantiv Holding units for cash or shares of Class A common stock, as well as the tax benefits attributable to payments made under such TRAs.

•
A TRA with Mercury Payment Systems, LLC (“Mercury”) shareholders as part of the acquisition of Mercury as a result of the increase in tax basis of the assets of Mercury resulting from the acquisition and the use of the net operating losses and other tax attributes of Mercury that were acquired as part of the acquisition.

Obligations recorded pursuant to the TRAs are based on estimates of future taxable income and future tax rates. On an annual basis, the Company evaluates the assumptions underlying the TRA obligations.

During 2015, the Company entered into a Repurchase Addendum to Tax Receivable Agreement (the “TRA Addendum”) with each of the pre-acquisition owners of Mercury ("Mercury TRA Holders"). The Mercury TRA Addendum contains the following provisions to acquire a significant portion of the Mercury TRA:

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes (see Note 7 - Fair Value Measurements).

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred. The Company made payments under the TRA obligations of approximately $53.5 million and $22.8 million in January 2016 and January 2015, respectively. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of the adoption of this update on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU amends the existing guidance by recognizing all leases, including operating leases, with a term longer than 12 months on the balance sheet and disclosing key information about the lease arrangements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The update requires modified retrospective transition, which requires application of the ASU at the beginning of the earliest comparative period presented in the year of adoption. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The update simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The update is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. The guidance may be adopted prospectively or retrospectively and early adoption is permitted. As of December 31, 2015, the Company elected to early adopt this ASU on a prospective basis and therefore, prior years were not retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard was clarified in August 2015 with the issuance of ASU 2015-15. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Amortization of the costs will continue to be reported as interest expense. These updates require retrospective application and represent a change in accounting principle. The change in accounting principle, resulting from the Company's adoption of this ASU in December 2015, has been implemented and the results are not material to the Company's consolidated statement of financial position.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2014, the FASB issued ASU 2014-09, "Revenue From Contracts With Customers." The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating which transition approach to use and assessing the impact of the adoption of this principle on the Company’s consolidated financial statements.

2. INTANGIBLE ASSETS

As of March 31, 2016 and December 31, 2015, the Company’s finite lived intangible assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Customer relationship intangible assets	$1,596,581	$1,596,581
Trade name	21,733	21,733
Customer portfolios and related assets	129,665	129,734
Patents	511	366
	1,748,490	1,748,414
Less accumulated amortization on:
Customer relationship intangible assets	862,000	821,580
Trade name	16,693	14,350
Customer portfolios and related assets	56,575	49,418
	935,268	885,348
	$813,222	$863,066

Amortization expense on intangible assets for the three months ended March 31, 2016 and 2015 was $49.9 million and $49.2 million, respectively.

The estimated amortization expense of intangible assets for the remainder of 2016 and the next five years is as follows (in thousands):

Nine months ending December 31, 2016	$142,335
2017	171,361
2018	161,922
2019	153,530
2020	81,470
2021	36,595

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. LONG-TERM DEBT

As of March 31, 2016 and December 31, 2015, the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Term A loan, maturing on June 13, 2019(1)	$1,870,625	$1,896,250
Term B loan, maturing on June 13, 2021(2)	1,165,000	1,179,000
Leasehold mortgage, expiring on August 10, 2021(3)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(106,001)	(116,501)
Less: Original issue discount	(5,711)	(6,024)
Less: Debt issuance costs	(17,940)	(19,218)
Note payable and note payable to related party	$2,916,104	$2,943,638

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 2.40% at March 31, 2016) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (September 2014 through June 2017), 1.875% per quarter during the next four quarters (September 2017 through June 2018) and 2.50% during the next three quarters (September 2018 through March 2019) with a balloon payment due at maturity.

(2)
Interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (300 basis points) (total rate of 3.75% at March 31, 2016) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(3)	Interest payable monthly at a fixed rate of 6.22%.

As of March 31, 2016, in addition to the term A loan and term B loan listed in the table above, the Company has access to a $425 million revolving credit facility under our existing amended and restated loan agreement ("Amended Loan Agreement") entered into in June 2014. The revolving credit facility matures in June 2019 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year. During the three months ended March 31, 2016 the Company periodically borrowed under its revolving credit facility and repaid the amounts prior to quarter end. There were no outstanding borrowings on the revolving credit facility at March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, Fifth Third held $188.9 million and $191.5 million, respectively, of the term A loans, which were presented as note payable to related party on the Company’s consolidated statements of financial position.

On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan. The Company expensed approximately $1.8 million in non-operating expenses related to the write-off of deferred financing fees and OID in connection with the early principal payment.

Guarantees and Security

The Company’s debt obligations at March 31, 2016 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $10 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At March 31, 2016, the Company was in compliance with these financial covenants.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of December 31, 2015, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. In addition to the interest rate swaps, during March 2016, the Company entered into interest rate cap agreements, in exchange for an upfront premium of $21.5 million, that cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract. As of March 31, 2016 the interest rate agreements had a fair value of $16.9 million, classified within other current and non-current assets on the Company’s consolidated statements of financial position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes.

Accounting for Derivative Instruments

The Company recognizes derivatives in other current and non-current assets or liabilities in the accompanying consolidated statements of financial position at their fair values. Refer to Note 7 - Fair Value Measurements for a detailed discussion of the fair value of its derivatives. The Company designates its interest rate contracts as cash flow hedges of forecasted interest rate payments related to its variable-rate debt.

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

The Company’s interest rate contracts qualify for hedge accounting under ASC 815, Derivatives and Hedging. Therefore, the effective portion of changes in fair value were recorded in AOCI and will be reclassified into earnings in the same period during which the hedged transactions affected earnings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses a combination of interest rate swaps and caps as part of its interest rate risk management strategy. As of March 31, 2016, the Company had a total of 14 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 14 outstanding interest rate swaps, 8 of them cover an exposure period from June 2015 through June 2017 and have a combined notional balance of $1.2 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 5 of the 14 outstanding interest rate swaps with notional balances ranging from $293.8 million to $250.0 million. Additionally, as of March 31, 2016, the Company had a total of 6 interest rate cap agreements with a combined notional balance of $1.0 billion, cap strike rate of 0.75%, covering an exposure period from January 2017 to January 2020.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	March 31, 2016	December 31, 2015
Interest rate contracts	Other current assets	$212	$—
Interest rate contracts	Other long-term assets	16,647	—
Interest rate contracts	Other current liabilities	12,965	9,343
Interest rate contracts	Other long-term liabilities	13,319	9,885

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of March 31, 2016, the Company estimates that $14.5 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Derivatives in cash flow hedging relationships:
Amount of loss recognized in OCI (effective portion) (1)	$(14,094)	$(11,435)
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	(2,376)	(1,041)
Amount of loss recognized in earnings (2)	—	(1)

(1)	“OCI” represents other comprehensive income.

(2)	Amount represents hedge ineffectiveness and is recorded as a component of interest expense-net in the accompanying consolidated statement of income.

Credit Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $27.4 million. As of March 31, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $27.4 million.

5. CONTROLLING AND NON-CONTROLLING INTERESTS

The Company has various non-controlling interests that are accounted for in accordance with ASC 810, Consolidation (“ASC 810”). As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Vantiv, Inc. owns a controlling interest in Vantiv Holding, and therefore consolidates the financial results of Vantiv Holding and its subsidiaries and records non-controlling interest for the economic interests in Vantiv Holding held by Fifth Third. The Exchange Agreement entered into prior to the IPO provides for a 1 to 1 ratio between the units of Vantiv Holding and the common stock of Vantiv, Inc.

In May 2014, the Company entered into a joint venture with a bank partner which provides customers a comprehensive suite of payment solutions. Vantiv Holding owns 51% and the bank partner owns 49% of the joint venture. The joint venture is consolidated by the Company in accordance with ASC 810, with the associated non-controlling interest included in “Net income attributable to non-controlling interests” in the consolidated statements of income.

As of March 31, 2016, Vantiv, Inc.’s interest in Vantiv Holding was 81.69%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2015	155,488,326	35,042,826	190,531,152
% of ownership	81.61%	18.39%
Equity plan activity (1)	847,527	—	847,527
As of March 31, 2016	156,335,853	35,042,826	191,378,679
% of ownership	81.69%	18.31%

(1)
Includes stock issued under the equity plans net of Class A common stock withheld to satisfy employee tax withholding obligations upon vesting and forfeitures of restricted Class A common stock awards.

As a result of the changes in ownership interests in Vantiv Holding, an adjustment of $2.7 million was recognized during the three months ended March 31, 2015 in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on changes in the proportionate ownership interests in Vantiv Holding during the period.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$52,448	$26,996
Items not allocable to non-controlling interests:
Vantiv, Inc. expenses (1)	13,138	7,810
Vantiv Holding net income	$65,586	$34,806
Net income attributable to non-controlling interests of Fifth Third (2)	$11,874	$7,903
Net income attributable to joint venture non-controlling interest (3)	836	104
Total net income attributable to non-controlling interests	$12,710	$8,007

(1)       Primarily represents income tax expense related to Vantiv, Inc.
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

At March 31, 2016, Fifth Third holds the rights, under a warrant, to purchase 7.8 million Class C Non-Voting Units of Vantiv Holding at an exercise price of $15.98 per unit. The warrant is currently exercisable, in whole or in part, and from time to time. The warrant expires upon the earliest to occur of June 30, 2029 or a change of control where the price paid per unit in such change of control minus the exercise price of the warrant is less than zero. The warrant is recorded as a component of the non-controlling interest on the accompanying statements of financial position.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$16,859	$—	$—	$—	$—
Liabilities:
Interest rate contracts	$—	$26,284	$—	$—	$19,228	$—
Mercury TRA	—	—	174,618	—	—	191,207

Interest Rate Contracts

The Company uses interest rate contracts to manage interest rate risk. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value of the interest rate caps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected future cash flows of each interest rate cap. This analysis reflects the contractual terms of the interest rate caps, including the period to maturity, and uses observable market inputs including interest rate curves and implied volatilities. In addition, to comply with the provisions of ASC 820, Fair Value Measurements, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its interest rate contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 4 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable inputs used in the fair value measurement of the Mercury TRA are the discount rate, projections of taxable income and effective tax rates. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The Company recorded non-operating expenses of $5.7 million and $7.0 million related to the change in fair value during the three months ended March 31, 2016 and 2015, respectively.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes carrying amounts and estimated fair values for the Company’s liabilities that are not reported at fair value in our consolidated statements of financial position as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$3,022,105	$3,036,095	$3,060,139	$3,064,989

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

8.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income attributable to Vantiv, Inc. by the weighted-average shares of Class A common stock outstanding during the period.

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third’s non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding (“Class B units”), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an “if-converted” basis. Due to the Company’s structure as a C corporation and Vantiv Holding’s structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company’s income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. The adjusted effective tax rate used in the calculation was 36.0% for the three months ended March 31, 2016 and 2015. As of March 31, 2016 and 2015, there were approximately 35.0 million and 43.0 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, potentially dilutive securities during the three months ended March 31, 2016 and 2015 included restricted stock awards, restricted stock units, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options, performance share awards and ESPP purchase rights, all calculated based on the treasury stock method.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended March 31,
	2016	2015
Basic:
Net income attributable to Vantiv, Inc.	$39,738	$18,989
Shares used in computing basic net income per share:
Weighted-average Class A common shares	155,397,360	144,530,704
Basic net income per share	$0.26	$0.13
Diluted:
Consolidated income before applicable income taxes	$76,274	$39,249
Income tax expense excluding impact of non-controlling interest	27,459	14,130
Net income attributable to Vantiv, Inc.	$48,815	$25,119
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	155,397,360	144,530,704
Weighted-average Class B units of Vantiv Holding	35,042,826	43,042,826
Warrant	5,247,189	11,377,450
Restricted stock awards and units	528,217	1,206,484
Stock options	562,235	557,674
Diluted weighted-average shares outstanding	196,777,827	200,715,138
Diluted net income per share	$0.25	$0.13

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the three months ended March 31, 2016, and 2015 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three Months ended March 31, 2016
Net change in fair value recorded in accumulated OCI	$(14,336)	$(14,094)	$4,338	$(9,756)	$2,586	$(7,170)	$(21,506)
Net realized loss reclassified into earnings (a)	5,132	2,376	(731)	1,645	(435)	1,210	6,342
Net change	$(9,204)	$(11,718)	$3,607	$(8,111)	$2,151	$(5,960)	$(15,164)

Three Months Ended March 31, 2015
Net change in fair value recorded in accumulated OCI	$(5,288)	$(11,435)	$3,329	$(8,106)	$2,612	$(5,494)	$(10,782)
Net realized loss reclassified into earnings (a)	1,732	1,041	(305)	736	(237)	499	2,231
Other	(212)	—	—	—	—	—	(212)
Net change	$(3,768)	$(10,394)	$3,024	$(7,370)	$2,375	$(4,995)	$(8,763)
(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(1)  The three months ended March 31, 2016 and 2015 reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

10. SEGMENT INFORMATION

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

	Three Months Ended March 31, 2016
	Merchant Services	Financial Institution Services	Total
Total revenue	$694,580	$124,043	$818,623
Network fees and other costs	353,334	34,079	387,413
Sales and marketing	129,336	6,302	135,638
Segment profit	$211,910	$83,662	$295,572

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$586,712	$118,899	$705,611
Network fees and other costs	296,030	35,116	331,146
Sales and marketing	110,175	5,880	116,055
Segment profit	$180,507	$77,903	$258,410

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Total segment profit	$295,572	$258,410
Less: Other operating costs	(73,703)	(68,739)
Less: General and administrative	(43,984)	(47,843)
Less: Depreciation and amortization	(68,230)	(67,802)
Less: Interest expense—net	(27,729)	(26,011)
Less: Non-operating income (expense)	(5,652)	(8,766)
Income before applicable income taxes	$76,274	$39,249

* * * * *

Vantiv, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management's discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Vantiv, Inc. ("Vantiv", "we", "us", "our", or the "company" refer to Vantiv, Inc. and its consolidated subsidiaries) and outlines the factors that affected recent results, as well as factors that may affect future results. Our actual results in the future may differ materially from those anticipated in these forward looking statements as a result of many factors, including those set forth under "Risk Factors," "Forward Looking Statements" and elsewhere in this report, as well as in our 10-K filed with the SEC on February 10, 2016. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as management's discussion and analysis and consolidated financial statements for the year ended December 31, 2015 included in our most recent Annual Report on Form 10-K.

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

Executive Overview

Revenue for the three months ended March 31, 2016 increased 16% to $818.6 million from $705.6 million in 2015.

Income from operations for the three months ended March 31, 2016 increased to $109.7 million from $74.0 million in 2015.

Net income for the three months ended March 31, 2016 increased to $52.4 million from $27.0 million in 2015. Net income attributable to Vantiv, Inc. for the three months ended March 31, 2016 increased to $39.7 million from $19.0 million in 2015. See the “Results of Operations” section of this Management’s Discussion and Analysis for a discussion of our financial results.

Our Segments, Revenue and Expenses

Segments

We report our results of operations in two segments, Merchant Services and Financial Institution Services. We evaluate segment performance based upon segment profit, which is defined as net revenue, which represents total revenue less network fees and other costs, less sales and marketing expense attributable to that segment.

Merchant Services

We have a broad and diversified merchant client base. Our merchant client base includes approximately 800,000 merchant locations across the United States. Our merchant client base has low client concentration and is heavily weighted in non-discretionary everyday spend categories, such as grocery and pharmacy, and includes large national retailers. We provide a comprehensive suite of payment processing services to our merchant services clients. We authorize, clear, settle and provide reporting for electronic payment transactions, as further discussed below.

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

We distribute our services to financial institutions by utilizing direct sales forces as well as a diverse group of referral partner relationships. These sales channels utilize multiple strategies and leverage relationships with core processors that sell our solutions to small and mid-sized financial institutions. We offer certain of our services on a white-label basis which enables them to be marketed under our client's brand. We select resellers that enhance our distribution and augment our services with complementary offerings. Our relationships with core processors are necessary for developing the processing environments required by our financial institution clients. Many of our core processing relationships are non-contractual and continue for so long as an interface between us and the core processor is needed to accommodate one or more common financial institution customers.

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

•
Non-operating income (expense) during the three months ended March 31, 2016 primarily relates to the change in the fair value of the tax receivable agreement (“TRA”) entered into as part of the acquisition of Mercury Payment Systems, LLC (“Mercury”). Non-operating expenses during the three months ended March 31, 2015 primarily relates to the change in fair value of the Mercury TRA and the write-off of deferred financing fees and original issue discount (“OID”) associated with a $200 million early principal payment on the term B loan in January 2015.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest related to a joint venture with a bank partner. Net income attributable to non-controlling interests for the three months ended March 31, 2016 and 2015 was $12.7 million and $8.0 million, respectively.

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

Non-operating Income (Expense)

Non-operating income (expense) for the three months ended March 31, 2016 primarily relates to the change in fair value of the Mercury TRA. The three months ended March 31, 2015 primarily relates to the change in fair value of the Mercury TRA and the write-off of deferred financing fees and OID associated with a $200 million early principal payment on the term B loan in January 2015.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third’s non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate was 36.0% for the three months ended March 31, 2016 and 2015.

Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from certain tax attributes, primarily the amortization of tax intangible assets resulting from or acquired with our acquisitions, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under TRAs established at the time of our initial public offering (“IPO”) and in connection with our acquisition of Mercury. The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

The following table provides a schedule of the tax adjustments discussed above which are reflected in the pro forma adjusted net income table below:

	Three Months Ended March 31,
	2016	2015
Fifth Third Tax Benefit (a)	$11,932	$9,992
Mercury Tax Benefit (b)	4,665	8,607
Total Tax Benefits	16,597	18,599
Less: TRA payments (c)	(14,107)	(15,809)
TRA Tax Benefits (d)	2,490	2,790
Acquired Tax Benefits (e)	15,580	8,902
Pro Forma Tax Benefits (f)	$18,070	$11,692
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

The table below provides a reconciliation of GAAP income before applicable income taxes to pro forma adjusted net income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Income before applicable income taxes	$76,274	$39,249
Non-GAAP Adjustments:
Transition, acquisition and integration costs	7,163	14,674
Share-based compensation	8,352	11,623
Intangible amortization	47,665	47,225
Non-operating (income) expense	5,652	8,766
Non-GAAP Adjusted Income Before Applicable Taxes	145,106	121,537
Pro Forma Adjustments:
Income tax expense adjustment	(52,238)	(43,753)
Tax adjustments	18,070	11,692
Less: JV non-controlling interest	(535)	(68)
Pro Forma Adjusted Net Income	$110,403	$89,408

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$818,623	$705,611	$113,012	16%
Network fees and other costs	387,413	331,146	56,267	17
Net revenue	431,210	374,465	56,745	15
Sales and marketing	135,638	116,055	19,583	17
Other operating costs	73,703	68,739	4,964	7
General and administrative	43,984	47,843	(3,859)	(8)
Depreciation and amortization	68,230	67,802	428	1
Income from operations	$109,655	$74,026	$35,629	48%
Non-financial data:
Transactions (in millions)	5,820	5,363		9%

As a Percentage of Net Revenue	Three Months Ended March 31,
	2016	2015
Net revenue	100.0%	100.0%
Sales and marketing	31.5	31.0
Other operating costs	17.1	18.3
General and administrative	10.2	12.8
Depreciation and amortization	15.8	18.1
Income from operations	25.4%	19.8%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

Revenue increased 16% to $818.6 million for the three months ended March 31, 2016 from $705.6 million for the three months ended March 31, 2015. The increase was due primarily to transaction growth of 9%. Additionally, growth in our Merchant Services segment as a result of our continued penetration of small and mid-sized merchants and growth in our Financial Institutions segment from value-added services including the impact of EMV card reissuance and fraud related services as well as the benefit of an extra day given Leap Year and the timing of the Easter holiday contributed to higher revenue.

Network Fees and Other Costs

Network fees and other costs increased 17% to $387.4 million for the three months ended March 31, 2016 from $331.1 million for the three months ended March 31, 2015. The increase was due primarily to a combination of transaction growth of 9% and increased pass through expenses.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 15% to $431.2 million for the three months ended March 31, 2016 from $374.5 million for the three months ended March 31, 2015 due to the factors discussed above.

Sales and Marketing

Sales and marketing expense increased 17% to $135.6 million for the three months ended March 31, 2016 from $116.1 million for the three months ended March 31, 2015. The increase was primarily attributable to higher residual payments to referral partners in connection with increased revenue and higher sales and marketing personnel and related costs.

Other Operating Costs

Other operating costs increased 7% to $73.7 million for the three months ended March 31, 2016 from $68.7 million for the three months ended March 31, 2015. An increase in information technology and operation costs, in support of our revenue growth, more than offset a $3.8 million decrease in transition, acquisition and integration costs.

General and Administrative

General and administrative expenses decreased 8% to $44.0 million for the three months ended March 31, 2016 from $47.8 million for the three months ended March 31, 2015. Continued investment in our infrastructure was more than offset by a $3.7 million decrease in transition, acquisition and integration costs and a $3.3 million decrease in share-based compensation costs.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software decreased 1% to $18.3 million for the three months ended March 31, 2016 from $18.6 million for the three months ended March 31, 2015.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased 1% to $49.9 million for the three months ended March 31, 2016 from $49.2 million for the three months ended March 31, 2015.

Income from Operations

Income from operations increased 48% to $109.7 million for the three months ended March 31, 2016 from $74.0 million for the three months ended March 31, 2015.

Interest Expense—Net

Interest expense—net increased to $27.7 million for the three months ended March 31, 2016 from $26.0 million for the three months ended March 31, 2015. The increase in interest expense—net is primarily attributable to our interest rate swaps.

Non-Operating Income (Expense)

Non-operating expenses were $5.7 million for the three months ended March 31, 2016, primarily relating to the change in fair value of the TRA entered into as part of the acquisition of Mercury. Non-operating expense was $8.8 million for the three months ended March 31, 2015, which consisted of the change in fair value of the Mercury TRA and the write-off of deferred financing fees and original issue discount, or OID, associated with a $200 million early principal payment on the term B loan in January 2015.

Income Tax Expense

Income tax expense for the three months ended March 31, 2016 was $23.8 million compared to $12.3 million for the three months ended March 31, 2015, reflecting effective rates of 31.2% in each period.  Our effective rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rates. As our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.0%.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three months ended March 31, 2016 and 2015.

Merchant Services

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$694,580	$586,712	$107,868	18%
Network fees and other costs	353,334	296,030	57,304	19
Net revenue	341,246	290,682	50,564	17
Sales and marketing	129,336	110,175	19,161	17
Segment profit	$211,910	$180,507	$31,403	17%
Non-financial data:
Transactions (in millions)	4,847	4,407		10%

Net Revenue

Net revenue in this segment increased 17% to $341.2 million for the three months ended March 31, 2016 from $290.7 million for the three months ended March 31, 2015. The increase during the three months ended March 31, 2016 was due primarily to transaction growth of 10% and a 7% increase in net revenue per transaction associated with our continued penetration of small and mid-sized merchants as well as the benefit of an extra day given Leap Year and the timing of the Easter holiday.

Sales and Marketing

Sales and marketing expense increased 17% to $129.3 million for the three months ended March 31, 2016 from $110.2 million for the three months ended March 31, 2015. The increase was primarily attributable to higher residual payments to referral partners in connection with increased revenue and higher sales and marketing personnel and related costs.

Financial Institution Services

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$124,043	$118,899	$5,144	4%
Network fees and other costs	34,079	35,116	(1,037)	(3)
Net revenue	89,964	83,783	6,181	7
Sales and marketing	6,302	5,880	422	7
Segment profit	$83,662	$77,903	$5,759	7%
Non-financial data:
Transactions (in millions)	973	956		2%

Net Revenue

Net revenue in this segment increased 7% to $90.0 million for the three months ended March 31, 2016 from $83.8 million for the three months ended March 31, 2015. The increase during the three months ended March 31, 2016 was due to a 2% increase in transactions and a 6% increase in net revenue per transaction primarily due to value-added services including the impact of EMV card reissuance and fraud related services as well as the benefit of an extra day given Leap Year and the timing of the Easter holiday.

Sales and Marketing

     Sales and marketing expense increased $0.4 million to $6.3 million for the three months ended March 31, 2016 from $5.9 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. Payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes. Excluding the call and put structure in the Mercury TRA Addendum discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the Notes to the Unaudited Consolidated Financial Statements, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus resulting in the TRA having a minimal effect on our liquidity and capital resources. As of March 31, 2016, our principal sources of liquidity consisted of $82.6 million of cash and cash equivalents and $425 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.0 billion as of March 31, 2016.

We have approximately $75 million of share repurchase authority remaining as of March 31, 2016 under a program authorized by the board of directors on February 12, 2014 to repurchase up to an additional $300 million of our Class A common stock.

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

 We anticipate that to the extent that we require additional liquidity, it will be funded through the incurrence of other indebtedness, equity financings or a combination thereof. We cannot assure that we will be able to obtain this additional liquidity on reasonable terms, or at all. Additionally, our liquidity and our ability to meet our obligations and fund our capital requirements are also dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. Accordingly, we cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2016, and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$29,283	$101,841
Net cash used in investing activities	(49,482)	(17,094)
Net cash used in financing activities	(94,343)	(256,777)

Cash Flow from Operating Activities

Net cash provided by operating activities was $29.3 million for the three months ended March 31, 2016 as compared to $101.8 million for the three months ended March 31, 2015.  The decrease is due primarily to unfavorable changes in accounts receivable and net settlement assets and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $49.5 million for the three months ended March 31, 2016 as compared to $17.1 million for the three months ended March 31, 2015. The increase was primarily due to an increase in capital expenditures and the premium paid to enter into the interest rate caps.

Cash Flow from Financing Activities

Net cash used in financing activities was $94.3 million for the three months ended March 31, 2016 as compared to $256.8 million for the three months ended March 31, 2015. Cash used in financing activities for the three months ended March 31, 2016 consisted primarily of the repayment of debt and capital leases and payments under the tax receivable agreements. Cash used in financing activities for the three months ended March 31, 2015 consisted primarily of the repayment of debt and capital leases, including the early principal payment of $200 million on the term B loan in January 2015, payments under the tax receivable agreements and distributions to non-controlling interests.

Credit Facilities

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement (“Amended Loan Agreement”). The Amended Loan Agreement requires us to maintain a leverage ratio no greater than established thresholds (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
September 30, 2014 to March 31, 2015	6.50 to 1.00	4.00 to 1.00
June 30, 2015 to September 30, 2016	6.25 to 1.00	4.00 to 1.00
December 31, 2016 to September 30, 2017	5.50 to 1.00	4.00 to 1.00
December 31, 2017 to September 30, 2018	4.75 to 1.00	4.00 to 1.00
December 31, 2018 and thereafter	4.25 to 1.00	4.00 to 1.00

As of March 31, 2016, we were in compliance with these covenants with a leverage ratio of 3.70 to 1.00 and an interest coverage ratio of 8.35 to 1.00.

Interest Rate Swaps and Caps

As of March 31, 2016, we have a total of 14 outstanding interest rate swaps and 6 interest rate cap agreements that were designated as cash flow hedges of interest rate risk. See Note 4 - Derivatives and Hedging Activities in the Notes to Unaudited Consolidated Financial Statements for more information about the interest rate swaps and caps.

Tax Receivable Agreements

As of March 31, 2016, we are party to several TRAs in which we agree to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions. Payments under the TRAs will be based on our tax reporting positions and are only required to the extent we realize cash savings as a result of the underlying tax attributes. The cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no deductions related to the tax attributes discussed below. We will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. We have entered into the following three TRAs:

•
TRAs with investors prior to our initial public offering (“IPO”) for its use of net operating losses (“NOLs”) and other tax attributes existing at the IPO date, all of which is currently held by Fifth Third.

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

Obligations recorded pursuant to the TRAs are based on estimates of future taxable income and future tax rates. On an annual basis, we evaluate the assumptions underlying the TRA obligations.

During 2015, we entered into a Repurchase Addendum to Tax Receivable Agreement (the “TRA Addendum”) with each of the pre-acquisition owners of Mercury ("Mercury TRA Holders"). The Mercury TRA Addendum contains the following provisions to acquire a significant portion of the Mercury TRA:

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

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes (see Note 7 - Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements).

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred. We made payments under the TRA obligations of approximately $53.5 million and $22.8 million in January 2016 and January 2015, respectively. The term of the

TRAs will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement.

If Fifth Third Bank had exchanged its remaining Class B units of Vantiv Holding, had exercised the remaining warrant and exchanged the Class C units of Vantiv Holding, all for shares of Class A common stock on March 31, 2016, we would have recorded an additional full and undiscounted TRA obligation of approximately $1.1 billion. This estimate is subject to material change based on changes in Fifth Third Bank’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price.

Contractual Obligations

There have been no significant changes to contractual obligations and commitments compared to those disclosed in our Annual Report on Form 10-K as of December 31, 2015 filed with the SEC on February 10, 2016.

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

During the three months ended March 31, 2016, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2015. Our critical accounting policies and estimates are described fully within Management's Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 10, 2016.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates. We hedge a portion of our exposure to interest rate fluctuations through the utilization of interest rate swaps and caps in order to mitigate the risk of this exposure.

As of March 31, 2016 we had a total of 14 outstanding interest rate swaps. Of the 14 outstanding swaps, 8 of them cover an exposure period from June 2015 through June 2017 and have a combined notional balance of $1.2 billion (amortizing to $1.1 billion). The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. As of March 31, 2016, we had $1.4 billion of variable rate debt not subject to a fixed rate swap effective at March 31, 2016. However, we have 6 interest rate cap agreements with a combined $1 billion notional balance and a cap strike rate of 0.75% covering an exposure period from January 2017 to January 2020.

Based on the amount outstanding under our senior secured credit facilities at March 31, 2016, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps effective at March 31, 2016, would cause an increase or decrease in interest expense of $13.6 million on an annual basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of Vantiv. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.  There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2016 to January 31, 2016	184	$47.42	—	$74.6
February 1, 2016 to February 29, 2016	103,404	$51.77	—	$74.6
March 1, 2016 to March 31, 2016	2,185	$53.41	—	$74.6

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

(2)
In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three months ended March 31, 2016, no share repurchases have been transacted under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

Item 5. Other Information
On April 26, 2016, the Board of Directors (the “Board”) of Vantiv, Inc. (the “Company”) appointed Stephanie L. Ferris as the Company’s Chief Financial Officer. In this role, Ms. Ferris will act as the principal financial officer of the Company.

Ms. Ferris will initially report to Mark L. Heimbouch who, effective April 26, 2016, will no longer serve as the Company’s Chief Financial Officer or principal financial officer, but will continue to serve as the Company’s Senior Executive Vice President and Chief Operating Officer. Ms. Ferris will also be a member of our Chief Executive Officer’s Executive Committee.

Prior to her appointment as Chief Financial Officer, Ms. Ferris, age 42, has been serving as the Company’s Deputy Chief Financial Officer since September 2015. Prior to that role, she served as the Company’s General Manager, Merchant Bank and Head of Relationship Management, Financial Institution Services from May 2013 to September 2015 and as Head of Financial Planning and Analysis from January 2010 to May 2013.

Pursuant to a letter confirming the terms of Ms. Ferris’s new position (the “Confirmation Letter”), Ms. Ferris’s annual base salary is $330,000 and her target annual cash bonus opportunity and target long-term equity incentive opportunity are 75% and 200% of base salary, respectively. In addition, Ms. Ferris will now be designated as an Executive Officer Participant under the Company’s Executive Severance Plan.

The foregoing description of the Confirmation Letter does not purport to be complete and is qualified in its entirety by reference to the complete text of the Confirmation Letter, a copy of which is filed as an exhibit to this quarterly report on Form 10-Q.

In connection with Ms. Ferris’s appointment, the Compensation Committee of the Board also approved a one-time long-term equity incentive award to Ms. Ferris with a target grant date fair value of $250,000. The vesting of the entire equity incentive award is contingent upon continued service through the applicable vesting date of April 26, 2019.

There are no family relationships between Ms. Ferris and any director or other executive officer of the Company and she was not selected by the Board to serve as Chief Financial Officer pursuant to any arrangement or understanding with any person. Ms. Ferris has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTIV, INC.

Dated:	April 27, 2016	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	April 27, 2016	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Confirmation Letter, dated April 26, 2016, by and between Vantiv, LLC and Stephanie Ferris
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.