Form 10-Q
period 2016-06-30
Vantiv, Inc.
filed 2016-07-28
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2016, there were 156,480,777 shares of the registrant’s Class A common stock outstanding and 35,042,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2016

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
External customers	$870,158	$765,564	$1,667,729	$1,451,940
Related party revenues	21,059	20,431	42,111	39,666
Total revenue	891,217	785,995	1,709,840	1,491,606
Network fees and other costs	410,736	362,349	798,149	693,495
Sales and marketing	144,844	122,925	280,482	238,980
Other operating costs	73,599	76,551	147,302	145,290
General and administrative	49,120	47,060	93,104	94,903
Depreciation and amortization	65,234	67,659	133,464	135,461
Income from operations	147,684	109,451	257,339	183,477
Interest expense—net	(26,118)	(25,714)	(53,847)	(51,725)
Non-operating expenses	(4,664)	(6,725)	(10,316)	(15,491)
Income before applicable income taxes	116,902	77,012	193,176	116,261
Income tax expense	38,441	24,319	62,267	36,572
Net income	78,461	52,693	130,909	79,689
Less: Net income attributable to non-controlling interests	(19,134)	(16,157)	(31,844)	(24,164)
Net income attributable to Vantiv, Inc.	$59,327	$36,536	$99,065	$55,525
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.38	$0.25	$0.64	$0.38
Diluted	$0.38	$0.24	$0.63	$0.37
Shares used in computing net income per share of Class A common stock:
Basic	155,670,267	145,566,899	155,533,813	145,051,664
Diluted	197,258,209	201,831,467	197,018,018	201,276,166

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$78,461	$52,693	$130,909	$79,689
Other comprehensive loss, net of tax:
Loss on cash flow hedges and other	(5,115)	(330)	(13,226)	(7,700)
Comprehensive income	73,346	52,363	117,683	71,989
Less: Comprehensive income attributable to non-controlling interests	(17,779)	(16,051)	(28,338)	(21,683)
Comprehensive income attributable to Vantiv, Inc.	$55,567	$36,312	$89,345	$50,306

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$202,724	$197,096
Accounts receivable—net	721,703	680,033
Related party receivable	4,208	3,999
Settlement assets	132,304	143,563
Prepaid expenses	32,646	31,147
Other	69,556	61,661
Total current assets	1,163,141	1,117,499
Customer incentives	64,043	57,984
Property, equipment and software—net	338,755	308,009
Intangible assets—net	764,181	863,066
Goodwill	3,366,528	3,366,528
Deferred taxes	715,078	731,622
Other assets	31,602	20,718
Total assets	$6,443,328	$6,465,426
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$379,118	$364,878
Related party payable	3,394	4,698
Settlement obligations	635,161	677,502
Current portion of note payable to related party	10,353	10,353
Current portion of note payable	99,148	106,148
Current portion of tax receivable agreement obligations to related parties	35,659	31,232
Current portion of tax receivable agreement obligations	59,503	64,227
Deferred income	14,395	14,470
Current maturities of capital lease obligations	8,601	7,931
Other	20,104	13,940
Total current liabilities	1,265,436	1,295,379
Long-term liabilities:
Note payable to related party	175,993	181,169
Note payable	2,712,632	2,762,469
Tax receivable agreement obligations to related parties	766,170	801,829
Tax receivable agreement obligations	78,551	126,980
Capital lease obligations	17,536	21,801
Deferred taxes	26,659	15,836
Other	34,721	34,897
Total long-term liabilities	3,812,262	3,944,981
Total liabilities	5,077,698	5,240,360
Commitments and contingencies (See Note 6 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 156,480,777 shares outstanding at June 30, 2016; 155,488,326 shares outstanding at December 31, 2015	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 35,042,826 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	583,046	553,145
Retained earnings	575,369	476,304
Accumulated other comprehensive loss	(18,924)	(9,204)
Treasury stock, at cost; 2,702,744 shares at June 30, 2016 and 2,593,242 shares at December 31, 2015	(73,242)	(67,458)
Total Vantiv, Inc. equity	1,066,250	952,788
Non-controlling interests	299,380	272,278
Total equity	1,365,630	1,225,066
Total liabilities and equity	$6,443,328	$6,465,426
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net income	$130,909	$79,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	133,464	135,461
Amortization of customer incentives	12,581	8,183
Amortization and write-off of debt issuance costs	3,237	5,196
Share-based compensation expense	16,292	16,720
Deferred taxes	32,400	22,705
Excess tax benefit from share-based compensation	(8,067)	(13,753)
Tax receivable agreements non-cash items	10,252	13,733
Other	382	—
Change in operating assets and liabilities:
Accounts receivable and related party receivable	(41,879)	30,348
Net settlement assets and obligations	(31,082)	41,380
Customer incentives	(23,343)	(13,342)
Prepaid and other assets	(1,695)	(2,163)
Accounts payable and accrued expenses	17,867	24,043
Payable to related party	(1,304)	595
Other liabilities	(1,528)	3,582
Net cash provided by operating activities	248,486	352,377
Investing Activities:
Purchases of property and equipment	(62,883)	(42,013)
Acquisition of customer portfolios and related assets and other	(883)	(37,154)
Purchase of derivative instruments	(21,523)	—
Net cash used in investing activities	(85,289)	(79,167)
Financing Activities:
Borrowings on revolving credit facility	855,000	—
Repayment of revolving credit facility	(855,000)	—
Repayment of debt and capital lease obligations	(69,521)	(262,946)
Proceeds from issuance of Class A common stock under employee stock plans	8,538	9,628
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(5,784)	(15,867)
Settlement of certain tax receivable agreements	(41,163)	—
Payments under tax receivable agreements	(53,474)	(22,805)
Excess tax benefit from share-based compensation	8,067	13,753
Distributions to non-controlling interests	(4,220)	(3,132)
Other	(12)	—
Decrease in cash overdraft	—	(2,627)
Net cash used in financing activities	(157,569)	(283,996)
Net increase (decrease) in cash and cash equivalents	5,628	(10,786)
Cash and cash equivalents—Beginning of period	197,096	411,568
Cash and cash equivalents—End of period	$202,724	$400,782
Cash Payments:
Interest	$50,814	$48,502
Taxes	13,443	5,054
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2016	$1,225,066	155,488	$1	35,043	$—	2,593	$(67,458)	$553,145	$476,304	$(9,204)	$272,278
Net income	130,909	—	—	—	—	—	—	—	99,065	—	31,844
Issuance of Class A common stock under employee stock plans, net of forfeitures	8,538	1,103	—	—	—	—	—	8,538	—	—	—
Tax benefit from employee share-based compensation	8,067	—	—	—	—	—	—	8,067	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(5,784)	(110)	—	—	—	110	(5,784)	—	—	—	—
Unrealized loss on hedging activities and other, net of tax	(13,226)	—	—	—	—	—	—	—	—	(9,720)	(3,506)
Distribution to non-controlling interests	(4,220)	—	—	—	—	—	—	—	—	—	(4,220)
Share-based compensation	16,292	—	—	—	—	—	—	13,308	—	—	2,984
Other	(12)	—	—	—	—	—	—	(12)	—	—	—
Ending Balance, June 30, 2016	$1,365,630	156,481	$1	35,043	$—	2,703	$(73,242)	$583,046	$575,369	$(18,924)	$299,380

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2015	$1,300,586	145,455	$1	43,043	$—	2,174	$(50,931)	$629,353	$328,358	$(3,768)	$397,573
Net income	79,689	—	—	—	—	—	—	—	55,525	—	24,164
Issuance of Class A common stock under employee stock plans, net of forfeitures	9,628	1,129	—	—	—	—	—	9,628	—	—	—
Tax benefit from employee share-based compensation	13,753	—	—	—	—	—	—	13,753	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(15,867)	(405)	—	—	—	405	(15,867)	—	—	—	—
Unrealized loss on hedging activities and other, net of tax	(7,700)	—	—	—	—	—	—	—	—	(5,219)	(2,481)
Distribution to non-controlling interests	(3,132)	—	—	—	—	—	—	—	—	—	(3,132)
Share-based compensation	16,720	—	—	—	—	—	—	12,912	—	—	3,808
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	2,732	—	—	(2,732)
Ending Balance, June 30, 2015	$1,393,677	146,179	$1	43,043	$—	2,579	$(66,798)	$668,378	$383,883	$(8,987)	$417,200

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include those of Vantiv, Inc. and all subsidiaries thereof, including its majority-owned subsidiary, Vantiv Holding, LLC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in connection with the Company’s 2015 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated.

As of June 30, 2016, Vantiv, Inc. and Fifth Third Bank (“Fifth Third”) owned interests in Vantiv Holding of 81.70% and 18.30%, respectively (see Note 5 - Controlling and Non-controlling Interests for changes in non-controlling interests).

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

Share Repurchase Program

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. We have approximately $75 million of share repurchase authority remaining as of June 30, 2016 under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and the Company may discontinue purchases at any time that management determines additional purchases are not warranted.

Sponsorship

In order to provide electronic payment processing services, Visa, MasterCard and other payment networks require sponsorship of non-financial institutions by a member clearing bank. In June 2009, the Company entered into a 10-year agreement with Fifth Third (the “Sponsoring Member”), to provide sponsorship services to the Company. The Company also has agreements with certain other banks that provide sponsorship into the card networks.

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

•
Non-operating expenses during the three months and six months ended June 30, 2016 and 2015 primarily relate to the change in fair value of a tax receivable agreement (“TRA”) (see Note 7 - Fair Value Measurements).

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards and performance awards is measured based on the market price of the Company’s stock on the grant date. For the six months ended June 30, 2016 and 2015 total share-based compensation expense was $16.3 million and $16.7 million, respectively.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to Vantiv, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of June 30, 2016.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of June 30, 2016 and December 31, 2015, the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 32.2% and 31.5% respectively, for the six months ended June 30, 2016 and 2015. The effective tax rate for each period reflects the impact of the Company’s non-controlling interests not being taxed at the statutory corporate tax rates. As our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.0%.

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents. Cash equivalents consist primarily of overnight EuroDollar sweep accounts which are maintained at reputable financial institutions with high credit quality and therefore are considered to bear minimal credit risk.

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of June 30, 2016 and December 31, 2015, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

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

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 8 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of June 30, 2016 and December 31, 2015 was $274.4 million and $240.3 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2015 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of June 30, 2016.

Intangible assets consist of acquired customer relationships, trade names and customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of June 30, 2016, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

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

Tax Receivable Agreements

As of June 30, 2016, the Company is party to several TRAs in which the Company agrees to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by the Company as a result of certain tax deductions. Payments under the TRAs will be based on the tax reporting positions of the Company and are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. The cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed below. The Company will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. The Company has entered into the following three TRAs:

•
TRAs with investors prior to the Company’s initial public offering (“IPO”) for its use of NPC Group, Inc. net operating losses (“NOLs”) and other tax attributes existing at the IPO date (the “NPC TRA”), all of which is currently held by Fifth Third.

•
A TRA with Fifth Third (the “Fifth Third TRA”) in which the Company realizes tax deductions as a result of the increases in tax basis from the purchase of Vantiv Holding units or from the exchange of Vantiv Holding units for cash or shares of Class A common stock, as well as the tax benefits attributable to payments made under such TRAs.

•
A TRA with Mercury Payment Systems, LLC (“Mercury”) shareholders (the “Mercury TRA”) as part of the acquisition of Mercury as a result of the increase in tax basis of the assets of Mercury resulting from the acquisition and the use of the net operating losses and other tax attributes of Mercury that were acquired as part of the acquisition.

Obligations recorded pursuant to the TRAs are based on estimates of future taxable income and future tax rates. On an annual basis, the Company evaluates the assumptions underlying the TRA obligations.

During 2015, the Company entered into a Repurchase Addendum to Tax Receivable Agreement (the “Mercury TRA Addendum”) with each of the pre-acquisition owners of Mercury ("Mercury TRA Holders"). The Mercury TRA Addendum contains the following provisions to acquire a significant portion of the Mercury TRA:

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

•	In June 2016, the Company exercised the December 2015 Call Option and made a payment to the Mercury TRA Holders.

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

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis.  Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred. The Company made payments under the TRA obligations of approximately $53.5 million and $22.8 million in January 2016 and January 2015, respectively. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless the Company exercises its right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement. See Note 11 - Subsequent Events for discussion of the tax receivable purchase addendum with Fifth Third executed on July 27, 2016.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard was clarified in August 2015 with the issuance of ASU 2015-15. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Amortization of the costs will continue to be reported as interest expense. These updates require retrospective application and represent a change in accounting principle. The change in accounting principle, resulting from the Company’s adoption of this ASU in December 2015, has been implemented and the results are not material to the Company’s consolidated statement of financial position.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. INTANGIBLE ASSETS

As of June 30, 2016 and December 31, 2015, the Company’s finite lived intangible assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Customer relationship intangible assets	$1,596,581	$1,596,581
Trade name	21,733	21,733
Customer portfolios and related assets	129,965	129,734
Patents	568	366
	1,748,847	1,748,414
Less accumulated amortization on:
Customer relationship intangible assets	902,191	821,580
Trade name	19,035	14,350
Customer portfolios and related assets	63,440	49,418
	984,666	885,348
Intangible assets, net	$764,181	$863,066

Amortization expense on intangible assets for the three months ended June 30, 2016 and 2015 was $49.4 million and $49.6 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2016 and 2015 was $99.3 million and $98.8 million, respectively.

The estimated amortization expense of intangible assets for the remainder of 2016 and the next five years is as follows (in thousands):

Six months ending December 31, 2016	$93,156
2017	172,052
2018	161,911
2019	153,537
2020	81,490
2021	36,595

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. LONG-TERM DEBT

As of June 30, 2016 and December 31, 2015, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Term A loan, maturing on June 13, 2019(1)	$1,845,000	$1,896,250
Term B loan, maturing on June 13, 2021(2)	1,165,000	1,179,000
Leasehold mortgage, expiring on August 10, 2021(3)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(109,501)	(116,501)
Less: Original issue discount	(5,370)	(6,024)
Less: Debt issuance costs	(16,635)	(19,218)
Note payable and note payable to related party	$2,888,625	$2,943,638

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 2.19% at June 30, 2016) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (September 2014 through June 2017), 1.875% per quarter during the next four quarters (September 2017 through June 2018) and 2.50% during the next three quarters (September 2018 through March 2019) with a balloon payment due at maturity.

(2)
Interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (275 basis points) (total rate of 3.50% at June 30, 2016) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(3)	Interest payable monthly at a fixed rate of 6.22%.

As of June 30, 2016, in addition to the term A loan and term B loan listed in the table above, the Company has access to a $425 million revolving credit facility under our existing amended and restated loan agreement ("Amended Loan Agreement") entered into in June 2014. The revolving credit facility matures in June 2019 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.375% per year. During the three months ended June 30, 2016 the Company periodically borrowed under its revolving credit facility and repaid the amounts prior to quarter end. There were no outstanding borrowings on the revolving credit facility at June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, Fifth Third held $186.3 million and $191.5 million, respectively, of the term A loans, which were presented as note payable to related party on the Company’s consolidated statements of financial position.

On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan. The Company expensed approximately $1.8 million in non-operating expenses related to the write-off of deferred financing fees and OID in connection with the early principal payment.

Guarantees and Security

The Company’s debt obligations at June 30, 2016 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $10 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At June 30, 2016, the Company was in compliance with these financial covenants.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of December 31, 2015, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. In addition to the interest rate swaps, in March the Company entered into interest rate cap agreements in exchange for an upfront premium of $21.5 million. These interest rate cap agreements cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract. As of June 30, 2016 the interest rate cap agreements had a fair value of $10.5 million, classified within other current and non-current assets on the Company’s consolidated statements of financial position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses a combination of interest rate swaps and caps as part of its interest rate risk management strategy. As of June 30, 2016, the Company had a total of 10 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 10 outstanding interest rate swaps, 4 of them cover an exposure period from June 2016 through June 2017 and have a combined notional balance of $1.1 billion. The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 4 of the 10 outstanding interest rate swaps with notional balances ranging from $262.5 million to $250.0 million. Additionally, as of June 30, 2016, the Company had a total of 6 interest rate cap agreements with a combined notional balance of $1.0 billion, cap strike rate of 0.75%, covering an exposure period from January 2017 to January 2020.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	June 30, 2016	December 31, 2015
Interest rate contracts	Other current assets	$186	$—
Interest rate contracts	Other long-term assets	10,330	—
Interest rate contracts	Other current liabilities	16,260	9,343
Interest rate contracts	Other long-term liabilities	11,085	9,885

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of June 30, 2016, the Company estimates that $18.0 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives in cash flow hedging relationships:
Amount of (loss) recognized in OCI (effective portion) (1)	$(10,117)	$(1,717)	$(24,211)	$(13,152)
Amount of (loss) reclassified from accumulated OCI into earnings (effective portion)	(2,711)	(1,252)	(5,087)	(2,293)
Amount of gain recognized in earnings (2)	—	1	—	—

(1)	“OCI” represents other comprehensive income.

(2)	Amount represents hedge ineffectiveness and is recorded as a component of interest expense-net in the accompanying consolidated statement of income.

Credit Risk Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $28.6 million. As of June 30, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $28.6 million.

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

As of June 30, 2016, Vantiv, Inc.’s interest in Vantiv Holding was 81.70%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2015	155,488,326	35,042,826	190,531,152
% of ownership	81.61%	18.39%
Equity plan activity (1)	992,451	—	992,451
As of June 30, 2016	156,480,777	35,042,826	191,523,603
% of ownership	81.70%	18.30%

(1)
Includes stock issued under the equity plans net of Class A common stock withheld to satisfy employee tax withholding obligations upon vesting and forfeitures of restricted Class A common stock awards.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of changes in ownership interests in Vantiv Holding, periodic adjustments are made in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on changes in the proportionate ownership interests in Vantiv Holding during a period.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$78,461	$52,693	$130,909	$79,689
Items not allocable to non-controlling interests:
Vantiv, Inc. expenses (1)	21,253	12,587	34,391	20,397
Vantiv Holding net income	$99,714	$65,280	$165,300	$100,086
Net income attributable to non-controlling interests of Fifth Third (2)	$18,053	$14,468	$29,927	$22,371
Net income attributable to joint venture non-controlling interest (3)	1,081	1,689	1,917	1,793
Total net income attributable to non-controlling interests	$19,134	$16,157	$31,844	$24,164

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

At June 30, 2016, Fifth Third holds the rights, under a warrant, to purchase 7.8 million Class C Non-Voting Units of Vantiv Holding at an exercise price of $15.98 per unit. The warrant is currently exercisable, in whole or in part, and from time to time. The warrant expires upon the earliest to occur of June 30, 2029 or a change of control where the price paid per unit in such change of control minus the exercise price of the warrant is less than zero. The warrant is recorded as a component of the non-controlling interest on the accompanying statements of financial position.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$10,516	$—	$—	$—	$—
Liabilities:
Interest rate contracts	$—	$27,345	$—	$—	$19,228	$—
Mercury TRA	—	—	138,054	—	—	191,207

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

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 4 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable inputs used in the fair value measurement of the Mercury TRA are the discount rate, projections of taxable income and effective tax rates. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The change in value of the Mercury TRA from December 31, 2015 to June 30, 2016 consists of the increase in fair value of $10.3 million and the decrease from payments of $63.4 million related to the Mercury TRA obligations and the exercised 2015 Call Option. The Company recorded non-operating expenses of $4.6 million and $6.7 million related to the change in fair value during the three months ended June 30, 2016 and 2015, respectively. The Company recorded non-operating expenses of $10.3 million and $13.7 million related to the change in fair value during the six months ended June 30, 2016 and 2015, respectively.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes carrying amounts and estimated fair values for the Company’s financial instrument liabilities that are not reported at fair value in our consolidated statements of financial position as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$2,998,126	$3,012,464	$3,060,139	$3,064,989

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

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third’s non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding (“Class B units”), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an “if-converted” basis. Due to the Company’s structure as a C corporation and Vantiv Holding’s structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company’s income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. The adjusted effective tax rate used in the calculation was 36.0% for 2016 and 2015, which is the effective rate we expect as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary. As of June 30, 2016 and 2015, there were approximately 35.0 million and 43.0 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, potentially dilutive securities during the three and six months ended June 30, 2016 and 2015 included restricted stock awards, restricted stock units, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options, performance share awards and ESPP purchase rights, all calculated based on the treasury stock method.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic:
Net income attributable to Vantiv, Inc.	$59,327	$36,536	$99,065	$55,525
Shares used in computing basic net income per share:
Weighted-average Class A common shares	155,670,267	145,566,899	155,533,813	145,051,664
Basic net income per share	$0.38	$0.25	$0.64	$0.38
Diluted:
Consolidated income before applicable income taxes	$116,902	$77,012	$193,176	$116,261
Income tax expense excluding impact of non-controlling interest	42,085	27,724	69,543	41,854
Net income attributable to Vantiv, Inc.	$74,817	$49,288	$123,633	$74,407
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	155,670,267	145,566,899	155,533,813	145,051,664
Weighted-average Class B units of Vantiv Holding	35,042,826	43,042,826	35,042,826	43,042,826
Warrant	5,488,673	12,171,352	5,367,931	11,774,401
Stock options	574,050	544,331	568,143	551,003
Restricted stock awards, restricted stock units and employee stock purchase plan	482,393	506,059	505,305	856,272
Diluted weighted-average shares outstanding	197,258,209	201,831,467	197,018,018	201,276,166
Diluted net income per share	$0.38	$0.24	$0.63	$0.37

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the three and six months ended June 30, 2016 and 2015 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three Months Ended June 30, 2016
Net change in fair value recorded in accumulated OCI	$(21,506)	$(10,117)	$3,128	$(6,989)	$1,851	$(5,138)	$(26,644)
Net realized loss reclassified into earnings (a)	6,342	2,711	(837)	1,874	(496)	1,378	7,720
Net change	$(15,164)	$(7,406)	$2,291	$(5,115)	$1,355	$(3,760)	$(18,924)

Three Months Ended June 30, 2015
Net change in fair value recorded in accumulated OCI	$(10,782)	$(1,717)	$502	$(1,215)	$391	$(824)	$(11,606)
Net realized loss reclassified into earnings (a)	2,231	1,252	(367)	885	(285)	600	2,831
Other	(212)	—	—	—	—	—	(212)
Net change	$(8,763)	$(465)	$135	$(330)	$106	$(224)	$(8,987)

Six Months Ended June 30, 2016
Net change in fair value recorded in accumulated OCI	$(14,336)	$(24,211)	$7,466	$(16,745)	$4,437	$(12,308)	$(26,644)
Net realized loss reclassified into earnings (a)	5,132	5,087	(1,568)	3,519	(931)	2,588	7,720
Net change	$(9,204)	$(19,124)	$5,898	$(13,226)	$3,506	$(9,720)	$(18,924)

Six Months Ended June 30, 2015
Net change in fair value recorded in accumulated OCI	$(5,288)	$(13,152)	$3,831	$(9,321)	$3,003	$(6,318)	$(11,606)
Net realized loss reclassified into earnings (a)	1,732	2,293	(672)	1,621	(522)	1,099	2,831
Other	(212)	—	—	—	—	—	(212)
Net change	$(3,768)	$(10,859)	$3,159	$(7,700)	$2,481	$(5,219)	$(8,987)
(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(1)  The three and six months ended June 30, 2016 and 2015 reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

10. SEGMENT INFORMATION

Segment operating results are presented below (in thousands). The results reflect revenues and expenses directly related to each segment. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment profit reflects total revenue less network fees and other costs and sales and marketing costs of the segment. The Company’s CODM evaluates this metric in analyzing the results of operations for each segment.

	Three Months Ended June 30, 2016
	Merchant Services	Financial Institution Services	Total
Total revenue	$762,593	$128,624	$891,217
Network fees and other costs	374,820	35,916	410,736
Sales and marketing	139,108	5,736	144,844
Segment profit	$248,665	$86,972	$335,637

	Three Months Ended June 30, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$661,258	$124,737	$785,995
Network fees and other costs	324,166	38,183	362,349
Sales and marketing	116,860	6,065	122,925
Segment profit	$220,232	$80,489	$300,721

	Six Months Ended June 30, 2016
	Merchant Services	Financial Institution Services	Total
Total revenue	$1,457,173	$252,667	$1,709,840
Network fees and other costs	728,154	69,995	798,149
Sales and marketing	268,444	12,038	280,482
Segment profit	$460,575	$170,634	$631,209

	Six Months Ended June 30, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$1,247,970	$243,636	$1,491,606
Network fees and other costs	620,196	73,299	693,495
Sales and marketing	227,035	11,945	238,980
Segment profit	$400,739	$158,392	$559,131

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total segment profit	$335,637	$300,721	$631,209	$559,131
Less: Other operating costs	(73,599)	(76,551)	(147,302)	(145,290)
Less: General and administrative	(49,120)	(47,060)	(93,104)	(94,903)
Less: Depreciation and amortization	(65,234)	(67,659)	(133,464)	(135,461)
Less: Interest expense—net	(26,118)	(25,714)	(53,847)	(51,725)
Less: Non-operating expenses	(4,664)	(6,725)	(10,316)	(15,491)
Income before applicable income taxes	$116,902	$77,012	$193,176	$116,261

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. SUBSEQUENT EVENTS

Clearing, Settlement and Sponsorship Services Agreement, Master Services Agreement and Referral Agreement with Fifth Third Bank

On July 27, 2016, the Company entered into the following agreements with Fifth Third, which extend the existing agreements that were originally set to expire on June 30, 2019:

•
Clearing, Settlement and Sponsorship Services Agreement (the “Sponsorship Agreement”) pursuant to which Fifth Third will continue to act as the Company’s member “sponsor” to the Visa, MasterCard and other payment network associations as non-financial institutions (such as payment processors, independent sales organizations, third party service providers, merchants, non-member financial institutions) must obtain the “sponsorship” of a member bank in order to participate in such associations. Under the Sponsorship Agreement Fifth Third transfers the responsibility for all card association requirements and fees to the Company as a “sponsored participant.” Fifth Third is the primary provider of the Company’s payment network sponsorship. The Sponsorship Agreement terminates on December 31, 2024.

•
Master Services Agreement (the “Master Services Agreement”) pursuant to which the Company agreed to continue to provide Fifth Third depository institutions with various electronic fund transfer services including debit card processing and ATM terminal driving services. The Master Services Agreement is an exclusive agreement, subject to certain customary qualifications, which is coterminous with the Sponsorship Agreement and terminates on December 31, 2024.

•
Referral Agreement (the “Referral Agreement”) pursuant to which Fifth Third will continue to refer various parties exclusively to the Company, including commercial and retail merchant clients of Fifth Third depository institutions that request merchant (credit or debit card) acceptance services. In return for these referrals and the resulting processing service relationships, the Company will make ongoing incentive payments to Fifth Third. The Referral Agreement is coterminous with the Sponsorship Agreement and terminates on December 31, 2024.

Since Fifth Third is a stockholder of the Company, a special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the Sponsorship Agreement, Master Services Agreement, and Referral Agreement.
Tax Receivable Purchase Addendum

On July 27, 2016, the Company entered into a purchase addendum in connection with the Company’s TRA with Fifth Third (the “Fifth Third TRA Addendum”) to terminate and settle a portion of the Company’s obligations owed to Fifth Third under the Fifth Third TRA and the NPC TRA. Under the terms of the Fifth Third TRA Addendum, the Company paid approximately $116.3 million to Fifth Third to settle approximately $330.7 million of obligations under the Fifth Third TRA, the difference of which will be recorded as an addition to paid-in capital. In addition, the Fifth Third TRA Addendum provides that the Company may be obligated to pay up to a total of approximately $170.7 million to Fifth Third to terminate and settle certain remaining obligations under the Fifth Third TRA and the NPC TRA, totaling an estimated $394.1 million, the difference of which will be recorded as an addition to paid-in capital upon the exercise of the Call Options or Put Options (as defined below). If the associated Call Options or Put Options are exercised, 10% of the obligations would be settled on each of March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017 and 15% of the obligations would be settled on each of March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018.

Under the terms of the Fifth Third TRA Addendum, beginning March 1, 2017, June 1, 2017, September 1, 2017, December 1, 2017, March 1, 2018, June 1, 2018, September 1, 2018 and December 1, 2018, and ending March 10, 2017, June 10, 2017, September 10, 2017, December 10, 2017, March 10, 2018, June 10, 2018, September 10, 2018 and December 10, 2018, respectively, the Company is granted call options (collectively, the “Call Options”) pursuant to which certain additional obligations of the Company under the Fifth Third TRA and the NPC TRA would be terminated and settled in consideration for cash payments of $15.1 million, $15.6 million, $16.1 million, $16.6 million, $25.6 million, $26.4 million, $27.2 million and $28.1 million, respectively.

Under the terms of the Fifth Third TRA Addendum, if the Company does not exercise the relevant Call Option, Fifth Third is granted put options beginning March 20, 2017, June 20, 2017, September 20, 2017, December 20, 2017, March 20, 2018, June 20, 2018, September 20, 2018 and December 20, 2018, and ending March 31, 2017, June 30, 2017, September 30,

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively (collectively, the “Put Options”), pursuant to which certain additional obligations of the Company would be terminated and settled in consideration for cash payments with similar amounts to the Call Options.

Except to the extent the Company’s obligations under the Fifth Third TRA and the NPC TRA have been terminated and settled in full in accordance with the terms of the Fifth Third TRA Addendum, the Fifth Third TRA and the NPC TRA will each remain in effect, and the parties thereto will continue to have all rights and obligations thereunder.

Since Fifth Third is a stockholder of the Company, a special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the TRA Addendum.  See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information about the Fifth Third TRA and the NPC TRA.

* * * * *

Vantiv, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Vantiv, Inc. (“Vantiv”, “we”, “us”, “our”, or the “company” refer to Vantiv, Inc. and its consolidated subsidiaries) and outlines the factors that affected recent results, as well as factors that may affect future results. Our actual results in the future may differ materially from those anticipated in these forward looking statements as a result of many factors, including those set forth under “Risk Factors,” “Forward Looking Statements” and elsewhere in this report, as well as in our 10-K filed with the SEC on February 10, 2016. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as management’s discussion and analysis and consolidated financial statements for the year ended December 31, 2015 included in our most recent Annual Report on Form 10-K.

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

We distribute our services through multiple sales channels that enable us to efficiently and effectively target a broad range of merchants and financial institutions. Our sales channels include direct and indirect sales forces, which include our referral partner relationships, which provide us with a growing and diverse client base. We have a national sales force that targets financial institutions and large national merchants, a regional and mid-market sales team that sells solutions to merchants and third-party reseller clients and a telesales operation that targets small and mid-sized merchants. Our indirect sales force includes Independent Sales Organizations, or ISOs, that target small and mid-sized merchants. We have referral partner relationships with merchant banks, independent software vendors, or ISVs, value-added resellers, or VARs, payment facilitators, and trade associations that target a broad range of merchants, including difficult to reach small and mid-sized merchants. We also have relationships with third-party reseller partners and arrangements with core processors that target small and mid-sized financial institutions.

Executive Overview

Revenue for the three months ended June 30, 2016 increased 13% to $891.2 million from $786.0 million in 2015. Revenue for the six months ended June 30, 2016 increased 15% to $1,709.8 million from $1,491.6 million in 2015.

Income from operations for the three months ended June 30, 2016 increased 35% to $147.7 million from $109.5 million in 2015. Income from operations for the six months ended June 30, 2016 increased 40% to $257.3 million from $183.5 million in 2015.

Net income for the three months ended June 30, 2016 increased to $78.5 million from $52.7 million in 2015. Net income attributable to Vantiv, Inc. for the three months ended June 30, 2016 increased to $59.3 million from $36.5 million in 2015. Net income for the six months ended June 30, 2016 increased to $130.9 million from $79.7 million in 2015. Net income attributable to Vantiv, Inc. for the six months ended June 30, 2016 increased to $99.1 million from $55.5 million in 2015. See the “Results of Operations” section of this Management’s Discussion and Analysis for a discussion of our financial results.

On July 27, 2016, we entered into a purchase addendum in connection with our tax receivable agreement (“TRA”) with Fifth Third (the “Fifth Third TRA Addendum”) to terminate and settle a portion of our obligations owed to Fifth Third under a TRA (the “Fifth Third TRA”) and the NPC Group, Inc. TRA (the “NPC TRA”). See Note 11 of Part I, Item 1 for details of the Fifth Third TRA Addendum.

Since Fifth Third is a stockholder of us, a special committee of our board of directors comprised of independent, disinterested directors authorized the Fifth Third TRA Addendum. See Note 1 of Part I, Item 1 for additional information about the TRAs.

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

These sales channels utilize multiple strategies and leverage relationships with referral partners that sell our solutions to small and mid-sized merchants. We offer certain of our services on a white-label basis which enables them to be marketed under our partners’ brand. We select referral partners that enhance our distribution and augment our services with complimentary offerings. We believe our sales structure provides us with broad geographic coverage and access to various industries and verticals.

Financial Institution Services

Our financial institution client base is also generally well diversified which includes regional banks, community banks, credit unions and regional PIN debit networks. We generally focus on small to mid-sized institutions with less than $15 billion in assets. Smaller financial institutions generally do not have the scale or infrastructure typical of large institutions and are more likely to outsource their payment processing needs. We provide integrated card issuer processing, payment network processing and value-added services to our financial institutions clients. These services are discussed further below.

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

We distribute our services to financial institutions by utilizing direct sales forces as well as a diverse group of referral partner relationships. These sales channels utilize multiple strategies and leverage relationships with core processors that sell our solutions to small and mid-sized financial institutions. We offer certain of our services on a white-label basis which enables them to be marketed under our client’s brand. We select resellers that enhance our distribution and augment our services with complementary offerings. Our relationships with core processors are necessary for developing the processing environments required by our financial institution clients. Many of our core processing relationships are non-contractual and continue for so long as an interface between us and the core processor is needed to accommodate one or more common financial institution customers.

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

•
Non-operating expenses during the three and six months ended June 30, 2016 and 2015 primarily relate to the change in the fair value of the tax receivable agreement (“TRA”) entered into as part of the acquisition of Mercury Payment Systems, LLC (“Mercury”).

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest related to a joint venture with a bank partner. Net income attributable to non-controlling interests for the three months ended June 30, 2016 and 2015 was $19.1 million and $16.2 million, respectively. Net income attributable to non-controlling interests for the six months ended June 30, 2016 and 2015 was $31.8 million and $24.2 million, respectively.

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

Non-operating Expense

Non-operating expenses for the three and six months ended June 30, 2016 and 2015 primarily related to the change in fair value of the Mercury TRA.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third’s non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate was 36% for 2016 and 2015.

Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from certain tax attributes, primarily the amortization of tax intangible assets resulting from or acquired with our acquisitions, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of Class B units of Vantiv Holding, net of payment obligations under TRAs established at the time of our initial public offering (“IPO”) and in connection with our acquisition of Mercury. Additionally, as a result of the Fifth Third TRA Addendum entered into on July 27, 2016 as discussed in Note 11 of Part I, Item 1, beginning in 2017 we will reflect the retention of the cash tax benefits resulting from the realization of the tax attributes underlying each respective TRA in pro forma adjusted net income. The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

The following table provides a schedule of the tax adjustments discussed above which are reflected in the pro forma adjusted net income table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fifth Third Tax Benefit (a)	$11,927	$9,992	$23,854	$19,984
Mercury Tax Benefit (b)	4,665	8,607	9,330	17,214
Total Tax Benefits	16,592	18,599	33,184	37,198
Less: TRA payments (c)	(14,103)	(15,809)	(28,206)	(31,618)
TRA Tax Benefits (d)	2,489	2,790	4,978	5,580
Acquired Tax Benefits (e)	15,581	8,854	31,162	17,756
Pro Forma Tax Benefits (f)	$18,070	$11,644	$36,140	$23,336
(a) Represents the cash tax benefits which are shared with Fifth Third Bank pursuant to a TRA.
(b) Represents the cash tax benefits shared with Mercury former shareholders pursuant to a TRA.
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

The table below provides a reconciliation of GAAP income before applicable income taxes to pro forma adjusted net income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Income before applicable income taxes	$116,902	$77,012	$193,176	$116,261
Non-GAAP Adjustments:
Transition, acquisition and integration costs	12,408	23,345	19,571	38,019
Share-based compensation	7,940	5,097	16,292	16,720
Intangible amortization	47,242	47,524	94,907	94,749
Non-operating expenses	4,664	6,725	10,316	15,491
Non-GAAP Adjusted Income Before Applicable Taxes	189,156	159,703	334,262	281,240
Less: Pro Forma Adjustments
Income tax expense	68,096	57,493	120,334	101,246
Tax adjustments	(18,070)	(11,644)	(36,140)	(23,336)
JV non-controlling interest	692	1,083	1,227	1,151
Pro Forma Adjusted Net Income	$138,438	$112,771	$248,841	$202,179

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$891,217	$785,995	$105,222	13%
Network fees and other costs	410,736	362,349	48,387	13%
Net revenue	480,481	423,646	56,835	13%
Sales and marketing	144,844	122,925	21,919	18%
Other operating costs	73,599	76,551	(2,952)	(4)%
General and administrative	49,120	47,060	2,060	4%
Depreciation and amortization	65,234	67,659	(2,425)	(4)%
Income from operations	$147,684	$109,451	$38,233	35%
Non-financial data:
Transactions (in millions)	6,183	5,768		7%

As a Percentage of Net Revenue	Three Months Ended June 30,
	2016	2015
Net revenue	100.0%	100.0%
Sales and marketing	30.1%	29.0%
Other operating costs	15.3%	18.1%
General and administrative	10.3%	11.1%
Depreciation and amortization	13.6%	16.0%
Income from operations	30.7%	25.8%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$1,709,840	$1,491,606	$218,234	15%
Network fees and other costs	798,149	693,495	104,654	15%
Net revenue	911,691	798,111	113,580	14%
Sales and marketing	280,482	238,980	41,502	17%
Other operating costs	147,302	145,290	2,012	1%
General and administrative	93,104	94,903	(1,799)	(2)%
Depreciation and amortization	133,464	135,461	(1,997)	(1)%
Income from operations	$257,339	$183,477	$73,862	40%
Non-financial data:
Transactions (in millions)	12,003	11,131		8%

As a Percentage of Net Revenue	Six Months Ended June 30,
	2016	2015
Net revenue	100.0%	100.0%
Sales and marketing	30.8%	29.9%
Other operating costs	16.2%	18.2%
General and administrative	10.2%	11.9%
Depreciation and amortization	14.6%	17.0%
Income from operations	28.2%	23.0%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 and Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue

Revenue increased 13% to $891.2 million for the three months ended June 30, 2016 from $786.0 million for the three months ended June 30, 2015. The increase was due primarily to transaction growth of 7%. Additionally, growth in our Merchant Services segment as a result of our continued penetration of small and mid-sized merchants and growth in our Financial Institutions segment from value-added services including the impact of EMV card reissuance and fraud related services contributed to higher revenue.

Revenue increased 15% to $1,709.8 million for the six months ended June 30, 2016 from $1,491.6 million for the six months ended June 30, 2015. The increase was due primarily to transaction growth of 8%. Additionally, growth in our Merchant Services segment as a result of our continued penetration of small and mid-sized merchants and growth in our Financial Institutions segment from value-added services including the impact of EMV card reissuance and fraud related services as well as the benefit of an extra day given Leap Year contributed to higher revenue.

Network Fees and Other Costs

Network fees and other costs increased 13% to $410.7 million for the three months ended June 30, 2016 from $362.3 million for the three months ended June 30, 2015. The increase was due primarily to a combination of transaction growth of 7% and increased pass through expenses.

Network fees and other costs increased 15% to $798.1 million for the six months ended June 30, 2016 from $693.5 million for the six months ended June 30, 2015. The increase was due primarily to a combination of transaction growth of 8% and increased pass through expenses.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 13% to $480.5 million for the three months ended June 30, 2016 from $423.6 million for the three months ended June 30, 2015 due to the factors discussed above.

Net revenue, which is revenue less network fees and other costs, increased 14% to $911.7 million for the six months ended June 30, 2016 from $798.1 million for the six months ended June 30, 2015 due to the factors discussed above.

Sales and Marketing

Sales and marketing expense increased 18% to $144.8 million for the three months ended June 30, 2016 from $122.9 million for the three months ended June 30, 2015. The increase was primarily attributable to higher residual payments to referral partners in connection with increased revenue and higher sales and marketing personnel and related costs.

Sales and marketing expense increased 17% to $280.5 million for the six months ended June 30, 2016 from $239.0 million for the six months ended June 30, 2015. The increase was primarily attributable to higher residual payments to referral partners in connection with increased revenue and higher sales and marketing personnel and related costs.

Other Operating Costs

Other operating costs decreased 4% to $73.6 million for the three months ended June 30, 2016 from $76.6 million for the three months ended June 30, 2015. A decrease in transition, acquisition and integration costs of $8.4 million more than offset an increase in information technology and operation costs in support of our revenue growth.

Other operating costs increased 1% to $147.3 million for the six months ended June 30, 2016 from $145.3 million for the six months ended June 30, 2015. An increase in information technology and operation costs, in support of our revenue growth, more than offset a $12.3 million decrease in transition, acquisition and integration costs.

General and Administrative

General and administrative expenses increased 4% to $49.1 million for the three months ended June 30, 2016 from $47.1 million for the three months ended June 30, 2015. Continued investment in our infrastructure and a $2.8 million increase in share-based compensation costs were partially offset by a $2.5 million decrease in transition, acquisition and integration costs.

General and administrative expenses decreased 2% to $93.1 million for the six months ended June 30, 2016 from $94.9 million for the six months ended June 30, 2015. Continued investment in our infrastructure was more than offset by a $6.2 million decrease in transition, acquisition and integration costs and a $0.4 million decrease in share-based compensation costs.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software decreased to $15.9 million for the three months ended June 30, 2016 from $18.1 million for the three months ended June 30, 2015.

Depreciation expense associated with our property, equipment and software decreased to $34.2 million for the six months ended June 30, 2016 from $36.7 million for the six months ended June 30, 2015.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, decreased to $49.4 million for the three months ended June 30, 2016 from $49.6 million for the three months ended June 30, 2015.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $99.3 million for the six months ended June 30, 2016 from $98.8 million for the six months ended June 30, 2015.

Income from Operations

Income from operations increased 35% to $147.7 million for the three months ended June 30, 2016 from $109.5 million for the three months ended June 30, 2015.

Income from operations increased 40% to $257.3 million for the six months ended June 30, 2016 from $183.5 million for the six months ended June 30, 2015.

Interest Expense—Net

Interest expense—net increased to $26.1 million for the three months ended June 30, 2016 from $25.7 million for the three months ended June 30, 2015. The increase in interest expense—net is primarily attributable to our interest rate swaps.

Interest expense—net increased to $53.8 million for the six months ended June 30, 2016 from $51.7 million for the six months ended June 30, 2015. The increase in interest expense—net is primarily attributable to our interest rate swaps.

Non-Operating Expense

Non-operating expenses were $4.7 million and $10.3 million for the three months and six months ended June 30, 2016, respectively, primarily relating to the change in fair value of the TRA entered into as part of the acquisition of Mercury.

Non-operating expenses were $6.7 million and $15.5 million for the three months and six months ended June 30, 2015, respectively, primarily relating to the change in fair value of the Mercury TRA.

Income Tax Expense

Income tax expense for the three months ended June 30, 2016 was $38.4 million compared to $24.3 million for the three months ended June 30, 2015, reflecting effective rates of 32.9% and 31.6%, respectively. Income tax expense for the six months ended June 30, 2016 was $62.3 million compared to $36.6 million for the six months ended June 30, 2015, reflecting effective rates of 32.2% and 31.5%, respectively.  Our effective rate reflects the impact of our non-controlling interests not being taxed at the statutory corporate tax rates. As our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.0%.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three and six months ended June 30, 2016 and 2015.

Merchant Services

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$762,593	$661,258	$101,335	15%
Network fees and other costs	374,820	324,166	50,654	16%
Net revenue	387,773	337,092	50,681	15%
Sales and marketing	139,108	116,860	22,248	19%
Segment profit	$248,665	$220,232	$28,433	13%
Non-financial data:
Transactions (in millions)	5,156	4,737		9%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$1,457,173	$1,247,970	$209,203	17%
Network fees and other costs	728,154	620,196	107,958	17%
Net revenue	729,019	627,774	101,245	16%
Sales and marketing	268,444	227,035	41,409	18%
Segment profit	$460,575	$400,739	$59,836	15%
Non-financial data:
Transactions (in millions)	10,003	9,144		9%

Net Revenue

Net revenue in this segment increased 15% to $387.8 million for the three months ended June 30, 2016 from $337.1 million for the three months ended June 30, 2015. The increase during the three months ended June 30, 2016 was due primarily to transaction growth of 9% and a 6% increase in net revenue per transaction associated with our continued penetration of small and mid-sized merchants.

Net revenue in this segment increased 16% to $729.0 million for the six months ended June 30, 2016 from $627.8 million for the six months ended June 30, 2015. The increase during the six months ended June 30, 2016 was due primarily to transaction growth of 9% and a 6% increase in net revenue per transaction associated with our continued penetration of small and mid-sized merchants as well as the benefit of an extra day given Leap Year.

Sales and Marketing

Sales and marketing expense increased 19% to $139.1 million for the three months ended June 30, 2016 from $116.9 million for the three months ended June 30, 2015. The increase was primarily attributable to higher residual payments to referral partners in connection with increased revenue and higher sales and marketing personnel and related costs.

Sales and marketing expense increased 18% to $268.4 million for the six months ended June 30, 2016 from $227.0 million for the six months ended June 30, 2015. The increase was primarily attributable to higher residual payments to referral partners in connection with increased revenue and higher sales and marketing personnel and related costs.

Financial Institution Services

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$128,624	$124,737	$3,887	3%
Network fees and other costs	35,916	38,183	(2,267)	(6)%
Net revenue	92,708	86,554	6,154	7%
Sales and marketing	5,736	6,065	(329)	(5)%
Segment profit	$86,972	$80,489	$6,483	8%
Non-financial data:
Transactions (in millions)	1,027	1,031		—%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$252,667	$243,636	$9,031	4%
Network fees and other costs	69,995	73,299	(3,304)	(5)%
Net revenue	182,672	170,337	12,335	7%
Sales and marketing	12,038	11,945	93	1%
Segment profit	$170,634	$158,392	$12,242	8%
Non-financial data:
Transactions (in millions)	2,000	1,987		1%

Net Revenue

Net revenue in this segment increased 7% to $92.7 million for the three months ended June 30, 2016 from $86.6 million for the three months ended June 30, 2015. The increase during the three months ended June 30, 2015 was due to an 8% increase in net revenue per transaction primarily due to value-added services including the impact of EMV card reissuance and fraud related services.

Net revenue in this segment increased 7% to $182.7 million for the six months ended June 30, 2016 from $170.3 million for the six months ended June 30, 2015. The increase during the six months ended June 30, 2016 was due to a 7% increase in net revenue per transaction primarily due to value-added services including the impact of EMV card reissuance and fraud related services as well as the benefit of an extra day given Leap Year.

Sales and Marketing

Sales and marketing expense decreased $0.3 million to $5.7 million for the three months ended June 30, 2016 from $6.1 million for the three months ended June 30, 2015.

Sales and marketing expense was flat for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. Payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes. Excluding the call and put structures in the Repurchase Addendum to Tax Receivable Agreement with Mercury Payment Systems, LLC (“Mercury TRA Addendum”) and the Fifth Third TRA Addendum discussed in Note 1 and Note 11, respectively, of Part I, Item 1, a period of declining profitability would result in a corresponding reduction in our TRA payments, thus resulting in the TRA having a minimal effect on our liquidity and capital resources. As of June 30, 2016, our principal sources of liquidity consisted of $202.7 million of cash and cash equivalents and

$425 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.0 billion as of June 30, 2016.

We have approximately $75 million of share repurchase authority remaining as of June 30, 2016 under a program authorized by the board of directors on February 12, 2014 to repurchase up to an additional $300 million of our Class A common stock.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015 (in thousands).

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$248,486	$352,377
Net cash used in investing activities	(85,289)	(79,167)
Net cash used in financing activities	(157,569)	(283,996)

Cash Flow from Operating Activities

Net cash provided by operating activities was $248.5 million for the six months ended June 30, 2016 as compared to $352.4 million for the six months ended June 30, 2015.  The decrease is due primarily to an increase in accounts receivable balance and a decrease in net settlement asset and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $85.3 million for the six months ended June 30, 2016 as compared to $79.2 million for the six months ended June 30, 2015. The increase was primarily due to an increase in capital expenditures and the premium paid to enter into the interest rate caps.

Cash Flow from Financing Activities

Net cash used in financing activities was $157.6 million for the six months ended June 30, 2016 as compared to $284.0 million for the six months ended June 30, 2015. Cash used in financing activities for the six months ended June 30, 2016 consisted primarily of the repayment of debt and capital leases and payments under the tax receivable agreements. Cash used in financing activities for the six months ended June 30, 2015 consisted primarily of the repayment of debt and capital leases, including the early principal payment of $200 million on the term B loan in January 2015, payments under the tax receivable agreements and distributions to non-controlling interests.

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

As of June 30, 2016, we were in compliance with these covenants with a leverage ratio of 3.55 to 1.00 and an interest coverage ratio of 8.59 to 1.00.

Interest Rate Swaps and Caps

As of June 30, 2016, we have a total of 10 outstanding interest rate swaps and 6 interest rate cap agreements that were designated as cash flow hedges of interest rate risk. See Note 4 - Derivatives and Hedging Activities in the Notes to Unaudited Consolidated Financial Statements for more information about the interest rate swaps and caps.

Tax Receivable Agreements

As of June 30, 2016, we are party to several TRAs in which we agree to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions. Payments under the TRAs will be based on our tax reporting positions and are only required to the extent we realize cash savings as a result of the underlying tax attributes. The cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no deductions related to the tax attributes discussed below. We will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. We have entered into the following three TRAs:

•
TRAs with investors prior to our initial public offering (“IPO”) for its use of NPC Group, Inc. net operating losses (“NOLs”) and other tax attributes existing at the IPO date under the NPC TRA, all of which is currently held by Fifth Third.

•
The Fifth Third TRA in which we realize tax deductions as a result of the increases in tax basis from the purchase of Vantiv Holding units or from the exchange of Vantiv Holding units for cash or shares of Class A common stock, as well as the tax benefits attributable to payments made under such TRAs.

•
A TRA with Mercury shareholders (the “Mercury TRA”) as part of the acquisition of Mercury as a result of the increase in tax basis of the assets of Mercury resulting from the acquisition and the use of the net operating losses and other tax attributes of Mercury that were acquired as part of the acquisition.

Obligations recorded pursuant to the TRAs are based on estimates of future taxable income and future tax rates. On an annual basis, we evaluate the assumptions underlying the TRA obligations.

During 2015, we entered into the Mercury TRA Addendum with each of the pre-acquisition owners of Mercury ("Mercury TRA Holders"). The Mercury TRA Addendum contains the following provisions to acquire a significant portion of the Mercury TRA:

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

•	In June 2016, we exercised the December 2015 Call Option and made a payment to the Mercury TRA Holders.

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

The timing and/or amount of aggregate payments due under the TRAs may vary based on a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred. We made payments under the TRA obligations of approximately $53.5 million and $22.8 million in January 2016 and January 2015, respectively. The term of the TRAs will continue until all such tax benefits have been utilized or expired, unless we exercise our right to terminate the TRA for an amount based on the agreed payments remaining to be made under the agreement. See Note 11 of Part I, Item 1 for discussion of the Fifth Third TRA Addendum executed on July 27, 2016.

If Fifth Third had exchanged its remaining Class B units of Vantiv Holding, had exercised the remaining warrant and exchanged the Class C units of Vantiv Holding, all for shares of Class A common stock on June 30, 2016, we would have recorded an additional full and undiscounted TRA obligation of approximately $1.2 billion. This estimate is subject to material change based on changes in Fifth Third’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price.

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

During the six months ended June 30, 2016, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2015. Our critical accounting policies and estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 10, 2016.

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

As of June 30, 2016 we had a total of 10 outstanding interest rate swaps. Of the 10 outstanding swaps, 4 of them cover an exposure period from June 2016 through June 2017 and have a combined notional balance of $1.1 billion. The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. As of June 30, 2016, we had $1.5 billion of variable rate debt not subject to a fixed rate swap effective at June 30, 2016. However, we have 6 interest rate cap agreements with a combined $1.0 billion notional balance and a cap strike rate of 0.75% covering an exposure period from January 2017 to January 2020.

Based on the amount outstanding under our senior secured credit facilities at June 30, 2016, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps effective at June 30, 2016, would cause an increase or decrease in interest expense of $14.6 million on an annual basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1, 2016 to April 30, 2016	3,604	$56.41	—	$74.6
May 1, 2016 to May 31, 2016	—	$—	—	$74.6
June 1, 2016 to June 30, 2016	125	$53.42	—	$74.6

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

(2)
In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three months ended June 30, 2016, no share repurchases have been transacted under this authorization. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

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

VANTIV, INC.

Dated:	July 28, 2016	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	July 28, 2016	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1†	Clearing, Settlement and Sponsorship Services Agreement, dated July 27, 2016, by and between Vantiv, LLC and Fifth Third Bank
10.2†	Master Services Agreement, dated as of July 27, 2016, by and between Fifth Third Bank and Vantiv, LLC
10.3	Tax Receivable Purchase Addendum, dated as of July 27, 2016, by and between Vantiv, Inc. and Fifth Third Bank
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

†    Confidential treatment requested as to certain portions by the SEC.