Form 10-Q
period 2016-09-30
Vantiv, Inc.
filed 2016-10-26
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of September 30, 2016, there were 156,287,571 shares of the registrant’s Class A common stock outstanding and 35,042,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2016

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
External customers	$897,800	$795,544	$2,565,529	$2,247,484
Related party revenues	16,219	20,454	58,330	60,120
Total revenue	914,019	815,998	2,623,859	2,307,604
Network fees and other costs	423,361	385,548	1,221,510	1,079,043
Sales and marketing	153,248	132,481	433,730	371,461
Other operating costs	72,162	66,563	219,464	211,853
General and administrative	40,727	41,492	133,831	136,395
Depreciation and amortization	66,086	70,638	199,550	206,099
Income from operations	158,435	119,276	415,774	302,753
Interest expense—net	(27,474)	(27,044)	(81,321)	(78,769)
Non-operating expenses	(4,633)	(8,308)	(14,949)	(23,799)
Income before applicable income taxes	126,328	83,924	319,504	200,185
Income tax expense	39,324	24,776	101,591	61,348
Net income	87,004	59,148	217,913	138,837
Less: Net income attributable to non-controlling interests	(20,708)	(17,656)	(52,552)	(41,820)
Net income attributable to Vantiv, Inc.	$66,296	$41,492	$165,361	$97,017
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.43	$0.29	$1.06	$0.67
Diluted	$0.41	$0.27	$1.04	$0.64
Shares used in computing net income per share of Class A common stock:
Basic	155,740,660	145,015,310	155,603,265	145,039,413
Diluted	197,342,169	201,899,024	197,126,571	201,483,652

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$87,004	$59,148	$217,913	$138,837
Other comprehensive gain (loss), net of tax:
Gain (loss) on cash flow hedges and other	3,572	(5,173)	(9,654)	(12,873)
Comprehensive income	90,576	53,975	208,259	125,964
Less: Comprehensive income attributable to non-controlling interests	(21,654)	(15,975)	(49,992)	(37,658)
Comprehensive income attributable to Vantiv, Inc.	$68,922	$38,000	$158,267	$88,306

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$183,818	$197,096
Accounts receivable—net	750,449	680,033
Related party receivable	1,521	3,999
Settlement assets	150,901	143,563
Prepaid expenses	42,796	31,147
Other	55,118	61,661
Total current assets	1,184,603	1,117,499
Customer incentives	65,855	57,984
Property, equipment and software—net	344,424	308,009
Intangible assets—net	734,250	863,066
Goodwill	3,366,528	3,366,528
Deferred taxes	622,175	731,622
Other assets	31,350	20,718
Total assets	$6,349,185	$6,465,426
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$390,470	$364,878
Related party payable	3,367	4,698
Settlement obligations	668,282	677,502
Current portion of note payable to related party	5,979	10,353
Current portion of note payable	92,360	106,148
Current portion of tax receivable agreement obligations to related parties	153,903	31,232
Current portion of tax receivable agreement obligations	59,978	64,227
Deferred income	12,255	14,470
Current maturities of capital lease obligations	7,887	7,931
Other	16,796	13,940
Total current liabilities	1,411,277	1,295,379
Long-term liabilities:
Note payable to related party	177,778	181,169
Note payable	2,697,965	2,762,469
Tax receivable agreement obligations to related parties	317,215	801,829
Tax receivable agreement obligations	82,468	126,980
Capital lease obligations	15,385	21,801
Deferred taxes	33,845	15,836
Other	41,038	34,897
Total long-term liabilities	3,365,694	3,944,981
Total liabilities	4,776,971	5,240,360
Commitments and contingencies (See Note 6 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 156,287,571 shares outstanding at September 30, 2016; 155,488,326 shares outstanding at December 31, 2015	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 35,042,826 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	709,847	553,145
Retained earnings	641,665	476,304
Accumulated other comprehensive loss	(16,298)	(9,204)
Treasury stock, at cost; 2,706,593 shares at September 30, 2016 and 2,593,242 shares at December 31, 2015	(73,494)	(67,458)
Total Vantiv, Inc. equity	1,261,721	952,788
Non-controlling interests	310,493	272,278
Total equity	1,572,214	1,225,066
Total liabilities and equity	$6,349,185	$6,465,426
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net income	$217,913	$138,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	199,550	206,099
Amortization of customer incentives	18,508	12,535
Amortization and write-off of debt issuance costs	4,818	6,784
Share-based compensation expense	25,892	23,852
Deferred taxes	49,900	35,527
Excess tax benefit from share-based compensation	(11,193)	(15,797)
Tax receivable agreements non-cash items	14,880	21,196
Other	433	—
Change in operating assets and liabilities:
Accounts receivable and related party receivable	(67,938)	28,743
Net settlement assets and obligations	(16,558)	23,876
Customer incentives	(30,808)	(22,716)
Prepaid and other assets	6,183	2,016
Accounts payable and accrued expenses	24,859	40,051
Payable to related party	(1,331)	1,869
Other liabilities	(4,713)	3,685
Net cash provided by operating activities	430,395	506,557
Investing Activities:
Purchases of property and equipment	(93,822)	(64,344)
Acquisition of customer portfolios and related assets and other	(2,179)	(39,312)
Purchase of derivative instruments	(21,523)	—
Net cash used in investing activities	(117,524)	(103,656)
Financing Activities:
Borrowings on revolving credit facility	1,180,000	—
Repayment of revolving credit facility	(1,180,000)	—
Repayment of debt and capital lease obligations	(98,019)	(295,208)
Proceeds from issuance of Class A common stock under employee stock plans	12,340	12,739
Repurchase of Class A common stock	(25,008)	(161,156)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(6,036)	(16,119)
Settlement of certain tax receivable agreements	(158,115)	(44,800)
Payments under tax receivable agreements	(53,474)	(22,805)
Excess tax benefit from share-based compensation	11,193	15,797
Distributions to non-controlling interests	(9,018)	(12,732)
Other	(12)	—
Decrease in cash overdraft	—	(2,627)
Net cash used in financing activities	(326,149)	(526,911)
Net increase (decrease) in cash and cash equivalents	(13,278)	(124,010)
Cash and cash equivalents—Beginning of period	197,096	411,568
Cash and cash equivalents—End of period	$183,818	$287,558
Cash Payments:
Interest	$76,404	$73,965
Taxes	35,709	6,484
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2016	$1,225,066	155,488	$1	35,043	$—	2,593	$(67,458)	$553,145	$476,304	$(9,204)	$272,278
Net income	217,913	—	—	—	—	—	—	—	165,361	—	52,552
Issuance of Class A common stock under employee stock plans, net of forfeitures	12,340	1,371	—	—	—	—	—	12,340	—	—	—
Excess tax benefit from employee share-based compensation	11,193	—	—	—	—	—	—	11,193	—	—	—
Repurchase of Class A common stock	(25,008)	(457)		—	—	—	—	(25,008)	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(6,036)	(114)	—	—	—	114	(6,036)	—	—	—	—
Termination of certain tax receivable agreements	129,538	—	—	—	—	—	—	129,538	—	—	—
Unrealized loss on hedging activities and other, net of tax	(9,654)	—	—	—	—	—	—	—	—	(7,094)	(2,560)
Distribution to non-controlling interests	(9,018)	—	—	—	—	—	—	—	—	—	(9,018)
Share-based compensation	25,892	—	—	—	—	—	—	21,150	—	—	4,742
Other	(12)	—	—	—	—	—	—	(12)	—	—	—
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	7,501	—	—	(7,501)
Ending Balance, September 30, 2016	$1,572,214	156,288	$1	35,043	$—	2,707	$(73,494)	$709,847	$641,665	$(16,298)	$310,493

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2015	$1,300,586	145,455	$1	43,043	$—	2,174	$(50,931)	$629,353	$328,358	$(3,768)	$397,573
Net income	138,837	—	—	—	—	—	—	—	97,017	—	41,820
Issuance of Class A common stock under employee stock plans, net of forfeitures	12,739	1,353	—	—	—	—	—	12,739	—	—	—
Excess tax benefit from employee share-based compensation	15,797	—	—	—	—	—	—	15,797	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(16,119)	(412)	—	—	—	412	(16,119)	—	—	—	—
Repurchase of Class A common stock	(161,156)	(3,576)						(161,156)	—	—	—
Unrealized loss on hedging activities and other, net of tax	(12,873)	—	—	—	—	—	—	—	—	(8,711)	(4,162)
Distribution to non-controlling interests	(12,732)	—	—	—	—	—	—	—	—	—	(12,732)
Share-based compensation	23,852	—	—	—	—	—	—	18,411	—	—	5,441
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	33,842	—	—	(33,842)
Ending Balance, September 30, 2015	$1,288,931	142,820	$1	43,043	$—	2,586	$(67,050)	$548,986	$425,375	$(12,479)	$394,098

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

The Company provides electronic payment processing services to merchants and financial institutions throughout the United States of America and operates in two reportable segments, Merchant Services and Financial Institution Services. For more information about the Company’s segments, refer to Note 10 - Segment Information. The Company markets its services through diverse distribution channels, including national, regional and mid-market sales teams, third-party reseller clients and a telesales operation. The Company also has relationships with a broad range of referral partners that include merchant banks, independent software vendors (“ISVs”), value-added resellers (“VARs”), payment facilitators, independent sales organizations (“ISOs”) and trade associations, as well as arrangements with core processors.

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

As of September 30, 2016, Vantiv, Inc. and Fifth Third Bank (“Fifth Third”) owned interests in Vantiv Holding of 81.68% and 18.32%, respectively (see Note 5 - Controlling and Non-controlling Interests for changes in non-controlling interests).

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests primarily represent Fifth Third’s minority share of net income or loss of and equity in Vantiv Holding. Net income attributable to non-controlling interests does not include expenses incurred directly by Vantiv, Inc., including income tax expense attributable to Vantiv, Inc. All of the Company’s non-controlling interests are presented after Vantiv Holding income tax expense in the accompanying consolidated statements of income as “Net income attributable to non-controlling interests.” Non-controlling interests are presented as a component of equity in the accompanying consolidated statements of financial position.

In July 2016, the Company entered into the following agreements with Fifth Third, which is considered a related party, which extend the existing agreements that were originally set to expire on June 30, 2019:

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

•
Master Services Agreement (the “Master Services Agreement”) pursuant to which the Company agreed to continue to provide Fifth Third depository institutions with various electronic fund transfer services including debit card processing and automated teller machine (“ATM”) terminal driving services. The Master Services

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Agreement is an exclusive agreement, subject to certain customary qualifications, which is coterminous with the Sponsorship Agreement and terminates on December 31, 2024.

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

Share Repurchase Program

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three and nine months ended September 30, 2016, the Company repurchased approximately 457,000 shares of its Class A common stock for approximately $25 million. The Company has approximately $50 million of share repurchase authority remaining as of September 30, 2016 under this authorization.

As discussed in Note 11 - Subsequent Events, on October 25, 2016, our board of directors authorized a program to repurchase up to an additional $250 million of our Class A common stock, providing the Company with approximately $300 million available for share repurchases.

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

Sponsorship

In order to provide electronic payment processing services, Visa, MasterCard and other payment networks require sponsorship of non-financial institutions by a member clearing bank. In July 2016, the Company extended its agreement with Fifth Third (the “Sponsoring Member”) to provide sponsorship services to the Company through December 31, 2024. The Company also has agreements with certain other banks that provide sponsorship into the card networks.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Financial Institution Services

The Company’s Financial Institution Services segment revenue is primarily derived from debit, credit and ATM card transaction processing, ATM driving and support, and personal identification number (“PIN”) debit processing services. Financial Institution Services revenue associated with processing transactions includes per transaction and account related fees, card production fees and fees generated from the Company’s Jeanie network. Financial Institution Services revenue related to card transaction processing is recognized when consumers use their client-issued cards to make purchases. Financial Institution Services also generates revenue through other services, including statement production, collections and inbound/outbound call centers for credit transactions and other services such as credit card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services. Financial Institution Services revenue is recognized as services are performed.

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

•
Non-operating expenses during the three months and nine months ended September 30, 2016 and 2015 primarily relate to the change in fair value of a tax receivable agreement (“TRA”) (see Note 7 - Fair Value Measurements).

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of restricted stock awards and performance awards is measured based on the market price of the Company’s stock on the grant date. For the nine months ended September 30, 2016 and 2015 total share-based compensation expense was $25.9 million and $23.9 million, respectively.

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to Vantiv, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of September 30, 2016.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of September 30, 2016 and December 31, 2015, the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 31.8% and 30.6% respectively, for the nine months ended September 30, 2016 and 2015. The effective tax rate for each period reflects the impact of the Company’s non-controlling interests not being taxed at the statutory corporate tax rates. As our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.0%.

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

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of September 30, 2016 and December 31, 2015, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. These assets are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 8 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of September 30, 2016 and December 31, 2015 was $290.8 million and $240.3 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2016 in accordance with ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” which permits the Company to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on this analysis, it was determined that it is not more likely than not that the fair value of the reporting units is less than the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of September 30, 2016.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of September 30, 2016, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

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

Tax Receivable Agreements

As of September 30, 2016, the Company is party to several TRAs in which the Company agrees to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by the Company as a result of certain tax deductions. Payments under the TRAs will be based on the tax reporting positions of the Company and are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. The cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed below. The Company will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. The Company has entered into the following three TRAs:

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On July 27, 2016, the Company entered into a purchase addendum in connection with the Company’s TRA with Fifth Third (the “Fifth Third TRA Addendum”) to terminate and settle a portion of the Company’s obligations owed to Fifth Third under the Fifth Third TRA and the NPC TRA. Under the terms of the Fifth Third TRA Addendum, the Company paid approximately $116.3 million to Fifth Third to settle approximately $330.7 million of obligations under the Fifth Third TRA, the difference of which had been recorded as an addition to paid-in capital.

In addition, the Fifth Third TRA Addendum provides that the Company may be obligated to pay up to a total of approximately $170.7 million to Fifth Third to terminate and settle certain remaining obligations under the Fifth Third TRA and the NPC TRA, totaling an estimated $394.1 million upon the exercise of the Call Options or Put Options discussed below.

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

Under the terms of the Fifth Third TRA Addendum, if the Company does not exercise the relevant Call Option, Fifth Third is granted put options beginning March 20, 2017, June 20, 2017, September 20, 2017, December 20, 2017, March 20, 2018, June 20, 2018, September 20, 2018 and December 20, 2018, and ending March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively (collectively, the “Put Options”), pursuant to which certain additional obligations of the Company would be terminated and settled in consideration for cash payments with similar amounts to the Call Options.

The full carrying amount of the Fifth Third callable/puttable TRA obligations for the options exercisable within 12 months of the balance sheet date have been classified as current obligations in the accompanying balance sheet ($118.2 million).

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

Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred. The Company made payments under the TRA obligations of approximately $53.5 million and $22.8 million in January 2016 and January 2015, respectively. Except to the extent the Company’s obligations under the Mercury TRA and Fifth Third and NPC TRAs have been terminated and settled in full in accordance with the terms of each respective TRA addendum, the TRAs will remain, in effect, and the parties thereto will continue to have all rights and obligations thereunder.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of the adoption of this update on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard was clarified in August 2015 with the issuance of ASU 2015-15. The update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Amortization of the costs will continue to be reported as interest expense. These updates require retrospective application and represent a change in accounting principle. The change in accounting principle, resulting from the Company’s adoption of this ASU in December 2015, has been implemented and the results were not material to the Company’s consolidated statement of financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company is currently evaluating which transition approach to use and assessing the impact of the adoption of this principle on the Company’s consolidated financial statements. The Company anticipates adopting this ASU on January 1, 2018.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. INTANGIBLE ASSETS

As of September 30, 2016 and December 31, 2015, the Company’s finite lived intangible assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Customer relationship intangible assets	$1,596,581	$1,596,581
Trade name	15,000	21,733
Customer portfolios and related assets	149,644	129,734
Patents	653	366
	1,761,878	1,748,414
Less accumulated amortization on:
Customer relationship intangible assets	941,325	821,580
Trade name	13,802	14,350
Customer portfolios and related assets	72,501	49,418
	1,027,628	885,348
Intangible assets, net	$734,250	$863,066

Amortization expense on intangible assets for the three months ended September 30, 2016 and 2015 was $49.7 million and $51.0 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2016 and 2015 was $149.0 million and $149.8 million, respectively.

The estimated amortization expense of intangible assets for the remainder of 2016 and the next five years is as follows (in thousands):

Three months ending December 31, 2016	$49,429
2017	176,801
2018	165,424
2019	156,403
2020	83,405
2021	37,262

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. LONG-TERM DEBT

As of September 30, 2016 and December 31, 2015, the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Term A loan, maturing on June 13, 2019(1)	$1,819,375	$1,896,250
Term B loan, maturing on June 13, 2021(2)	1,165,000	1,179,000
Leasehold mortgage, expiring on August 10, 2021(3)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party(4)	(98,339)	(116,501)
Less: Original issue discount	(5,062)	(6,024)
Less: Debt issuance costs	(15,362)	(19,218)
Note payable and note payable to related party	$2,875,743	$2,943,638

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 2.27% at September 30, 2016) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (September 2014 through June 2017), 1.875% per quarter during the next four quarters (September 2017 through June 2018) and 2.50% during the next three quarters (September 2018 through March 2019) with a balloon payment due at maturity.

(2)
Interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (275 basis points) (total rate of 3.50% at September 30, 2016) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(3)	Interest payable monthly at a fixed rate of 6.22%.

(4)	Balance reflects the current portion as a result of an October 2016 debt refinancing. See Note 11 - Subsequent Events for discussion of the October 2016 debt refinancing.

As of September 30, 2016, in addition to the term A loan and term B loan listed in the table above, the Company has access to a $425 million revolving credit facility under our existing amended and restated loan agreement ("Amended Loan Agreement") entered into in June 2014. The revolving credit facility matures in June 2019 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.25% per year. During the three months ended September 30, 2016 the Company periodically borrowed under its revolving credit facility and repaid the amounts prior to quarter end. There were no outstanding borrowings on the revolving credit facility at September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, Fifth Third held $183.8 million and $191.5 million, respectively, of the term A loans, which were presented as note payable to related party on the Company’s consolidated statements of financial position.

On January 6, 2015, the Company made an early principal payment of $200 million on the term B loan. The Company expensed approximately $1.8 million in non-operating expenses related to the write-off of deferred financing fees and OID in connection with the early principal payment.

See Note 11 - Subsequent Events for a discussion of the Company’s debt refinancing executed on October 14, 2016.

Guarantees and Security

The Company’s debt obligations at September 30, 2016 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $10 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Covenants

There are certain financial and non-financial covenants contained in the Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At September 30, 2016, the Company was in compliance with these financial covenants.

4. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of December 31, 2015, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. In addition to the interest rate swaps, in March the Company entered into interest rate cap agreements in exchange for an upfront premium of $21.5 million. These interest rate cap agreements cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract. As of September 30, 2016 the interest rate cap agreements had a fair value of $10.7 million, classified within other current and non-current assets on the Company’s consolidated statements of financial position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses a combination of interest rate swaps and caps as part of its interest rate risk management strategy. As of September 30, 2016, the Company had a total of 10 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 10 outstanding interest rate swaps, 4 of them cover an exposure period from June 2016 through June 2017 and have a combined notional balance of $1.1 billion. The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 4 of the 10 outstanding interest rate swaps with notional balances ranging from $262.5 million to $250.0 million. Additionally, as of September 30, 2016, the Company had a total of 6 interest rate cap agreements with a combined notional balance of $1.0 billion, cap strike rate of 0.75%, covering an exposure period from January 2017 to January 2020.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	September 30, 2016	December 31, 2015
Interest rate contracts	Other current assets	$664	$—
Interest rate contracts	Other long-term assets	10,064	—
Interest rate contracts	Other current liabilities	12,836	9,343
Interest rate contracts	Other long-term liabilities	9,552	9,885

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of September 30, 2016, the Company estimates that $15.7 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in OCI (effective portion) (1)	$1,247	$(9,686)	$(22,964)	$(22,838)
Amount of (loss) reclassified from accumulated OCI into earnings (effective portion)	(3,923)	(2,392)	(9,010)	(4,685)
Amount of gain recognized in earnings (2)	—	—	—	—

(1)	“OCI” represents other comprehensive income.

(2)	Amount represents hedge ineffectiveness and is recorded as a component of interest expense-net in the accompanying consolidated statement of income.

Credit Risk Related Contingent Features

As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $23.4 million.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $23.4 million.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2016, Vantiv, Inc.’s interest in Vantiv Holding was 81.68%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2015	155,488,326	35,042,826	190,531,152
% of ownership	81.61%	18.39%
Share repurchases	(456,600)	—	(456,600)
Equity plan activity (1)	1,255,845	—	1,255,845
As of September 30, 2016	156,287,571	35,042,826	191,330,397
% of ownership	81.68%	18.32%

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

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$87,004	$59,148	$217,913	$138,837
Items not allocable to non-controlling interests:
Vantiv, Inc. expenses (1)	23,628	16,158	58,019	36,555
Vantiv Holding net income	$110,632	$75,306	$275,932	$175,392
Net income attributable to non-controlling interests of Fifth Third (2)	$20,155	$17,152	$50,082	$39,523
Net income attributable to joint venture non-controlling interest (3)	553	504	2,470	2,297
Total net income attributable to non-controlling interests	$20,708	$17,656	$52,552	$41,820

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

At September 30, 2016, Fifth Third holds the rights, under a warrant, to purchase 7.8 million Class C Non-Voting Units of Vantiv Holding at an exercise price of $15.98 per unit. The warrant is currently exercisable, in whole or in part, and from time to time. The warrant expires upon the earliest to occur of June 30, 2029 or a change of control where the price paid per unit in such change of control minus the exercise price of the warrant is less than zero. The remaining carrying value of the warrant ($25 million) is recorded as a component of non-controlling interest on the accompanying statements of financial position.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$10,728	$—	$—	$—	$—
Liabilities:
Interest rate contracts	$—	$22,388	$—	$—	$19,228	$—
Mercury TRA	—	—	142,446	—	—	191,207

Interest Rate Contracts

The Company uses interest rate contracts to manage interest rate risk. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value of the interest rate caps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected future cash flows of each interest rate cap. This analysis reflects the contractual terms of the interest rate caps, including the period to maturity, and uses observable market inputs including interest rate curves and implied volatilities. In addition, to comply with the provisions of ASC 820, Fair Value Measurement, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its interest rate contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016 and December 31, 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 4 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable input used in the fair value measurement of the Mercury TRA is the discount rate, which was approximately 14% as of September 30, 2016 and December 31, 2015. Any significant increase (decrease) in this input would result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The change in value of the Mercury TRA from December 31, 2015 to September 30, 2016 consists of the increase in fair value of $14.9 million and the decrease from payments of $63.6 million related to the Mercury TRA obligations and the exercised 2015 Call Option. The Company recorded non-operating expenses of $4.6 million and $7.5 million related to the change in fair value during the three months ended September 30, 2016 and 2015, respectively. The Company recorded non-operating expenses of $14.9 million and $21.2 million related to the change in fair value during the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes carrying amounts and estimated fair values for the Company’s financial instrument liabilities that are not reported at fair value in our consolidated statements of financial position as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$2,974,082	$2,992,907	$3,060,139	$3,064,989

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

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third’s non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding (“Class B units”), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an “if-converted” basis. Due to the Company’s structure as a C corporation and Vantiv Holding’s structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company’s income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. The adjusted effective tax rate used in the calculation was 36.0% for 2016 and 2015, which is the effective rate we expect as our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary. As of September 30, 2016 and 2015, there were approximately 35.0 million and 43.0 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, potentially dilutive securities during the three and nine months ended September 30, 2016 and 2015 included restricted stock awards, restricted stock units, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options, performance share awards and ESPP purchase rights, all calculated based on the treasury stock method.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock has not been presented.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic:
Net income attributable to Vantiv, Inc.	$66,296	$41,492	$165,361	$97,017
Shares used in computing basic net income per share:
Weighted-average Class A common shares	155,740,660	145,015,310	155,603,265	145,039,413
Basic net income per share	$0.43	$0.29	$1.06	$0.67
Diluted:
Consolidated income before applicable income taxes	$126,328	$83,924	$319,504	$200,185
Income tax expense excluding impact of non-controlling interest	45,478	30,213	115,021	72,067
Net income attributable to Vantiv, Inc.	$80,850	$53,711	$204,483	$128,118
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	155,740,660	145,015,310	155,603,265	145,039,413
Weighted-average Class B units of Vantiv Holding	35,042,826	43,042,826	35,042,826	43,042,826
Warrant	5,550,050	12,826,059	5,428,637	12,124,954
Stock options	506,635	517,379	547,640	743,307
Restricted stock awards, restricted stock units and employee stock purchase plan	501,998	497,450	504,203	533,152
Diluted weighted-average shares outstanding	197,342,169	201,899,024	197,126,571	201,483,652
Diluted net income per share	$0.41	$0.27	$1.04	$0.64

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the three and nine months ended September 30, 2016 and 2015 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three Months Ended September 30, 2016
Net change in fair value recorded in accumulated OCI	$(26,644)	$1,247	$(386)	$861	$(227)	$634	$(26,010)
Net realized loss reclassified into earnings (a)	7,720	3,923	(1,212)	2,711	(719)	1,992	9,712
Net change	$(18,924)	$5,170	$(1,598)	$3,572	$(946)	$2,626	$(16,298)

Three Months Ended September 30, 2015
Net change in fair value recorded in accumulated OCI	$(11,606)	$(9,686)	$2,814	$(6,872)	$2,235	$(4,637)	$(16,243)
Net realized loss reclassified into earnings (a)	2,831	2,392	(693)	1,699	(554)	1,145	3,976
Other	(212)	—	—	—	—	—	(212)
Net change	$(8,987)	$(7,294)	$2,121	$(5,173)	$1,681	$(3,492)	$(12,479)

Nine Months Ended September 30, 2016
Net change in fair value recorded in accumulated OCI	$(14,336)	$(22,964)	$7,080	$(15,884)	$4,210	$(11,674)	$(26,010)
Net realized loss reclassified into earnings (a)	5,132	9,010	(2,780)	6,230	(1,650)	4,580	9,712
Net change	$(9,204)	$(13,954)	$4,300	$(9,654)	$2,560	$(7,094)	$(16,298)

Nine Months Ended September 30, 2015
Net change in fair value recorded in accumulated OCI	$(5,288)	$(22,838)	$6,645	$(16,193)	$5,238	$(10,955)	$(16,243)
Net realized loss reclassified into earnings (a)	1,732	4,685	(1,365)	3,320	(1,076)	2,244	3,976
Other	(212)	—	—	—	—	—	(212)
Net change	$(3,768)	$(18,153)	$5,280	$(12,873)	$4,162	$(8,711)	$(12,479)
(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(1)  The three and nine months ended September 30, 2016 and 2015 reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. SEGMENT INFORMATION

The Company’s segments consist of the Merchant Services segment and the Financial Institution Services segment, which are organized by the products and services the Company provides. The Company’s Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), evaluates the performance and allocates resources based on the operating results of each segment. The Company’s reportable segments are the same as the Company’s operating segments and there is no aggregation of the Company’s operating segments. Below is a summary of each segment:

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

•
Financial Institution Services—Provides card issuer processing, payment network processing, fraud protection, card production, prepaid program management, ATM driving and network gateway and switching services that utilize the Company’s proprietary Jeanie debit payment network to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional PIN networks. Financial Institution Services also provides statement production, collections and inbound/outbound call centers for credit transactions, and other services such as credit card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services.

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

	Three Months Ended September 30, 2016
	Merchant Services	Financial Institution Services	Total
Total revenue	$793,860	$120,159	$914,019
Network fees and other costs	389,448	33,913	423,361
Sales and marketing	147,663	5,585	153,248
Segment profit	$256,749	$80,661	$337,410

	Three Months Ended September 30, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$687,394	$128,604	$815,998
Network fees and other costs	342,518	43,030	385,548
Sales and marketing	126,400	6,081	132,481
Segment profit	$218,476	$79,493	$297,969

	Nine Months Ended September 30, 2016
	Merchant Services	Financial Institution Services	Total
Total revenue	$2,251,033	$372,826	$2,623,859
Network fees and other costs	1,117,602	103,908	1,221,510
Sales and marketing	416,107	17,623	433,730
Segment profit	$717,324	$251,295	$968,619

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$1,935,364	$372,240	$2,307,604
Network fees and other costs	962,714	116,329	1,079,043
Sales and marketing	353,435	18,026	371,461
Segment profit	$619,215	$237,885	$857,100

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total segment profit	$337,410	$297,969	$968,619	$857,100
Less: Other operating costs	(72,162)	(66,563)	(219,464)	(211,853)
Less: General and administrative	(40,727)	(41,492)	(133,831)	(136,395)
Less: Depreciation and amortization	(66,086)	(70,638)	(199,550)	(206,099)
Less: Interest expense—net	(27,474)	(27,044)	(81,321)	(78,769)
Less: Non-operating expenses	(4,633)	(8,308)	(14,949)	(23,799)
Income before applicable income taxes	$126,328	$83,924	$319,504	$200,185

11. SUBSEQUENT EVENTS

October 2016 Share Repurchase Authorization

In February 2014, the Company’s board of directors authorized a program to repurchase up to $300 million of the Company’s Class A common stock, of which approximately $50 million remains available for share repurchases. On October 25, 2016, the board of directors authorized a program to repurchase up to an additional $250 million of the Company's Class A common stock, providing the Company with approximately $300 million available for share repurchases. Purchases under the program may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing and amount of any purchases will be determined by management based on an evaluation of market conditions, stock price and other factors. The Company’s share repurchase program does not obligate it to acquire any specific number or amount of shares, there is no guarantee as to the exact number or amount of shares that may be repurchased, if any, and the Company may discontinue purchases at any time that it determines additional purchases are not warranted. As of the date of this filing, no share repurchases have been transacted under the October 2016 authorization.

October 2016 Debt Refinancing

On October 14, 2016, Vantiv, LLC completed a debt refinancing by entering into a second amended and restated loan agreement (“Second Amended Loan Agreement”). The Second Amended Loan Agreement provides for senior secured credit facilities (the “Senior Secured Credit Facilities”) comprised of a $2.5 billion tranche A loan maturing in October 2021, a $765.0 million tranche B loan maturing in October 2023 and a $650.0 million revolving credit facility maturing in October 2021. The tranche A term loans amortize in equal quarterly installments equal to 1.25% per quarter during each of the first twelve quarters, 1.875% per quarter during the next four quarters and 2.50% during the next three quarters, with a balloon payment at maturity and bear interest at a variable rate (LIBOR) plus a spread rate (125 to 200 basis points based on leverage ratio). The tranche B term loans amortize in equal quarterly installments of 0.25% per quarter, with a balloon payment at maturity and bear interest at a variable rate (LIBOR) with a floor of 75 basis points plus a spread rate (250 basis points). Proceeds from the refinancing will be used for general corporate expenses. The existing revolving credit facility was also terminated. The revolving credit facility includes a $100.0 million swing line facility and a $40.0 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 25 basis points to 37.5 basis points per year based on leverage ratio.

The obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by Vantiv Holding and certain of Vantiv, LLC’s existing and subsequently acquired or organized domestic subsidiaries. The Senior Secured Credit Facilities and related guarantees are secured on a first-priority basis (subject to liens permitted under the second amended and

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

restated loan agreement) by a lien on substantially all the tangible and intangible assets of Vantiv, LLC and the guarantors, including all of the capital stock held by such obligors (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries), subject to certain exceptions.

The Second Amended Loan Agreement requires Vantiv, LLC to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to cash interest expense), each of which will be tested quarterly based on the last four fiscal quarters, commencing on September 30, 2016. The maximum leverage ratio starts at 6.25:1.00 and becomes more restrictive over time. The minimum interest coverage ratio is 4.00:1.00 and is constant throughout the term of the agreement.

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

Executive Overview

Revenue for the three months ended September 30, 2016 increased 12% to $914.0 million from $816.0 million in 2015. Revenue for the nine months ended September 30, 2016 increased 14% to $2,623.9 million from $2,307.6 million in 2015.

Income from operations for the three months ended September 30, 2016 increased 33% to $158.4 million from $119.3 million in 2015. Income from operations for the nine months ended September 30, 2016 increased 37% to $415.8 million from $302.8 million in 2015.

Net income for the three months ended September 30, 2016 increased to $87.0 million from $59.1 million in 2015. Net income attributable to Vantiv, Inc. for the three months ended September 30, 2016 increased to $66.3 million from $41.5 million in 2015. Net income for the nine months ended September 30, 2016 increased to $217.9 million from $138.8 million in 2015. Net income attributable to Vantiv, Inc. for the nine months ended September 30, 2016 increased to $165.4 million from $97.0 million in 2015. See the “Results of Operations” section of this Management’s Discussion and Analysis for a discussion of our financial results.

In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three and nine months ended September 30, 2016, we repurchased approximately 457,000 shares of our Class A common stock for approximately $25 million. We currently have approximately $50 million of share repurchase authority remaining as of September 30, 2016 under this authorization. As discussed in Note 11 - Subsequent Events in the Notes to Unaudited Consolidated Financial Statements, on October 25, 2016, our board of directors authorized a program to repurchase up to an additional $250 million of our Class A common stock, providing us with approximately $300 million available for share repurchases.

On July 27, 2016, we entered into a purchase addendum in connection with our tax receivable agreement (“TRA”) with Fifth Third (the “Fifth Third TRA Addendum”) to terminate and settle a portion of our obligations owed to Fifth Third under a TRA (the “Fifth Third TRA”) and the NPC Group, Inc. TRA (the “NPC TRA”). Additionally, on July 27, 2016, we entered into a Clearing, Settlement and Sponsorship Services Agreement, a Master Services Agreement and a Referral Agreement with Fifth Third, which extend the existing agreements that were originally set to expire on June 30, 2019. See Note 1- Basis of Presentation and Summary of Significant Accounting Policies in the Notes to Unaudited Consolidated Financial Statements for details of the Fifth Third TRA Addendum and extension of existing contracts.

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

•
Non-operating expenses during the three and nine months ended September 30, 2016 and 2015 primarily relate to the change in the fair value of the tax receivable agreement (“TRA”) entered into as part of the acquisition of Mercury Payment Systems, LLC (“Mercury”).

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest related to a joint venture with a bank partner. Net income attributable to non-controlling interests for the three months ended September 30, 2016 and 2015 was $20.7 million and $17.7 million, respectively. Net income attributable to non-controlling interests for the nine months ended September 30, 2016 and 2015 was $52.6 million and $41.8 million, respectively.

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

Non-operating Expense

Non-operating expenses for the three and nine months ended September 30, 2016 and 2015 primarily related to the change in fair value of the Mercury TRA.

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

The following table provides a schedule of the tax adjustments discussed above which are reflected in the pro forma adjusted net income table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fifth Third Tax Benefit (a)	$11,927	$9,992	$35,781	$29,976
Mercury Tax Benefit (b)	4,665	8,607	13,995	25,822
Total Tax Benefits	16,592	18,599	49,776	55,798
Less: TRA payments (c)	(14,103)	(15,809)	(42,309)	(47,428)
TRA Tax Benefits (d)	2,489	2,790	7,467	8,370
Acquired Tax Benefits (e)	16,413	14,052	47,575	31,808
Pro Forma Tax Benefits (f)	$18,902	$16,842	$55,042	$40,178
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

Additionally, as a result of the Fifth Third TRA Addendum entered into on July 27, 2016, as discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in the Notes to Unaudited Consolidated Financial Statements, beginning in 2017 we will reflect the retention of the cash tax benefits resulting from the realization of the tax attributes underlying each respective TRA termination in pro forma adjusted net income.

The table below provides a reconciliation of GAAP income before applicable income taxes to pro forma adjusted net income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Income before applicable income taxes	$126,328	$83,924	$319,504	$200,185
Non-GAAP Adjustments:
Transition, acquisition and integration costs	2,761	11,359	22,332	49,378
Share-based compensation	9,600	7,132	25,892	23,852
Intangible amortization	47,797	48,682	142,704	143,431
Non-operating expenses	4,633	8,308	14,949	23,799
Non-GAAP Adjusted Income Before Applicable Taxes	191,119	159,405	525,381	440,645
Less: Pro Forma Adjustments
Income tax expense	68,803	57,386	189,137	158,632
Tax adjustments	(18,902)	(16,842)	(55,042)	(40,178)
JV non-controlling interest	354	319	1,581	1,470
Pro Forma Adjusted Net Income	$140,864	$118,542	$389,705	$320,721

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$914,019	$815,998	$98,021	12%
Network fees and other costs	423,361	385,548	37,813	10%
Net revenue	490,658	430,450	60,208	14%
Sales and marketing	153,248	132,481	20,767	16%
Other operating costs	72,162	66,563	5,599	8%
General and administrative	40,727	41,492	(765)	(2)%
Depreciation and amortization	66,086	70,638	(4,552)	(6)%
Income from operations	$158,435	$119,276	$39,159	33%
Non-financial data:
Transactions (in millions)	6,270	5,776		9%

As a Percentage of Net Revenue	Three Months Ended September 30,
	2016	2015
Net revenue	100.0%	100.0%
Sales and marketing	31.2%	30.8%
Other operating costs	14.7%	15.5%
General and administrative	8.3%	9.6%
Depreciation and amortization	13.5%	16.4%
Income from operations	32.3%	27.7%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$2,623,859	$2,307,604	$316,255	14%
Network fees and other costs	1,221,510	1,079,043	142,467	13%
Net revenue	1,402,349	1,228,561	173,788	14%
Sales and marketing	433,730	371,461	62,269	17%
Other operating costs	219,464	211,853	7,611	4%
General and administrative	133,831	136,395	(2,564)	(2)%
Depreciation and amortization	199,550	206,099	(6,549)	(3)%
Income from operations	$415,774	$302,753	$113,021	37%
Non-financial data:
Transactions (in millions)	18,273	16,907		8%

As a Percentage of Net Revenue	Nine Months Ended September 30,
	2016	2015
Net revenue	100.0%	100.0%
Sales and marketing	30.9%	30.2%
Other operating costs	15.7%	17.3%
General and administrative	9.5%	11.1%
Depreciation and amortization	14.2%	16.8%
Income from operations	29.7%	24.6%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 and Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue

Revenue increased 12% to $914.0 million for the three months ended September 30, 2016 from $816.0 million for the three months ended September 30, 2015. The increase was due primarily to transaction growth of 9%. Additionally, growth in our Merchant Services segment as a result of our continued penetration of small and mid-sized merchants contributed to higher revenue per transaction.

Revenue increased 14% to $2,623.9 million for the nine months ended September 30, 2016 from $2,307.6 million for the nine months ended September 30, 2015. The increase was due primarily to transaction growth of 8%. Additionally, growth in our Merchant Services segment as a result of our continued penetration of small and mid-sized merchants contributed to higher revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 10% to $423.4 million for the three months ended September 30, 2016 from $385.5 million for the three months ended September 30, 2015. The increase was due primarily to transaction growth of 9%.

Network fees and other costs increased 13% to $1,221.5 million for the nine months ended September 30, 2016 from $1,079.0 million for the nine months ended September 30, 2015. The increase was due primarily to a combination of transaction growth of 8% and rising pass through expenses.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 14% to $490.7 million for the three months ended September 30, 2016 from $430.5 million for the three months ended September 30, 2015 due to the factors discussed above.

Net revenue, which is revenue less network fees and other costs, increased 14% to $1,402.3 million for the nine months ended September 30, 2016 from $1,228.6 million for the nine months ended September 30, 2015 due to the factors discussed above.

Sales and Marketing

Sales and marketing expense increased 16% to $153.2 million for the three months ended September 30, 2016 from $132.5 million for the three months ended September 30, 2015. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in our Merchant Services segment in connection with the continued penetration of small and mid-sized merchants.

Sales and marketing expense increased 17% to $433.7 million for the nine months ended September 30, 2016 from $371.5 million for the nine months ended September 30, 2015. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in our Merchant Services segment in connection with the continued penetration of small and mid-sized merchants.

Other Operating Costs

Other operating costs increased 8% to $72.2 million for the three months ended September 30, 2016 from $66.6 million for the three months ended September 30, 2015. When excluding transition, acquisition and integration costs, other operating costs increased 15% to $70.4 million for the three months ended September 30, 2016 from $61.5 million for the three months ended September 30, 2015. The increase is primarily attributable to an increase in information technology and operation costs, in support of our revenue growth.

Other operating costs increased 4% to $219.5 million for the nine months ended September 30, 2016 from $211.9 million for the nine months ended September 30, 2015. When excluding transition, acquisition and integration costs, other operating costs increased 12% to $211.7 million for the nine months ended September 30, 2016 from $188.5 million for the nine months ended September 30, 2015. The increase is primarily attributable to an increase in information technology and operation costs, in support of our revenue growth.

General and Administrative

General and administrative expenses decreased 2% to $40.7 million for the three months ended September 30, 2016 from $41.5 million for the three months ended September 30, 2015. When excluding transition, acquisition and integration costs as well as share-based compensation costs, general and administrative expenses increased 7% to $30.1 million for the three months ended September 30, 2016 from $28.1 million for the three months ended September 30, 2015. General and administrative expenses continue to grow slower than net revenue as we continue to drive efficiencies in the back office.

General and administrative expenses decreased 2% to $133.8 million for the nine months ended September 30, 2016 from $136.4 million for the nine months ended September 30, 2015. When excluding transition, acquisition and integration costs as well as share-based compensation costs, general and administrative expenses increased 8% to $93.4 million for the nine months ended September 30, 2016 from $86.5 million for the nine months ended September 30, 2015. General and administrative expenses continue to grow slower than net revenue as we continue to drive efficiencies in the back office.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software decreased to $16.4 million for the three months ended September 30, 2016 from $19.6 million for the three months ended September 30, 2015.

Depreciation expense associated with our property, equipment and software decreased to $50.6 million for the nine months ended September 30, 2016 from $56.3 million for the nine months ended September 30, 2015.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, decreased to $49.7 million for the three months ended September 30, 2016 from $51.0 million for the three months ended September 30, 2015.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, decreased slightly to $149.0 million for the nine months ended September 30, 2016 from $149.8 million for the nine months ended September 30, 2015.

Income from Operations

Income from operations increased 33% to $158.4 million for the three months ended September 30, 2016 from $119.3 million for the three months ended September 30, 2015.

Income from operations increased 37% to $415.8 million for the nine months ended September 30, 2016 from $302.8 million for the nine months ended September 30, 2015.

Interest Expense—Net

Interest expense—net increased to $27.5 million for the three months ended September 30, 2016 from $27.0 million for the three months ended September 30, 2015. The increase in interest expense—net is primarily attributable to our interest rate swaps.

Interest expense—net increased to $81.3 million for the nine months ended September 30, 2016 from $78.8 million for the nine months ended September 30, 2015. The increase in interest expense—net is primarily attributable to our interest rate swaps.

Non-Operating Expense

Non-operating expenses were $4.6 million and $14.9 million for the three and nine months ended September 30, 2016, respectively, primarily relating to the change in fair value of the TRA entered into as part of the acquisition of Mercury.

Non-operating expenses were $8.3 million and $23.8 million for the three and nine months ended September 30, 2015, respectively, primarily relating to the change in fair value of the Mercury TRA.

Income Tax Expense

Income tax expense for the three months ended September 30, 2016 was $39.3 million compared to $24.8 million for the three months ended September 30, 2015, reflecting effective rates of 31.1% and 29.5%, respectively. Income tax expense for the nine months ended September 30, 2016 was $101.6 million compared to $61.3 million for the nine months ended September 30, 2015, reflecting effective rates of 31.8% and 30.6%, respectively.  Our effective rate reflects the impact of our non-controlling interests not being taxed at the statutory corporate tax rates. As our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.0%.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three and nine months ended September 30, 2016 and 2015.

Merchant Services

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$793,860	$687,394	$106,466	15%
Network fees and other costs	389,448	342,518	46,930	14%
Net revenue	404,412	344,876	59,536	17%
Sales and marketing	147,663	126,400	21,263	17%
Segment profit	$256,749	$218,476	$38,273	18%
Non-financial data:
Transactions (in millions)	5,241	4,743		10%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$2,251,033	$1,935,364	$315,669	16%
Network fees and other costs	1,117,602	962,714	154,888	16%
Net revenue	1,133,431	972,650	160,781	17%
Sales and marketing	416,107	353,435	62,672	18%
Segment profit	$717,324	$619,215	$98,109	16%
Non-financial data:
Transactions (in millions)	15,244	13,887		10%

Net Revenue

Net revenue in this segment increased 17% to $404.4 million for the three months ended September 30, 2016 from $344.9 million for the three months ended September 30, 2015. The increase during the three months ended September 30, 2016 was due primarily to transaction growth of 10% and a 6% increase in net revenue per transaction associated with our continued penetration of small and mid-sized merchants.

Net revenue in this segment increased 17% to $1,133.4 million for the nine months ended September 30, 2016 from $972.7 million for the nine months ended September 30, 2015. The increase during the nine months ended September 30, 2016 was due primarily to transaction growth of 10% and a 6% increase in net revenue per transaction associated with our continued penetration of small and mid-sized merchants.

Sales and Marketing

Sales and marketing expense increased 17% to $147.7 million for the three months ended September 30, 2016 from $126.4 million for the three months ended September 30, 2015. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in connection with the continued penetration of small and mid-sized merchants.

Sales and marketing expense increased 18% to $416.1 million for the nine months ended September 30, 2016 from$353.4 million for the nine months ended September 30, 2015. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in connection with the continued penetration of small and mid-sized merchants.

Financial Institution Services

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$120,159	$128,604	$(8,445)	(7)%
Network fees and other costs	33,913	43,030	(9,117)	(21)%
Net revenue	86,246	85,574	672	1%
Sales and marketing	5,585	6,081	(496)	(8)%
Segment profit	$80,661	$79,493	$1,168	1%
Non-financial data:
Transactions (in millions)	1,029	1,033		—%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$372,826	$372,240	$586	—%
Network fees and other costs	103,908	116,329	(12,421)	(11)%
Net revenue	268,918	255,911	13,007	5%
Sales and marketing	17,623	18,026	(403)	(2)%
Segment profit	$251,295	$237,885	$13,410	6%
Non-financial data:
Transactions (in millions)	3,029	3,020		—%

Net Revenue

Net revenue in this segment increased 1% to $86.2 million for the three months ended September 30, 2016 from $85.6 million for the three months ended September 30, 2015. The increase during the three months ended September 30, 2016 was due to a 1% increase in net revenue per transaction primarily due to value-added services including the impact of EMV card reissuance and fraud related services.

Net revenue in this segment increased 5% to $268.9 million for the nine months ended September 30, 2016 from $255.9 million for the nine months ended September 30, 2015. The increase during the nine months ended September 30, 2016 was due to a 5% increase in net revenue per transaction primarily due to value-added services including the impact of EMV card reissuance and fraud related services.

Sales and Marketing

Sales and marketing expense decreased $0.5 million to $5.6 million for the three months ended September 30, 2016 from $6.1 million for the three months ended September 30, 2015.

Sales and marketing expense decreased $0.4 million to $17.6 million for the nine months ended September 30, 2016 from $18.0 million for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. As of September 30, 2016, our principal sources of liquidity consisted of $183.8 million of cash and cash equivalents and $425 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.0 billion as of September 30, 2016.

During the three and nine months ended September 30, 2016, we repurchased approximately 457,000 shares of our Class A common stock for approximately $25 million. We have approximately $50 million of share repurchase authority remaining as of September 30, 2016 under a program authorized by the board of directors on February 12, 2014 to repurchase up to an additional $300 million of our Class A common stock. As discussed in Note 11 - Subsequent Events in the Notes to Unaudited Consolidated Financial Statements, on October 25, 2016, our board of directors authorized a program to repurchase up to an additional $250 million of our Class A common stock, providing us with approximately $300 million available for share repurchases.

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

In addition to principal needs for liquidity discussed above, our strategy includes investing in and leveraging our integrated business model and technology platform, broadening and deepening our distribution channels, entry into new geographic markets and development of additional payment processing services. Our near-term priorities for capital allocation include investing in our operations to support organic growth, debt reduction and share repurchases. Long-term priorities remain unchanged and include investing for growth through strategic acquisitions and returning excess capital to shareholders.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 (in thousands).

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$430,395	$506,557
Net cash used in investing activities	(117,524)	(103,656)
Net cash used in financing activities	(326,149)	(526,911)

Cash Flow from Operating Activities

Net cash provided by operating activities was $430.4 million for the nine months ended September 30, 2016 as compared to $506.6 million for the nine months ended September 30, 2015. The decrease is due primarily to an increase in accounts receivable balance and a decrease in net settlement asset and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $117.5 million for the nine months ended September 30, 2016 as compared to $103.7 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in capital expenditures and the premium paid to enter into the interest rate caps.

Cash Flow from Financing Activities

Net cash used in financing activities was $326.1 million for the nine months ended September 30, 2016 as compared to $526.9 million for the nine months ended September 30, 2015. Cash used in financing activities for the nine months ended September 30, 2016 consisted primarily of the repayment of debt and capital leases, repurchases of Class A common stock, payments under the tax receivable agreements, and distributions to non-controlling interests. Cash used in financing activities for the nine months ended September 30, 2015 consisted primarily of the repayment of debt and capital leases, including the early principal payment of $200 million on the term B loan in January 2015, repurchases of Class A common stock, payments under the tax receivable agreements and distributions to non-controlling interests.

Credit Facilities

On October 14, 2016, Vantiv, LLC completed a debt refinancing by entering into a second amended and restated loan agreement (“Second Amended Loan Agreement”). The Second Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.5 billion tranche A loan maturing in October 2021, a $765.0 million tranche B loan maturing in October 2023 and a $650.0 million revolving credit facility maturing in October 2021. The tranche A term loans amortize in equal quarterly installments equal to 1.25% per quarter during each of the first twelve quarters, 1.875% per quarter during the next four quarters and 2.50% during the next three quarters, with a balloon payment at maturity and bear interest at a variable rate (LIBOR) plus a spread rate (125 to 200 basis points based on leverage ratio). The tranche B term loans amortize in equal quarterly installments of 0.25% per quarter, with a balloon payment at maturity and bear interest at a variable rate (LIBOR) with a floor of 75 basis points plus a spread rate (250 basis points). See Note 11 - Subsequent Events in the Notes to Unaudited Consolidated Financial Statements for more details of the debt refinancing.

The Second Amended Loan Agreement requires us to maintain a leverage ratio no greater than established thresholds (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters, commencing on September 30, 2016. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
July 1, 2016 to September 30, 2016	6.25 to 1.00	4.00 to 1.00
December 31, 2016 to September 30, 2017	5.50 to 1.00	4.00 to 1.00
December 31, 2017 to September 30, 2018	4.75 to 1.00	4.00 to 1.00
December 31, 2018 and thereafter	4.25 to 1.00	4.00 to 1.00

As of September 30, 2016, we were in compliance with these covenants with a leverage ratio of 3.40 to 1.00 and an interest coverage ratio of 8.83 to 1.00.

Interest Rate Swaps and Caps

As of September 30, 2016, we have a total of 10 outstanding interest rate swaps and 6 interest rate cap agreements that were designated as cash flow hedges of interest rate risk. See Note 4 - Derivatives and Hedging Activities in the Notes to Unaudited Consolidated Financial Statements for more information about the interest rate swaps and caps.

Tax Receivable Agreements

As of September 30, 2016, we are party to several TRAs in which we agree to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions. Payments under the TRAs will be based on our tax reporting positions and are only required to the extent we realize cash savings as a result of the underlying tax attributes. The cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no deductions related to the tax attributes discussed below. We will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. We have entered into the following three TRAs:

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

On July 27, 2016, we entered into a purchase addendum in connection with our TRA with Fifth Third (the “Fifth Third TRA Addendum”) to terminate and settle a portion of our obligations owed to Fifth Third under the Fifth Third TRA and the NPC TRA. Under the terms of the Fifth Third TRA Addendum, we paid approximately $116.3 million to Fifth Third to settle approximately $330.7 million of obligations under the Fifth Third TRA, the difference of which had been recorded as an addition to paid-in capital.

In addition, the Fifth Third TRA Addendum provides that we may be obligated to pay up to a total of approximately $170.7 million to Fifth Third to terminate and settle certain remaining obligations under the Fifth Third TRA and the NPC TRA, totaling an estimated $394.1 million upon the exercise of the Call Options or Put Options discussed below.

Under the terms of the Fifth Third TRA Addendum, beginning March 1, 2017, June 1, 2017, September 1, 2017, December 1, 2017, March 1, 2018, June 1, 2018, September 1, 2018 and December 1, 2018, and ending March 10, 2017, June 10, 2017, September 10, 2017, December 10, 2017, March 10, 2018, June 10, 2018, September 10, 2018 and December 10, 2018, respectively, we are granted call options (collectively, the “Call Options”) pursuant to which certain additional obligations of us under the Fifth Third TRA and the NPC TRA would be terminated and settled in consideration for cash payments of $15.1 million, $15.6 million, $16.1 million, $16.6 million, $25.6 million, $26.4 million, $27.2 million and $28.1 million, respectively.

Under the terms of the Fifth Third TRA Addendum, if we do not exercise the relevant Call Option, Fifth Third is granted put options beginning March 20, 2017, June 20, 2017, September 20, 2017, December 20, 2017, March 20, 2018, June

20, 2018, September 20, 2018 and December 20, 2018, and ending March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively (collectively, the “Put Options”), pursuant to which certain additional obligations of us would be terminated and settled in consideration for cash payments with similar amounts to the Call Options.

Since Fifth Third is a stockholder of us, a special committee of our board of directors comprised of independent, disinterested directors authorized the TRA Addendum.

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes (see Note 7 - Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements).

Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred. We made payments under the TRA obligations of approximately $53.5 million and $22.8 million in January 2016 and January 2015, respectively. Except to the extent our obligations under the Mercury TRA and Fifth Third and NPC TRAs have been terminated and settled in full in accordance with the terms of each respective TRA addendum, the TRAs will remain, in effect, and the parties thereto will continue to have all rights and obligations thereunder.

If Fifth Third had exchanged its remaining Class B units of Vantiv Holding, had exercised the remaining warrant and exchanged the Class C units of Vantiv Holding, all for shares of Class A common stock on September 30, 2016, we would have recorded an additional full and undiscounted TRA obligation of approximately $1.2 billion. This estimate is subject to material change based on changes in Fifth Third’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price.

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

During the nine months ended September 30, 2016, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2015. Our critical accounting policies and estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 10, 2016.

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

As of September 30, 2016 we had a total of 10 outstanding interest rate swaps. Of the 10 outstanding swaps, 4 of them cover an exposure period from June 2016 through June 2017 and have a combined notional balance of $1.1 billion. The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. As of September 30, 2016, we had $1.4 billion of variable rate debt not subject to a fixed rate swap effective at September 30, 2016. However, we have 6 interest rate cap agreements with a combined $1.0 billion notional balance and a cap strike rate of 0.75% covering an exposure period from January 2017 to January 2020.

Based on the amount outstanding under our senior secured credit facilities at September 30, 2016, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps effective at September 30, 2016, would cause an increase or decrease in interest expense of $14.3 million on an annual basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1, 2016 to July 31, 2016	3,679	$57.18	—	$74.6
August 1, 2016 to August 31, 2016	456,600	$53.46	456,600	$49.6
September 1, 2016 to September 30, 2016	170	$55.38	—	$49.6

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

(2)
In February 2014, our board of directors authorized a program to repurchase up to $300 million of our Class A common stock. During the three months ended September 30, 2016, we repurchased 456,600 shares of our Class A common stock for approximately $25 million. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

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

VANTIV, INC.

Dated:	October 26, 2016	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	October 26, 2016	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment and Restatement Agreement, dated as of October 14, 2016, among Vantiv, LLC, Vantiv Holding, LLC, the other Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto.	8-K	001-35462	10.1	October 18, 2016
10.2	Second Amended and Restated Loan Agreement, dated as of October 14, 2016, by and among Vantiv, LLC, various lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other agents party thereto.	8-K	001-35462	10.2	October 18, 2016
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.