Form 10-K
period 2016-12-31
Vantiv, Inc.
filed 2017-02-08
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Registrant’s telephone number, including area code: (513) 900-5250

Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value	New York Stock Exchange
Securities registered pursuant to 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $8.8 billion.
As of December 31, 2016, there were 161,134,831 shares of the registrant’s Class A common stock outstanding and 35,042,826 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

VANTIV, INC.
FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

Business and Client Description

Vantiv is a leading payment processor differentiated by an integrated technology platform, breadth of distribution and superior cost structure. According to the Nilson Report, we are the second largest merchant acquirer and the largest PIN debit acquirer by number of transactions in the United States. Our integrated technology platform is differentiated from our competitors’ multiple platform architectures. It enables us to efficiently provide a comprehensive suite of services to merchants and financial institutions of all sizes as well as to innovate, develop and deploy new services, while providing us with significant economies of scale. Our broad and varied distribution includes multiple sales channels, such as our direct and indirect sales forces and referral partner relationships, which provide us with a growing and diverse client base of merchants and financial institutions. We believe this combination of attributes provides us with competitive advantages that generate strong growth and profitability by enabling us to efficiently manage, update and maintain our technology, to utilize technology integration and value-added services to expand our new sales and distribution, and to realize significant operating leverage.

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

Merchant Services

We have a broad and diversified merchant client base. Our merchant client base includes merchant locations across the United States. In 2016, we processed approximately 21.0 billion transactions for these merchants. Our merchant client base has low client concentration and is heavily weighted in non-discretionary everyday spend categories, such as grocery and pharmacy, and includes large national retailers, including eleven of the top 25 national retailers by revenue in 2015. We provide a comprehensive suite of payment processing services to our merchant services clients. We authorize, clear, settle and provide reporting for electronic payment transactions, as further discussed below.

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

Financial Institution Services

Our financial institution client base is also generally well diversified and includes regional banks, community banks, credit unions and regional PIN debit networks. In 2016, we processed approximately 4.0 billion transactions for these financial institutions. We generally focus on small to mid-sized institutions with less than $15 billion in assets. Smaller financial institutions generally do not have the scale or infrastructure typical of large institutions and are more likely to outsource their payment processing needs. We provide integrated card issuer processing, payment network processing and value-added services to our financial institutions clients. These services are discussed further below.

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

Merchant Services. We distribute our comprehensive suite of services to a broad range of merchants, including large, mid-sized and small merchants, through multiple sales channels as further discussed below.

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

Our sales teams in both Merchant Services and Financial Institution Services are paid a combination of base salary and commission. As of December 31, 2016, we had approximately 1,000 full-time employees participating in sales and marketing, including sales support personnel. Commissions paid to our sales force are based upon a percentage of revenue from new business and cross-selling to existing clients. Residual payments to our referral partners are based upon a percentage of revenues earned from referred business. For the year ended December 31, 2016, combined sales force commissions and residual payments represent approximately 76% of total sales and marketing expenses, or $444.8 million.

Our History

We have a 40 year history of providing payment processing services. We operated as a business unit of Fifth Third Bank (“Fifth Third”) until June 2009 when we separated as a stand-alone company, established our own organization, headquarters, brand, growth strategy and completed our initial public offering (“IPO”) in March 2012. Since the separation, we have made substantial investments, including several key acquisitions, to enhance our integrated technology platform and reorganize our business to better align it with our market opportunities and broaden our geographic footprint beyond the markets traditionally served by Fifth Third.

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

The payment processing value chain encompasses three key types of processing:

•
Merchant Acquiring Processing. Merchant acquiring processors sell electronic payment acceptance, processing and supporting services to merchants and third-party resellers. These processors route transactions originated by consumer transactions with the merchant, including in omni-channel environments that span point-of-sale, ecommerce and mobile devices, to the appropriate payment networks for authorization, known as “front-end” processing, and then ensure that each transaction is appropriately cleared and settled into the merchant’s bank account, known as “back-end” processing. Many of these processors also provide specialized reporting, back office support, risk management and other value-added services to merchants. Merchant acquirers charge merchants based on a percentage of the value of each transaction on a per transaction basis. Merchant acquirers pay the payment network processors a routing fee per transaction and pass through interchange fees to the issuing financial institution.

•
Payment Network Processing. Payment network processors, such as Visa, Mastercard and PIN debit payment networks, sell electronic payment network routing and support services to financial institutions that issue cards and merchant acquirers that provide transaction processing. Depending on their market position and network capabilities, these providers route credit, debit and prepaid card transactions from merchant acquiring processors to the financial institution that issued the card, and they ensure that the financial institution’s authorization approvals are routed back to the merchant acquiring processor and that transactions are appropriately settled between the merchant’s bank and the card-issuing financial institution. These providers also provide specialized risk management and other value-added services to financial institutions. Payment networks charge merchant acquiring processors and issuing financial institutions routing fees per transaction and monthly or annual maintenance fees and assessments.

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

Competition

Merchant Services

Our competitors include financial institutions and well-established payment processing companies, including Bank of America Merchant Services, Chase Paymentech Solutions, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Global Payments, Inc., Total System Services, Inc. and WorldPay US, Inc. in our Merchant Services segment. Furthermore, we are facing new competitive pressure from non-traditional payments processors and other parties entering the payments industry, such as PayPal, Google, Apple, Alibaba and Amazon, who may compete in one or more of the functions performed in processing merchant transactions. The most significant competitive factors in this segment are price, breadth of features and functionality, data security, system performance and reliability, scalability, service capability and brand.

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

Financial Highlights

Revenue for the year ended December 31, 2016, increased 13% to $3,579.0 million from $3,159.9 million in 2015. Income from operations for the year ended December 31, 2016, increased 31% to $568.5 million from $434.4 million in 2015. Net income for the year ended December 31, 2016, increased 34% to $280.9 million from $209.2 million in 2015. Net income attributable to Vantiv, Inc. for the year ended December 31, 2016, increased 44% to $213.2 million from $147.9 million in 2015.

The following tables provide a summary of the results for our two segments, Merchant Services and Financial Institution Services, for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Merchant Services
Total revenue	$3,082,951	$2,656,906	$2,100,367
Network fees and other costs	1,537,072	1,321,312	1,033,801
Net revenue	1,545,879	1,335,594	1,066,566
Sales and marketing	557,942	478,736	367,998
Segment profit	$987,937	$856,858	$698,568
Non-financial data:
Transactions (in millions)	20,955	18,959	16,262

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Financial Institution Services
Total revenue	$496,040	$503,032	$476,836
Network fees and other costs	137,158	156,890	140,864
Net revenue	358,882	346,142	335,972
Sales and marketing	24,309	25,213	28,355
Segment profit	$334,573	$320,929	$307,617
Non-financial data:
Transactions (in millions)	4,018	4,032	3,815

Refer to “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details.

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

Separately, the “Durbin Amendment” to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. In addition, the Durbin Amendment contains prohibitions on network exclusivity and merchant routing restrictions.

Banking Regulation

Fifth Third Bank beneficially owns an equity interest representing approximately 17.9% of Vantiv Holding’s voting power and equity interests (through their ownership of Vantiv Holding Class B units) and 17.9% of the voting interest in Vantiv, Inc. (through their ownership of our Class B common stock). Fifth Third Bank is an Ohio state-chartered bank and a member of the Federal Reserve System and is supervised and regulated by the Federal Reserve and the Ohio Division of Financial Institutions, or ODFI. Fifth Third Bank is a wholly-owned indirect subsidiary of Fifth Third Bancorp, which is a bank holding company, or BHC, which has elected to be treated as a financial holding company, or FHC, and is supervised and regulated by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or BHC Act.

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

Because of the foregoing, in certain circumstances, prior approval of the Federal Reserve or the ODFI may be required before Fifth Third Bancorp, Fifth Third Bank or their subsidiaries for bank regulatory purposes, including us, can engage in permissible business activities. The Federal Reserve has broad powers to approve, deny or refuse to act upon applications or notices for us to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. Additionally, it may be difficult for us to engage in activities abroad or invest in a non-U.S. company. We and Fifth Third Bank may seek to engage in offshore activities through various entities and structures, each of which may require prior regulatory approval, the receipt of which cannot be assured and such offshore activities may be subject to continued banking regulation and limitations. The Federal Reserve and the ODFI have substantial discretion in this regard. We will need Fifth Third Bank’s cooperation to form and operate any such entity for offshore activities, and the regulatory burdens imposed upon Fifth Third Bank may be too extensive to justify the establishment or continuation of any such entity. If, after such an entity is formed, we or Fifth Third Bank are at any time unable to comply with any applicable regulatory requirements, the Federal Reserve or ODFI may impose additional limitations or restrictions on Fifth Third Bank’s or our operations, which could potentially force us to limit the activities of, or dispose of, the entity.

For as long as we are deemed to be controlled by Fifth Third Bancorp and Fifth Third Bank for bank regulatory purposes, we are subject to regulation, supervision, examination and potential enforcement action by the Federal Reserve and the ODFI and to certain banking laws, regulations and orders. Fifth Third Bancorp and Fifth Third Bank are required to file reports with the Federal Reserve and the ODFI on our behalf, and we are subject to examination by the Federal Reserve and the ODFI for the purposes of determining, among other things, our financial condition, the adequacy of our risk management and the financial and operational risks that we pose to the safety and soundness of Fifth Third Bank and Fifth Third Bancorp, and our compliance with federal and state banking laws applicable to us and our relationship and transactions with Fifth Third Bancorp and Fifth Third Bank. The Federal Reserve has broad authority to take enforcement actions against us if it determines that we are engaged in, have engaged in or are about to engage in unsafe or unsound banking practices or are violating, have violated or are about to violate a law, rule or regulation, or a condition imposed by or an agreement with the Federal Reserve, and any enforcement actions taken against Fifth Third Bancorp or Fifth Third Bank may result in regulatory actions being applied to us or our activities in certain circumstances, even if the enforcement actions are unrelated to our conduct or business. For the most serious violations under federal banking laws, the Federal Reserve may impose civil money penalties and criminal penalties and/or require the removal of officers from their positions in institutions regulated thereby.

As a condition to Fifth Third Bank’s investment in us, we are required under the Amended and Restated Vantiv Holding Limited Liability Company Agreement to limit our activities to those activities permissible for a national bank. Accordingly, under the Amended and Restated Vantiv Holding Limited Liability Company Agreement: (i) we are required to notify Fifth Third Bank before we engage in any activity, by acquisition, investment, organic growth or otherwise, that may reasonably require Fifth Third Bank or an affiliate of Fifth Third Bank to obtain regulatory approval, so that Fifth Third Bank can determine whether the new activity is permissible, permissible subject to regulatory approval or impermissible; and (ii) if a change in the scope of our business activities causes the ownership of our equity not to be legally permissible for Fifth Third

Bank without first obtaining regulatory approvals, then we must use reasonable best efforts to assist Fifth Third Bank in obtaining the regulatory approvals, and if the change in the scope of our business activities is impermissible for Fifth Third Bank, then we will not engage in such activity.

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

Association and Network Rules

While not legal or governmental regulation, we are subject to the network rules of Visa, Mastercard and other payment networks. The payment networks routinely update and modify their requirements. On occasion, we have received notices of non-compliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures. Our failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registration and require us to stop providing payment processing services.

Privacy and Information Security Regulations

We provide services that may be subject to privacy laws and regulations of a variety of jurisdictions. Relevant federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. Certain state laws impose similar privacy obligations as well as obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and consumer reporting agencies and businesses and governmental agencies that own data.

Processing and Back-Office Services

As a provider of electronic data processing and back-office services to financial institutions we are also subject to regular oversight and examination by the Federal Financial Institutions Examination Council (FFIEC), an interagency body of the FDIC, the Office of the Comptroller of the Currency, the Federal Reserve, the National Credit Union Administration and the CFPB. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients’ auditors and regulators. We are also subject to review under state laws and rules that regulate many of the same activities that are described above, including electronic data processing and back-office services for financial institutions and use of consumer information.

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

We are also subject to certain economic and trade sanctions programs that are administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, that prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations, as well as similar anti-money laundering, counter terrorist financing and proceeds of crime laws applicable to movements of currency and payments through electronic transactions and to dealings with certain specified persons.

We continually develop new compliance programs and enhance existing ones to monitor and address legal and regulatory requirements and developments.

Federal Trade Commission Act and Other Laws Impacting Our and our Customers’ Business

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP.  In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act and the Unlawful Internet Gambling Enforcement Act of 2006, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant’s payment processor, to litigation, investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services.  Various federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states’ attorneys general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules and regulations.

Prepaid Services

Prepaid card programs managed by us are subject to various federal and state laws and regulations, which may include laws and regulations related to consumer and data protection, licensing, consumer disclosures, escheat, anti-money laundering, banking, trade practices and competition and wage and employment. For example, most states require entities engaged in money transmission in connection with the sale of prepaid cards to be licensed as a money transmitter with, and subject to examination by, that jurisdiction’s banking department. In the future, we may have to obtain state licenses to expand our distribution network for prepaid cards, which licenses we may not be able to obtain. Furthermore, the Credit Card Accountability Responsibility and Disclosure Act of 2009 and the Federal Reserve’s Regulation E impose requirements on general-use prepaid cards, store gift cards and electronic gift certificates. These laws and regulations are sometimes inconsistent and subject to judicial and regulatory challenge and interpretation, and therefore the extent to which these laws and rules have application to, and their impact on, us, financial institutions, merchants or others could change. Prepaid services may also be subject to the rules and regulations of Visa, Mastercard and other payment networks with which we and the card issuers do business. The programs in place to process these products generally may be modified by the payment networks in their discretion and such modifications could also impact us, financial institutions, merchants and others.

We are also registered with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN, as a “money services business-provider of prepaid access.”

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

Intellectual Property

We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, and domain names. Additionally, we own U.S. patents and have filed U.S. patent applications covering certain of our proprietary technology relating to payment solutions, transaction processing and other matters. Over time, we have assembled and continue to assemble a portfolio of patents, trademarks, service marks, copyrights, domain names and trade secrets covering our products and services. Intellectual property is a component of our ability to be a leading payment services provider and any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

Employees

As of December 31, 2016, we had 3,526 employees. As of December 31, 2016, this included 903 Merchant Services employees, 89 Financial Institution Services employees, 897 IT employees, 1,073 Operations employees, and 564 general and administrative employees. None of our employees are represented by a collective bargaining agreement. We believe that relations with our employees are good.

Corporate Information
We are a Delaware corporation incorporated on March 25, 2009. We completed our initial public offering in March 2012 and our Class A common stock is listed on the New York Stock Exchange under the symbol “VNTV.” Our principal executive offices are located at 8500 Governor’s Hill Drive, Symmes Township, Ohio 45249, and our telephone number is (513) 900-4811. Our website address is www.vantiv.com.
Available Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 and file or furnish reports, proxy statements, and other information with the U.S. Securities and Exchange Commission, or SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, also are available free of charge on the investors section of our website at http://investors.vantiv.com when such reports are available on the SEC’s website. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on the investors section of our website.
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

Our competitors include financial institutions and well-established payment processing companies, including Bank of America Merchant Services, Chase Paymentech Solutions, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Global Payments, Inc., Total System Services, Inc. and WorldPay US, Inc. in our Merchant Services segment, and Fidelity National Information Services, Inc., First Data Corporation, Fiserv, Inc., Total System Services, Inc. and Visa Debit Processing Service in our Financial Institution Services segment. With respect to our Financial Institutions Services segment, in addition to competition with direct competitors, we also compete with the capabilities of many larger potential clients to conduct their key payment processing applications in-house.

Many of our competitors also have substantially greater financial, technological and marketing resources than we have. In addition, our competitors that are financial institutions or are affiliated with financial institutions may not incur the sponsorship costs we incur for registration with the payment networks. Accordingly, these competitors may be able to offer more attractive fees to our current and prospective clients or other services that we do not provide. Competition could result in a loss of existing clients, and greater difficulty attracting new clients. Furthermore, if competition causes us to reduce the fees we charge in order to attract or retain clients, there is no assurance we can successfully control our costs in order to maintain our profit margins. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

The Visa, Mastercard and other payment network rules require us to be sponsored by a member bank in order to process electronic payment transactions. Because we are not a bank, we are unable to directly access these payment networks. We are currently registered with the Visa, Mastercard and other payment networks through Fifth Third Bank and other sponsor banks. Our current agreement with Fifth Third Bank expires in December 2024. These agreements with Fifth Third Bank and other sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. We also rely on Fifth Third Bank and various other financial institutions to provide clearing services in connection with our settlement activities. Without these sponsorships or clearing services agreements, we would not be able to process Visa, Mastercard and other payment network transactions or settle transactions which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with such sponsorships or clearing services agreements increase.

Increased merchant, financial institution or referral partner attrition and decreased transaction volume could cause our revenues to decline.

We experience attrition and declines in merchant and financial institution credit, debit or prepaid card processing volume resulting from several factors, including business closures, consolidations, loss of accounts to competitors, account closures that we initiate due to heightened credit risks, and reductions in our merchants’ sales volumes. Our referral partners, many of which are not exclusive, such as merchant banks, ISVs, VARs, payment facilitators, ISOs and trade associations are strong contributors to our revenue growth in our Merchant Services segment. If an ISO or referral partner switches to another transaction processor, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the ISO or referral partner, and we risk losing existing merchants that were originally enrolled by the ISO or referral partner. We cannot predict the level of attrition and decreased transaction volume in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations.

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
Fifth Third Bank accounted for approximately 2% and 3% of our revenue during the years ended December 31, 2016 and 2015, respectively, and is the provider of the services under our Clearing, Settlement and Sponsorship Agreement, Referral Agreement and Master Services Agreement. If Fifth Third Bank were to be placed into receivership or conservatorship, it could jeopardize our ability to generate revenue and conduct our business.
If Fifth Third Bank were to be acquired by a third party, it could affect certain of our contractual arrangements with them. For instance, in the event of a change of control or merger of Fifth Third Bank, our Clearing, Settlement and Sponsorship Agreement and our Referral Agreement provide that Fifth Third Bank may assign the contract to an affiliate or successor, in which case we would not have the right to terminate the contract regardless of such assignee’s ability to perform such services. Our Master Services Agreement provides that Fifth Third Bank would be in default under the agreement upon a change of control, in which case we would have the right to terminate the agreement effective upon 60 days’ notice to Fifth Third Bank unless the surviving entity assumes Fifth Third Bank’s obligation and the level of fees paid to us pursuant to the Master Services Agreement remains equal or greater than fees paid to us prior to the change of control. In addition, the acquiring company may choose to terminate the terms of such contracts, requiring us to litigate if we believe such termination is not pursuant to contract terms, and find alternative clients, counterparties or sponsorships. The added expense of litigation and the inability to find suitable substitute clients or counterparties in a timely manner would have a material adverse effect on our business, financial condition and results of operations. Furthermore, such an acquisition would place in the hands of the acquiring third party the voting power of Fifth Third Bank’s stock ownership in Vantiv, Inc. (including any shares of Class A common stock that may be issued in exchange for Fifth Third Bank’s units in Vantiv Holding). We may not have a historical relationship with the acquiring party, and the acquiring party may be a competitor of ours or provide many of the same services that we provide. The acquiring party may vote its shares of our common stock or units in a manner adverse to us and our other stockholders.

Our risk management framework may not be fully effective in mitigating our risk exposure against all types of risks.
Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, manage and report our risks. However, as with any risk management framework, there are inherent limitations to our risk management strategies such that there could be risks that we cannot anticipate or identify. If our risk management framework were to become ineffective, we could experience unexpected losses that could have a material adverse effect on our business, financial condition or results of operations.

We are subject to extensive government regulation, and any new laws and regulations, industry standards or revisions made to or interpretations of existing laws, regulations, or industry standards affecting the electronic payments industry and other industries in which we operate may have an unfavorable impact on our business, financial condition and results of operations.

Our business is impacted by numerous laws, regulations and examinations that affect us and our industry, many of which are discussed under “Item 1. Business - Regulation.” In addition, the number of new and proposed regulations has increased significantly in recent years, particularly pertaining to interchange fees on credit and debit card transactions, which are paid to the card issuing financial institution. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, significantly changed the payment processing industry by restricting amounts of debit card fees that certain issuing financial institutions can charge merchants and allowing merchants to set minimum dollar amounts for the acceptance of credit cards and offer discounts for different payment methods. These and other regulatory changes on our business and industry could negatively affect our business in a variety of ways including the number of debit transactions, and prices charged per transaction.

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

As of December 31, 2016, Fifth Third Bank owned an equity interest representing approximately 17.9% of the voting and economic equity interest of Vantiv Holding and 17.9% of the voting interest in Vantiv, Inc.

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

We have a high level of indebtedness. As of December 31, 2016, we had total indebtedness of $3.2 billion. For the year ended December 31, 2016, total payments under our annual debt service obligations, including interest and principal, were approximately $193 million. Our high degree of leverage could have significant negative consequences, including:

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

The majority of our indebtedness consists of indebtedness under our senior secured credit facilities consisting of a term A loan which matures in 2021 and a term B loan which matures in 2023. We may not be able to refinance our senior secured credit facilities or any other indebtedness because of our high level of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

Despite our high indebtedness level, we still may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness. Although our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. For example, we may incur up to $650 million of additional debt pursuant to an incremental facility under our senior secured credit facilities, subject to certain terms and conditions.

Our use of derivative financial instruments may not be successful in managing our interest rate risks and could result in material financial losses by us.

To the extent that we hedge our exposure to fluctuations in interest rates, we forgo the benefits we would otherwise experience if interest rates were to change in our favor. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, a counterparty to the arrangement could default on its obligation, thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or breakage costs, if we terminate these arrangements. Finally, our interest rate risk management activities could expose us to substantial losses if interest rates move materially differently from management’s expectations. As a result, we cannot assure that our interest rate hedging arrangements will effectively manage our interest rate sensitivity or have the desired beneficial impact on our results of operations or financial condition.

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition and results of operations.

Our balance sheet includes goodwill and intangible assets that represent 64% of our total assets at December 31, 2016. These assets consist primarily of goodwill and customer relationship intangible assets associated with our acquisitions. Additional acquisitions would also result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our results of operations.

We are party to tax receivable agreements and the amounts we may be required to pay under these agreements are expected to be significant. In certain cases, payments under the tax receivable agreements may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreements.

We are party to tax receivable agreements (“TRAs”) as further described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The payments we will be required to make under these TRAs are expected to be substantial. As of December 31, 2016, we have a liability recorded of approximately $789.4 million associated with the TRAs. Because payments under the TRAs are determined based on realized cash savings resulting from the underlying tax attributes, a period of declining profitability would result in a corresponding reduction in our TRA payments. We will incur additional liabilities in connection with any future purchases by us of units in Vantiv Holding from Fifth Third Bank or from the future exchange of units by Fifth Third Bank for cash or shares of our Class A common stock. If Fifth Third Bank had exchanged its remaining Class B units of Vantiv Holding all for shares of Class A common stock on December 31, 2016, we would have recorded an additional full and undiscounted TRA obligation of approximately $1.1 billion. This estimate is subject to material change based on changes in Fifth Third Bank’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price.  It is possible that future transactions or events, including changes in tax rates, could increase or decrease the actual tax benefits realized and the corresponding TRA payments. There may be a material adverse effect on our liquidity if, as a result of timing discrepancies or otherwise, distributions to us by Vantiv Holding are not sufficient to permit us to make payments under the TRAs.

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

Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock. As of December 31, 2016, we had 161,134,831 shares of Class A common stock outstanding. Subject to compliance with applicable documentation, which includes the Exchange Agreement, Fifth Third Bank could acquire up to 35,042,826 shares of our Class A common stock.  Pursuant to the Registration Rights Agreement, Fifth Third Bank is entitled to certain demand and “piggyback” registration rights and any shares of our Class A common stock that are sold by Fifth Third Bank pursuant to such a registration would become eligible for sale in the public market without restriction.  In addition, we have filed registration statements on Form S-8 relating to an aggregate of 39,750,519 shares of our Class A common stock that we have issued or may issue in the future pursuant to employee benefit plans. These shares may be sold in the public market upon issuance and once vested, subject to the terms of the equity incentive plan and applicable award agreements.
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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties
Our principal place of business is our corporate headquarters located at 8500 Governor’s Hill Drive, Symmes Township, Cincinnati, Ohio 45249.

In addition to our corporate headquarters, as of December 31, 2016 we leased operational, sales, and administrative facilities in Arizona, California, Colorado, Florida, Illinois, Kentucky, Massachusetts and Texas and owned a facility in Colorado. As of December 31, 2016, we leased data center facilities in Colorado, Kentucky and Michigan. We believe that our facilities are suitable and adequate for our business as presently conducted, however, we periodically review our facility requirements and may acquire new space to meet the needs of our business or consolidate and dispose of facilities that are no longer required.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our Class A common stock is traded on the New York Stock Exchange under the symbol “VNTV.” There is currently no established public trading market for our Class B common stock. The information presented in the table below represents the high and low sales prices per share of Class A common stock as reported on the NYSE for the periods indicated.

2015	High	Low
First Quarter	$39.11	$32.99
Second Quarter	$41.09	$37.16
Third Quarter	$47.02	$38.20
Fourth Quarter	$53.46	$44.46

2016	High	Low
First Quarter	$54.50	$42.01
Second Quarter	$58.09	$50.52
Third Quarter	$59.62	$52.45
Fourth Quarter	$60.25	$54.38

There were approximately 12 holders of record of our Class A common stock and one holder of our Class B common stock as of January 31, 2017.

Issuer Purchases of Equity Securities

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
October 1, 2016 to October 31, 2016	2,780	$59.15	—	$299.6
November 1, 2016 to November 30, 2016	950,652	$59.32	950,000	$243.2
December 1, 2016 to December 31, 2016	170	$58.64	—	$243.2

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

(2)
On October 25, 2016, the board of directors authorized a program to repurchase up to an additional $250 million of our Class A common stock. During the three months ended December 31, 2016, we repurchased 950,000 shares of Class A common stock for approximately $56.4 million. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

Dividend Policy

Since our initial public offering, we have not declared or paid any cash dividends on our common stock, and we do not intend to in the foreseeable future. We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to us to pay cash dividends are subject to the covenants and restrictions in our subsidiaries’ loan agreements. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, legal and contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Vantiv Holding paid aggregate tax distributions to Fifth Third Bank of $8.7 million, $10.9 million and $22.9 million, respectively, for the years ended December 31, 2016, 2015 and 2014, pursuant to the terms of the Amended and Restated Vantiv Holding Limited Liability Company Agreement. Vantiv Holding will continue to make tax distributions to Fifth Third in accordance with the Amended and Restated Vantiv Holding Limited Liability Company Agreement.

Additionally, Vantiv Holding paid distributions to a bank partner relating to its joint venture of $4.2 million and $2.0 million, respectively, for the years ended December 31, 2016 and 2015.

Stock Performance Graph

The following graph shows a comparison from March 22, 2012 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2016 of the cumulative total return for our Class A common stock, the S&P 500 Index and the S&P Information Technology Index. Data for the S&P 500 Index and the S&P Information Technology Index assume reinvestment of dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*
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

Item 6. Selected Financial Data

The following table sets forth our historical financial and other data for the periods and as of the dates indicated. We derived the statement of income data for the years ended December 31, 2016, 2015 and 2014 and our balance sheet data as of December 31, 2016 and 2015 from our audited financial statements for such periods included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

The results indicated below are not necessarily indicative of our future performance. You should read this information together with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands, except per share data)
Statement of income data:
Revenue	$3,578,991	$3,159,938	$2,577,203	$2,108,077	$1,863,239
Network fees and other costs	1,674,230	1,478,202	1,174,665	935,441	840,597
Sales and marketing	582,251	503,949	396,353	312,044	280,644
Other operating costs	294,235	284,066	242,439	200,630	158,374
General and administrative	189,707	182,369	173,986	121,707	118,231
Depreciation and amortization	270,054	276,942	275,069	185,453	160,538
Income from operations	568,514	434,410	314,691	352,802	304,855
Interest expense-net	(109,534)	(105,736)	(79,701)	(40,902)	(54,572)
Non-operating income (expense)	(36,256)	(31,268)	177	(20,000)	(92,672)
Income before applicable income taxes	422,724	297,406	235,167	291,900	157,611
Income tax expense	141,853	88,177	66,177	83,760	46,853
Net income	280,871	209,229	168,990	208,140	110,758
Less: Net income attributable to non-controlling interests	(67,663)	(61,283)	(43,698)	(74,568)	(53,148)
Net income attributable to Vantiv, Inc.	$213,208	$147,946	$125,292	$133,572	$57,610
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$1.37	$1.02	$0.88	$0.96	$0.50
Diluted	$1.32	$0.95	$0.75	$0.87	$0.47
Shares used in computing net income per share of Class A common stock:
Basic	156,043,636	145,044,577	141,936,933	138,836,314	116,258,204
Diluted	162,115,549	200,934,442	199,170,813	206,027,557	122,747,362

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$139,148	$197,096	$411,568	$171,427	$67,058
Total assets	7,044,007	6,465,426	6,336,083	4,189,553	3,979,529
Total long-term liabilities	3,747,706	3,944,981	4,072,164	2,327,918	1,665,826
Non-controlling interests	291,624	272,278	397,573	408,391	626,309
Total equity	1,607,289	1,225,066	1,300,586	1,176,322	1,444,235

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Vantiv, Inc. (“Vantiv”, “we”, “us”, “our” or the “company” refer to Vantiv, Inc. and its consolidated subsidiaries) and outlines the factors that have affected recent results, as well as those factors that may affect future results. Our actual results in the future may differ materially from those anticipated in these forward looking statements as a result of many factors, including those set forth under “Risk Factors,” Forward Looking Statements” and elsewhere in this report. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in “Item 8 - Financial Statements and Supplementary Data” of this report.

Overview

Vantiv is the second largest merchant acquirer and the largest PIN debit acquirer by number of transactions, according to the Nilson Report, and a leading payment processor in the United States differentiated by our integrated technology platform, breadth of distribution and superior cost structure. Our integrated technology platform enables us to efficiently provide a comprehensive suite of services to both merchants and financial institutions of all sizes as well as to innovate, develop and deploy new services, while providing us with significant economies of scale. Our broad and varied distribution provides us with a growing and diverse client base of merchants and financial institutions. Our merchant client base includes merchant locations across the United States and is heavily-weighted in non-discretionary everyday spend categories where spending has generally been more resilient during economic downturns. In 2016, we processed approximately 21.0 billion transactions for these merchants. Our financial institution client base includes regional banks, community banks, credit unions and regional PIN debit networks. In 2016, we processed approximately 4.0 billion transactions for these financial institutions. See Item 1 - Business for a more detailed discussion of the business overview.

Executive Overview

Revenue for the year ended December 31, 2016 increased 13% to $3,579.0 million from $3,159.9 million in 2015.

Income from operations for the year ended December 31, 2016 increased 31% to $568.5 million from $434.4 million in 2015.

Net income for the year ended December 31, 2016 increased 34% to $280.9 million from $209.2 million in 2015. Net income attributable to Vantiv, Inc. for the year ended December 31, 2016 increased 44% to $213.2 million from $147.9 million in 2015. See the “Results of Operations” section of this Management’s Discussion and Analysis for a discussion of our financial results.

Strategic Capital Deployment

The highly recurring nature of our revenues and significant cost structure advantages provided by our integrated technology platform enable our business to generate high levels of free cash flow. As a result, we maintain a balanced and strategic focus on capital allocation with priorities of investing in our business for growth and returning capital to shareholders. In-line with these priorities, the following events during 2016 signify our efforts to strategically deploy capital to our shareholders:

•
In July 2016, we entered into a purchase Addendum in connection with the Company’s TRA with Fifth Third (the “Fifth Third TRA Addendum”) to terminate and settle a portion of our obligations owed to Fifth Third under the Fifth Third TRA and the NPC TRA. Under the terms of the Fifth Third TRA Addendum, the Company paid approximately $116.3 million to Fifth Third to settle approximately $330.7 million of obligations under the Fifth Third TRA, the difference of which was recorded as an addition to paid-in capital, net of deferred taxes. In addition, the Fifth Third TRA Addendum provided that the Company may be obligated to pay up to a total of approximately $170.7 million to Fifth Third to terminate and settle certain remaining obligations under the Fifth Third TRA and the NPC TRA, totaling an estimated $394.1 million, the difference of which will be recorded as an addition to paid-in capital upon the exercise of the Call Options or Put Options. If the associated Call Options or Put Options are exercised, 10% of the obligations would be settled on each of March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017 and 15% of the obligations would be settled on each of March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018. See Note 7 - Tax Receivable Agreements in “Item 8 - Financial Statements and Supplementary Data” for more information about the TRA transaction.

•
On October 25, 2016, the board of directors authorized a program to repurchase up to an additional $250 million of the Company's Class A common stock. Throughout 2016, we repurchased approximately 1.4 million shares of our Class A common stock for approximately $81.4 million under various programs approved by our board of directors. See Note 12 - Capital Stock in “Item 8 - Financial Statements and Supplementary Data” for more information about the share repurchases.

Recent Acquisition

On December 21, 2016, we acquired Moneris Solutions, Inc. (“Moneris USA”) for $406.8 million in cash, which is net of cash acquired. We funded the acquisition with cash on hand. Moneris USA is a provider of payment processing solutions offering credit, debit, wireless and online payment services for merchants in virtually every industry segment. This acquisition helps to further accelerate our growth in key high-growth channels. The operations of Moneris USA are included in our Merchant Services segment operating results.

Our Segments, Revenue and Expenses

Segments

We report our results of operations in two segments, Merchant Services and Financial Institution Services. We evaluate segment performance based upon segment profit, which is defined as net revenue, which represents total revenue less network fees and other costs, less sales and marketing expense attributable to that segment. See “Item 1 - Business” for a more detailed discussion of the business segments.

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

•
Other operating costs primarily consist of salaries and benefits paid to operational and IT personnel, costs associated with operating our technology platform and data centers, information technology costs for processing transactions, product development costs, software fees and maintenance costs.

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product development, legal and risk management, share-based compensation costs, equipment and occupancy costs and consulting costs.

•	Depreciation and amortization expense consists of our depreciation expense related to investments in property, equipment and software as well as our amortization of intangible assets.

•	Interest expense—net consists primarily of interest on borrowings under our senior secured credit facilities less interest income earned on our cash and cash equivalents.

•	Income tax expense represents federal, state and local taxes based on income in multiple jurisdictions.

•
Non-operating income (expense) during the year ended December 31, 2016 related to the change in fair value of the Mercury TRA entered into as part of the acquisition of Mercury and a charge related to the refinancing of our senior secured credit facilities in October 2016. The 2015 amount primarily related to the change in the fair value of the Mercury TRA. The 2014 amount primarily related to a benefit recorded as a result of a reduction in certain TRA liabilities, partially offset by a charge related to the refinancing of our senior secured credit facilities in June 2014 and the change in fair value of the Mercury TRA.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest related to a joint venture with a bank partner. See Note 9 - Controlling and Non-controlling Interests in “Item 8 - Financial Statements and Supplementary Data” for more information.

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incur costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory, conversion and integration services and related personnel costs. Also included in these expenses are costs related to employee termination benefits and other transition activities. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses.

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

Non-operating Income (Expense)

Non-operating expense was $36.3 million for the year ended December 31, 2016, which primarily consisted of $19.5 million related to the change in fair value of the Mercury TRA entered into as part of the acquisition of Mercury and a $16.6 million charge related to the refinancing of our senior secured credit facilities in October 2016.

Non-operating expense for the year ended December 31, 2015 was $31.3 million, which primarily related to the change in fair value of the Mercury TRA.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third’s non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate is 36.0%.

Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from certain tax attributes, primarily the amortization of tax intangible assets resulting from or acquired with our acquisitions, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of units of Vantiv Holding, net of payment obligations under TRAs established at the time of our IPO and in connection with our acquisition of Mercury. The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

The following table provides a schedule of the tax adjustments discussed above which are reflected in the pro forma adjusted net income table below:

	Year Ended December 31,
	2016	2015
Fifth Third Tax Benefit (a)	$49,219	$41,701
Mercury Tax Benefit (b)	18,660	25,230
Total Tax Benefits	67,879	66,931
Less: TRA payments (c)	(57,697)	(56,891)
TRA Tax Benefits (d)	10,182	10,040
Acquired Tax Benefits (e)	65,978	48,146
Pro Forma Tax Benefits (f)	$76,160	$58,186

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

Additionally, as a result of the Fifth Third TRA Addendum entered into on July 27, 2016, as discussed in Note 7 - Tax Receivable Agreements in “Item 8 - Financial Statements and Supplementary Data”, beginning in 2017 we will reflect the retention of the cash tax benefits resulting from the realization of the tax attributes underlying each respective TRA termination in pro forma adjusted net income.

The table below provides a reconciliation of GAAP income before applicable income taxes to pro forma adjusted net income for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(in thousands)
Income before applicable income taxes	$422,724	$297,406
Non-GAAP Adjustments:
Transition, acquisition and integration costs	37,558	62,583
Share-based compensation	35,871	30,492
Intangible amortization	190,822	191,441
Non-operating expenses	36,256	31,268
Non-GAAP Adjusted Income Before Applicable Taxes	723,231	613,190
Less: Pro Forma Adjustments
Income tax expense	260,363	220,748
Tax adjustments	(76,160)	(58,186)
JV non-controlling interest	1,200	1,501
Pro Forma Adjusted Net Income	$537,828	$449,127

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$3,578,991	$3,159,938	$419,053	13%
Network fees and other costs	1,674,230	1,478,202	196,028	13
Net revenue	1,904,761	1,681,736	223,025	13
Sales and marketing	582,251	503,949	78,302	16
Other operating costs	294,235	284,066	10,169	4
General and administrative	189,707	182,369	7,338	4
Depreciation and amortization	270,054	276,942	(6,888)	(2)
Income from operations	$568,514	$434,410	$134,104	31%
Non-financial data:
Transactions (in millions)	24,973	22,991		9%

As a Percentage of Net Revenue	Year Ended December 31,
	2016	2015
Net revenue	100.0%	100.0%
Sales and marketing	30.6	30.0
Other operating costs	15.4	16.9
General and administrative	10.0	10.8
Depreciation and amortization	14.2	16.5
Income from operations	29.8%	25.8%

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

Revenue

Revenue increased 13% to $3,579.0 million for the year ended December 31, 2016 from $3,159.9 million for the year ended December 31, 2015. The increase was due primarily to transaction growth of 9%. Additionally, growth in our Merchant Services segment as a result of our continued penetration of small and mid-sized merchants contributed to higher net revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 13% to $1,674.2 million for the year ended December 31, 2016 from $1,478.2 million for the year ended December 31, 2015. The increase was due to a combination of transaction growth of 9% and rising pass through expenses.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 13% to $1,904.8 million for the year ended December 31, 2016 from $1,681.7 million for the year ended December 31, 2015 due to the factors discussed above.

Sales and Marketing

Sales and marketing expense increased 16% to $582.3 million for the year ended December 31, 2016 from $503.9 million for the year ended December 31, 2015. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in our Merchant Services segment in connection with the continued penetration of small and mid-sized merchants.

Other Operating Costs

Other operating costs increased 4% to $294.2 million for the year ended December 31, 2016 from $284.1 million for the year ended December 31, 2015. When excluding transition, acquisition and integration costs, other operating costs increased 11% to $285.4 million for the year ended December 31, 2016 from $256.3 million for the year ended December 31, 2015. The increase was primarily attributable to an increase in information technology and operation costs, in support of our revenue growth.

General and Administrative

General and administrative expenses increased 4% to $189.7 million for the year ended December 31, 2016 from $182.4 million for the year ended December 31, 2015. When excluding transition, acquisition and integration costs as well as share-based compensation, general and administrative costs increased 7% to $125.2 million for the year ended December 31, 2016 from $117.1 million for the year ended December 31, 2015. General and administrative expenses continue to grow slower than net revenue as we continue to drive efficiencies in the back office.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software decreased to $70.5 million for the year ended December 31, 2016 from $76.6 million for the year ended December 31, 2015.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, decreased to $199.6 million for the year ended December 31, 2016 from $200.4 million for the year ended December 31, 2015.

Income from Operations

Income from operations increased 31% to $568.5 million for the year ended December 31, 2016 from $434.4 million for the year ended December 31, 2015.

Interest Expense—Net

Interest expense—net increased to $109.5 million for the year ended December 31, 2016 from $105.7 million for the year ended December 31, 2015. The increase in interest expense—net is primarily attributable to our interest rate swaps.

Non-Operating Income (Expense)

Non-operating expenses were $36.3 million for the year ended December 31, 2016, related to the change in fair value of the Mercury TRA entered into as part of the acquisition of Mercury and a charge related to the October 2016 debt refinancing. Non-operating expense was $31.3 million for the year ended December 31, 2015, primarily related to the change in fair value of the Mercury TRA.

Income Tax Expense

Income tax expense for the year ended December 31, 2016 was $141.9 million compared to $88.2 million for the year ended December 31, 2015, reflecting effective rates of 33.6% and 29.6%, respectively. Our effective rate reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rates. As our non-controlling interest declines to the point Vantiv Holding is a wholly-owned subsidiary, we expect our effective rate to increase to approximately 36.0%.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the years ended December 31, 2016 and 2015.

Merchant Services

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$3,082,951	$2,656,906	$426,045	16%
Network fees and other costs	1,537,072	1,321,312	215,760	16
Net revenue	1,545,879	1,335,594	210,285	16
Sales and marketing	557,942	478,736	79,206	17
Segment profit	$987,937	$856,858	$131,079	15%
Non-financial data:
Transactions (in millions)	20,955	18,959		11%

Net Revenue

Net revenue in this segment increased 16% to $1,545.9 million for the year ended December 31, 2016 from $1,335.6 million for the year ended December 31, 2015. The increase during the year ended December 31, 2016 was due primarily to transaction growth of 11% and a 5% increase in net revenue per transaction associated with our continued penetration of small and mid-sized merchants.

Sales and Marketing

Sales and marketing expense increased 17% to $557.9 million for the year ended December 31, 2016 from $478.7 million for the year ended December 31, 2015. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in connection with the continued penetration of small and mid-sized merchants.

Financial Institution Services

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Total revenue	$496,040	$503,032	$(6,992)	(1)%
Network fees and other costs	137,158	156,890	(19,732)	(13)
Net revenue	358,882	346,142	12,740	4
Sales and marketing	24,309	25,213	(904)	(4)
Segment profit	$334,573	$320,929	$13,644	4%
Non-financial data:
Transactions (in millions)	4,018	4,032		—%

Net Revenue

Net revenue in this segment increased 4% to $358.9 million for the year ended December 31, 2016 from $346.1 million for the year ended December 31, 2015. The increase during the year ended December 31, 2016 was due to a 4% increase in net revenue per transaction primarily due to value-added services including the impact of EMV card reissuance and fraud related services.

Sales and Marketing

     Sales and marketing expense decreased $0.9 million to $24.3 million for the year ended December 31, 2016 from $25.2 million for the year ended December 31, 2015.

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

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased to $76.6 million for the year ended December 31, 2015 from $70.0 million for the year ended December 31, 2014.

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

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. As of December 31, 2016, our principal sources of liquidity consisted of $139.1 million of cash and cash equivalents and $650.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.2 billion as of December 31, 2016.

During 2016, we continued to repurchase shares of our Class A common stock under various programs approved by our board of directors. In October 2016, our board of directors authorized a program to repurchase up to an additional $250 million of our Class A common stock. We repurchased approximately 1.4 million shares for approximately $81.4 million under these programs during the year ended December 31, 2016. We have approximately $243.2 million of share repurchase authority remaining as of December 31, 2016 under the programs.

Purchases under the repurchase programs are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase programs have no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$668,590	$757,878	$592,905
Net cash used in investing activities	(570,121)	(126,727)	(1,798,956)
Net cash (used in) provided by financing activities	(156,417)	(845,623)	1,446,192

Cash Flow from Operating Activities

Net cash provided by operating activities was $668.6 million for the year ended December 31, 2016 as compared to $757.9 million for the year ended December 31, 2015. The decrease is due primarily to an increase in accounts receivable balance and a decrease in net settlement assets and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as day of the month end.

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

Cash Flow from Investing Activities

Net cash used in investing activities was $570.1 million for the year ended December 31, 2016 as compared to $126.7 million for the year ended December 31, 2015. The increase was primarily due to the acquisition of Moneris USA as well as an increase in capital expenditures and the premium paid to enter into the interest rate caps.

Net cash used in investing activities was $126.7 million for the year ended December 31, 2015 as compared to $1,799.0 million for the year ended December 31, 2014. The decrease was primarily due to the acquisition of Mercury in the prior year.

Cash Flow from Financing Activities

Net cash used in financing activities was $156.4 million for the year ended December 31, 2016 as compared to $845.6 million for the year ended December 31, 2015. Cash used in financing activities during the year ended December 31, 2016 consisted primarily of payments and settlements made under tax receivable agreements, the repurchase of Class A common stock and distributions to non-controlling interests. Cash used in financing activities was partially offset by proceeds from the October 2016 debt refinancing.

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

At December 31, 2016, we have $2.5 billion and $765.0 million outstanding under our term A and term B loans, respectively, and there were no outstanding borrowings on our revolving credit facility. See additional discussion in Note 6 - Long-Term Debt in “Item 8 - Financial Statements and Supplementary Data.”

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

As of December 31, 2016, we were in compliance with these covenants with a leverage ratio of 3.44 to 1.00 and an interest coverage ratio of 9.29 to 1.00.

Interest Rate Swaps and Caps

As of December 31, 2016, we have a total of 10 outstanding interest rate swaps and 6 interest rate cap agreements that were designated as cash flow hedges of interest rate risk. See Note 8 - Derivatives in “Item 8 - Financial Statements and Supplementary Data” for more information about the interest rate swaps and caps.

Tax Receivable Agreements

As of December 31, 2016, we are party to several TRAs in which we agree to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions. Payments under the TRAs will be based on our tax reporting positions and are only required to the extent we realize cash savings as a result of the underlying tax attributes. The cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no deductions related to the tax attributes discussed below. We will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. We currently have the following TRAs:

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

During 2016, we terminated a portion of our obligations under the Fifth Third TRA. In addition to the Fifth Third TRA settlement, the Fifth Third TRA Addendum contains the following provisions to acquire a significant portion of the remaining Fifth Third TRA:

•
The Fifth Third TRA Addendum provided that we may be obligated to pay up to a total of approximately $170.7 million to Fifth Third to terminate and settle certain remaining obligations under the Fifth Third TRA and the NPC

TRA, totaling an estimated $394.1 million, the difference of which will be recorded as an addition to paid-in capital upon the exercise of the Call Options or Put Options (as defined below).

Under the terms of the Fifth Third TRA Addendum, beginning March 1, 2017, June 1, 2017, September 1, 2017, December 1, 2017, March 1, 2018, June 1, 2018, September 1, 2018 and December 1, 2018, and ending March 10, 2017, June 10, 2017, September 10, 2017, December 10, 2017, March 10, 2018, June 10, 2018, September 10, 2018 and December 10, 2018, respectively, we are granted call options (collectively, the “Call Options”) pursuant to which certain of our additional obligations under the Fifth Third TRA and the NPC TRA would be terminated and settled in consideration for cash payments of $15.1 million, $15.6 million, $16.1 million, $16.6 million, $25.6 million, $26.4 million, $27.2 million and $28.1 million, respectively.

•
Under the terms of the Fifth Third TRA Addendum, in the unlikely event we do not exercise the relevant Call Option, Fifth Third is granted put options beginning March 20, 2017, June 20, 2017, September 20, 2017, December 20, 2017, March 20, 2018, June 20, 2018, September 20, 2018 and December 20, 2018, and ending March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively (collectively, the “Put Options”), pursuant to which certain of our additional obligations would be terminated and settled in consideration for cash payments with similar amounts to the Call Options.

Since Fifth Third is a significant stockholder, a special committee of our board of directors comprised of independent, disinterested directors authorized the TRA Addendum.

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

•	During June 2016, we exercised our first call option under the Mercury TRA Addendum and made a related $41.4 million settlement payment to the Mercury TRA Holders.

Except to the extent our obligations under the Mercury TRA, the Fifth Third TRA and the NPC TRA have been terminated and settled in full in accordance with the terms of the Mercury TRA and Fifth Third TRA Addendums, the Mercury TRA, Fifth Third TRA and the NPC TRA will each remain in effect, and the parties thereto will continue to have all rights and obligations thereunder.

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes (see Note 15 - Fair Value Measurements in “Item 8 - Financial Statements and Supplementary Data”). The following table reflects TRA activity and balances for the year ended December 31, 2016 (in thousands):

	Balance as of December 31, 2015	2016 TRA Payment	2016 TRA Settlements	2016 Secondary Offering	Change in Value	Balance as of December 31, 2016
TRA with Fifth Third Bank	$833,061	$(31,233)	$(330,711)	$171,162	$53	$642,332
Mercury TRA	191,207	(22,241)	(41,400)	—	19,474	147,040
Total	$1,024,268	$(53,474)	$(372,111)	$171,162	$19,527	$789,372

The timing and/or amount of aggregate payments due under the TRAs outside of the call/put structures may vary based on a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred. We made a payment under the TRA obligations of approximately $55.7 million in January 2017. The January 2017 payment is recorded as current portion of tax receivable agreement obligations on the accompanying consolidated statement of financial position. Unless settled under the terms of the repurchase addenda, the term of the TRAs will continue until all the underlying tax benefits have been utilized or expired.

If Fifth Third Bank had exchanged its remaining Class B units of Vantiv Holding all for shares of Class A common stock on December 31, 2016, we would have recorded an additional full and undiscounted TRA obligation of approximately $1.1 billion. This estimate is subject to material change based on changes in Fifth Third Bank’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price.

See additional discussion in Note 7 - Tax Receivable Agreements in “Item 8 - Financial Statements and Supplementary Data.”

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2016:

		Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
		(in thousands)
Operating leases	$44,769	$9,704	$13,445	$8,423	$13,197
Capital leases	21,674	8,221	13,453	—	—
Borrowings(1)	3,700,888	223,281	435,815	2,271,518	770,274
Purchase commitments(2)(3)	143,823	52,681	28,982	24,910	37,250
Obligations under TRAs(4)	589,684	157,150	270,501	15,979	146,054
Total	$4,500,838	$451,037	$762,196	$2,320,830	$966,775

(1)
Represents principal and variable interest payments due under our senior secured credit facilities and the loan agreement for our corporate headquarters facility as of December 31, 2016. Interest payments are approximately as follows: $92.2 million for less than 1 year; $173.4 million for 1 - 3 years; $147.3 million for 3 - 5 years and $43.5 million for more than 5 years. Variable interest payments were calculated using interest rates as of December 31, 2016.

(2)	Includes obligations related to software licenses, software maintenance support and telecommunication and network services.

(3)
We have agreements with third-party processors to provide gateway authorization and other processing services. These agreements require us to submit a minimum number of transactions for processing. If we submit a number of transactions that is less than the minimum, we are required to pay the third party processor’s fees that they would have received if we had submitted the required minimum number of transactions. Processing services includes amounts due under network sponsorship agreements.

(4)
Represents estimated TRA payments to various parties and cash payments to exercise the call options pursuant to which certain additional obligations of the Company under the Fifth Third and Mercury TRAs would be terminated. See Note 7 - Tax Receivable Agreements in “Item 8 - Financial Statements and Supplementary Data” for more details.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. We performed our most recent annual goodwill impairment test for all reporting units as of July 31, 2016 in accordance with ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” which permits us to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors evaluated include macroeconomic conditions, industry and market considerations, cost structure changes, overall financial performance and our historical share price. Based on this analysis, it was determined that it is not more likely than not that the fair value of the reporting units is less than the carrying value.

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

As of December 31, 2016 we had a total of 10 outstanding interest rate swaps. Of the 10 outstanding swaps, 4 of them cover an exposure period from June 2016 through June 2017 and have a combined notional balance of $1.1 billion. The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. As of December 31, 2016, we had $1.7 billion of variable rate debt not subject to a fixed rate swap effective at December 31, 2016. However, we have 6 interest rate cap agreements with a combined $1.0 billion notional balance and a cap strike rate of 0.75% covering an exposure period from January 2017 to January 2020.

Based on the amount outstanding under our senior secured credit facilities at December 31, 2016, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps effective at December 31, 2016, would cause an increase or decrease in interest expense of $16.8 million on an annual basis.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vantiv, Inc.
Symmes Township, Ohio

We have audited the accompanying consolidated statements of financial position of Vantiv, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vantiv, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 8, 2017

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
External customers	$3,504,129	$3,079,506	$2,496,899
Related party revenues	74,862	80,432	80,304
Total revenue	3,578,991	3,159,938	2,577,203
Network fees and other costs	1,674,230	1,478,202	1,174,665
Sales and marketing	582,251	503,949	396,353
Other operating costs	294,235	284,066	242,439
General and administrative	189,707	182,369	173,986
Depreciation and amortization	270,054	276,942	275,069
Income from operations	568,514	434,410	314,691
Interest expense—net	(109,534)	(105,736)	(79,701)
Non-operating income (expense)	(36,256)	(31,268)	177
Income before applicable income taxes	422,724	297,406	235,167
Income tax expense	141,853	88,177	66,177
Net income	280,871	209,229	168,990
Less: Net income attributable to non-controlling interests	(67,663)	(61,283)	(43,698)
Net income attributable to Vantiv, Inc.	$213,208	$147,946	$125,292
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$1.37	$1.02	$0.88
Diluted	$1.32	$0.95	$0.75
Shares used in computing net income per share of Class A common stock:
Basic	156,043,636	145,044,577	141,936,933
Diluted	162,115,549	200,934,442	199,170,813

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$280,871	$209,229	$168,990
Other comprehensive income (loss), net of tax:
Gain (loss) on cash flow hedges and other	4,053	(8,209)	(6,172)
Comprehensive income	284,924	201,020	162,818
Less: Comprehensive income attributable to non-controlling interests	(68,709)	(58,510)	(41,558)
Comprehensive income attributable to Vantiv, Inc.	$216,215	$142,510	$121,260

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$139,148	$197,096
Accounts receivable—net	940,052	680,033
Related party receivable	1,751	3,999
Settlement assets	152,490	143,563
Prepaid expenses	39,229	31,147
Other	15,188	61,661
Total current assets	1,287,858	1,117,499
Customer incentives	67,288	57,984
Property, equipment and software—net	348,553	308,009
Intangible assets—net	787,820	863,066
Goodwill	3,738,589	3,366,528
Deferred taxes	771,139	731,622
Other assets	42,760	20,718
Total assets	$7,044,007	$6,465,426
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$471,979	$364,878
Related party payable	3,623	4,698
Settlement obligations	801,381	677,502
Current portion of note payable to related party	7,557	10,353
Current portion of note payable	123,562	106,148
Current portion of tax receivable agreement obligations to related parties	191,014	31,232
Current portion of tax receivable agreement obligations	60,400	64,227
Deferred income	7,907	14,470
Current maturities of capital lease obligations	7,870	7,931
Other	13,719	13,940
Total current liabilities	1,689,012	1,295,379
Long-term liabilities:
Note payable to related party	143,577	181,169
Note payable	2,946,026	2,762,469
Tax receivable agreement obligations to related parties	451,318	801,829
Tax receivable agreement obligations	86,640	126,980
Capital lease obligations	13,223	21,801
Deferred taxes	62,148	15,836
Other	44,774	34,897
Total long-term liabilities	3,747,706	3,944,981
Total liabilities	5,436,718	5,240,360
Commitments and contingencies (See Note 10 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 161,134,831 shares outstanding at December 31, 2016; 155,488,326 shares outstanding at December 31, 2015	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 35,042,826 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	706,055	553,145
Retained earnings	689,512	476,304
Accumulated other comprehensive loss	(6,197)	(9,204)
Treasury stock, at cost; 2,710,195 shares at December 31, 2016 and 2,593,242 shares at December 31, 2015	(73,706)	(67,458)
Total Vantiv, Inc. equity	1,315,665	952,788
Non-controlling interests	291,624	272,278
Total equity	1,607,289	1,225,066
Total liabilities and equity	$7,044,007	$6,465,426
See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$280,871	$209,229	$168,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	270,054	276,942	240,802
Write-off of intangible asset	—	—	34,267
Amortization of customer incentives	25,818	18,256	12,032
Amortization and write-off of debt issuance costs	22,584	8,376	31,956
Share-based compensation expense	35,871	30,492	42,171
Deferred taxes	79,668	55,280	32,469
Excess tax benefit from share-based compensation	(12,167)	(16,707)	(13,420)
Tax receivable agreements non-cash items	19,527	28,171	(25,838)
Other	467	(945)	—
Change in operating assets and liabilities:
Accounts receivable and related party receivable	(212,862)	(70,194)	(94,326)
Net settlement assets and obligations	79,719	168,319	157,663
Customer incentives	(42,548)	(32,892)	(17,108)
Prepaid and other assets	39,636	11,324	(25,557)
Accounts payable and accrued expenses	92,749	57,861	53,172
Payable to related party	(1,075)	2,663	(433)
Other liabilities	(9,722)	11,703	(3,935)
Net cash provided by operating activities	668,590	757,878	592,905
Investing Activities:
Purchases of property and equipment	(118,194)	(84,730)	(103,179)
Acquisition of customer portfolios and related assets and other	(23,627)	(41,997)	(29,596)
Purchase of investments	—	—	(7,487)
Purchase of derivative instruments	(21,523)	—	—
Cash used in acquisitions, net of cash acquired	(406,777)	—	(1,658,694)
Net cash used in investing activities	(570,121)	(126,727)	(1,798,956)
Financing Activities:
Proceeds from issuance of long-term debt	3,234,375	—	3,443,000
Repayment of debt and capital lease obligations	(3,084,922)	(326,462)	(1,870,540)
Borrowings on revolving credit facility	1,250,000	177,000	—
Repayment of revolving credit facility	(1,250,000)	(177,000)	—
Payment of debt issuance costs	(20,115)	—	(38,092)
Proceeds from issuance of Class A common stock under employee stock plans	15,389	13,630	4,492
Warrant termination	—	(200,219)	—
Repurchase of Class A common stock	(81,369)	(200,406)	(59,364)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(6,248)	(16,527)	(17,801)
Settlement of certain tax receivable agreements	(159,274)	(94,022)	—
Payments under tax receivable agreements	(53,474)	(22,805)	(8,639)
Excess tax benefit from share-based compensation	12,167	16,707	13,420
Distribution to non-controlling interests	(12,934)	(12,892)	(22,911)
Other	(12)	—	—
(Decrease) increase in cash overdraft	—	(2,627)	2,627
Net cash (used in) provided by financing activities	(156,417)	(845,623)	1,446,192
Net (decrease) increase in cash and cash equivalents	(57,948)	(214,472)	240,141
Cash and cash equivalents—Beginning of period	197,096	411,568	171,427
Cash and cash equivalents—End of period	$139,148	$197,096	$411,568
Cash Payments:
Interest	$102,695	$98,971	$70,751
Taxes	51,140	6,565	35,157
Non-cash Items:
Issuance of tax receivable agreements to related parties	$171,162	$376,597	$109,400
Issuance of tax receivable agreement as contingent consideration	—	—	137,860
Assets acquired under capital lease obligations	—	—	12,997
 See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2016	$1,225,066	155,488	$1	35,043	$—	2,593	$(67,458)	$553,145	$476,304	$(9,204)	$272,278
Net income	280,871	—	—	—	—	—	—	—	213,208	—	67,663
Issuance of Class A common stock under employee stock plans, net of forfeitures	15,389	1,520	—	—	—	—	—	15,389	—	—	—
Excess tax benefit from employee share-based compensation	12,167	—	—	—	—	—	—	12,167	—	—	—
Repurchase of Class A common stock	(81,369)	(1,407)	—	—	—	—	—	(81,369)	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(6,248)	(117)	—	—	—	117	(6,248)	—	—	—	—
Exercise of warrant	—	5,651	—	—	—	—	—	25,022	—	—	(25,022)
Termination of certain tax receivable agreements	130,318	—	—	—	—	—	—	130,318	—	—	—
Issuance of tax receivable agreements	4,117	—	—	—	—	—	—	4,117	—	—	—
Unrealized gain on hedging activities, net of tax	4,053	—	—	—	—	—	—	—	—	3,007	1,046
Distribution to non-controlling interests	(12,934)	—	—	—	—	—	—	—	—	—	(12,934)
Share-based compensation	35,871	—	—	—	—	—	—	29,317	—	—	6,554
Other	(12)	—	—	—	—	—	—	(12)	—	—	—
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	17,961	—	—	(17,961)
Ending Balance, December 31, 2016	$1,607,289	161,135	$1	35,043	$—	2,710	$(73,706)	$706,055	$689,512	$(6,197)	$291,624

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2015	$1,300,586	145,455	$1	43,043	$—	2,174	$(50,931)	$629,353	$328,358	$(3,768)	$397,573
Net income	209,229	—	—	—	—	—	—	—	147,946	—	61,283
Issuance of Class A common stock under employee stock plans, net of forfeitures	13,630	1,523	—	—	—	—	—	13,630	—	—	—
Excess tax benefit from employee share-based compensation	16,707	—	—	—	—	—	—	16,707	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(16,527)	(419)	—	—	—	419	(16,527)	—	—	—	—
Warrant retirement	(144,568)	—	—	—	—	—	—	(129,173)	—	—	(15,395)
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	8,000	—	(8,000)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(200,406)	(4,446)	—	—	—	—	—	(200,406)	—	—	—
Termination of certain tax receivable agreements	58,191	—	—	—	—	—	—	58,191	—	—	—
Partial exercise of warrant	—	5,375	—	—	—	—	—	25,022	—	—	(25,022)
Issuance of tax receivable agreements	(21,167)	—	—	—	—	—	—	(21,167)	—	—	—
Unrealized loss on hedging activities and other, net of tax	(8,209)	—	—	—	—	—	—	—	—	(5,436)	(2,773)
Distribution to non-controlling interests	(12,892)	—	—	—	—	—	—	—	—	—	(12,892)
Share-based compensation	30,492	—	—	—	—	—	—	23,588	—	—	6,904
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	137,400	—	—	(137,400)
Ending Balance, December 31, 2015	$1,225,066	155,488	$1	35,043	$—	2,593	$(67,458)	$553,145	$476,304	$(9,204)	$272,278

See Notes to Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2014	$1,176,322	141,759	$1	48,823	$—	1,607	$(33,130)	$597,730	$203,066	$264	$408,391
Net income	168,990	—	—	—	—	—	—	—	125,292	—	43,698
Issuance of Class A common stock under employee stock plans, net of forfeitures	4,492	419	—	—	—	—	—	4,492	—	—	—
Excess tax benefit from employee share-based compensation	13,420	—	—	—	—	—	—	13,420	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(17,801)	(567)	—	—	—	567	(17,801)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with secondary offering	—	5,780	—	(5,780)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(59,364)	(1,936)	—	—	—	—	—	(59,364)	—	—	—
Issuance of tax receivable agreements	(17,400)	—	—	—	—	—	—	(17,400)	—	—	—
Unrealized loss on hedging activities and other, net of tax	(6,172)	—	—	—	—	—	—	—	—	(4,032)	(2,140)
Formation of joint venture	18,839	—	—	—	—	—	—	—	—	—	18,839
Distribution to non-controlling interests	(22,911)	—	—	—	—	—	—	—	—	—	(22,911)
Share-based compensation	42,171	—	—	—	—	—	—	32,103	—	—	10,068
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	58,372	—	—	(58,372)
Ending Balance, December 31, 2014	$1,300,586	145,455	$1	43,043	$—	2,174	$(50,931)	$629,353	$328,358	$(3,768)	$397,573

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

The Company provides electronic payment processing services to merchants and financial institutions throughout the United States of America and operates in two reportable segments, Merchant Services and Financial Institution Services. For more information about the Company’s segments, refer to Note 19 - Segment Information. The Company markets its services through diverse distribution channels, including national, regional and mid-market sales teams, third-party reseller clients and a telesales operation. The Company also has relationships with a broad range of referral partners that include merchant banks, independent software vendors (“ISVs”), value-added resellers (“VARs”), payment facilitators, independent sales organizations (“ISOs”) and trade associations as well as arrangements with core processors.

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

As of December 31, 2016, Vantiv, Inc. and Fifth Third owned interests in Vantiv Holding of 82.14% and 17.86%, respectively (see Note 9 - Controlling and Non-controlling Interests for changes in non-controlling interests).

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

Sponsorship

In order to provide electronic payment processing services, Visa, Mastercard and other payment networks require sponsorship of non-financial institutions by a member clearing bank. The Company has an agreement with Fifth Third (the “Sponsoring Member”) to provide sponsorship services to the Company through December 31, 2024. The Company also has agreements with certain other banks that provide sponsorship into the card networks.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Merchant Services

The Company’s Merchant Services segment revenue is primarily derived from processing credit and debit card transactions. Merchant Services revenue is primarily comprised of fees charged to businesses, net of interchange fees, for payment processing services, including authorization, capture, clearing, settlement and information reporting of electronic transactions. The fees charged consist of either a percentage of the dollar volume of the transaction or a fixed fee, or both, and are recognized at the time of the transaction. Merchant Services revenue also includes a number of revenue items that are incurred by the Company and are reimbursable as the costs are passed through to and paid by the Company’s clients. These items primarily consist of Visa, Mastercard and other payment network fees. In addition, for sales through referral partners in which the Company is the primary party to the contract with the merchant, the Company records the full amount of the fees collected from the merchant as revenue. Merchant Services segment revenue also includes revenue from ancillary services such as fraud management, equipment sales and terminal rent. Merchant Services revenue is recognized as services are performed.

Financial Institution Services

The Company’s Financial Institution Services segment revenues are primarily derived from debit, credit and automated teller machine (“ATM”) card transaction processing, ATM driving and support, and PIN debit processing services. Financial Institution Services revenue associated with processing transactions includes per transaction and account related fees, card production fees and fees generated from the Company’s Jeanie network. Financial Institution Services revenue related to card transaction processing is recognized when consumers use their client-issued cards to make purchases. Financial Institution Services also generates revenue through other services, including statement production, collections and inbound/outbound call centers for credit transactions and other services such as credit card portfolio analytics, program strategy and support, fraud and security management and chargeback and dispute services. Financial Institution Services revenue is recognized as services are performed.

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

•
Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, residual payments made to referral partners, and advertising and promotional costs.

•
Other operating costs primarily consist of salaries and benefits paid to operational and IT personnel, costs associated with operating the Company’s technology platform and data centers, information technology costs for processing transactions, product development costs, software fees and maintenance costs.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product development, legal and risk management, share-based compensation costs, equipment and occupancy costs and consulting costs.

•	Non-operating income (expense):

◦
Non-operating expense for the year ended December 31, 2016 relates to the change in fair value of the Mercury TRA entered into as part of the acquisition of Mercury (see Note 7 - Tax Receivable Agreements) and a charge related to the refinancing of the Company’s senior secured credit facilities in October 2016 (see Note 6 - Long-Term Debt).

◦	Non-operating expense for the year ended December 31, 2015 primarily relates to the change in the fair value of the Mercury TRA (see Note 7 - Tax Receivable Agreements).

◦
Non-operating income for the year ended December 31, 2014, consists of a benefit recorded as a result of a reduction in certain TRA liabilities (see Note 7 - Tax Receivable Agreements), partially offset by a charge related to the refinancing of the Company’s senior secured credit facilities in June 2014 (see Note 6 - Long-Term Debt) and the change in fair value of the Mercury TRA (see Note 7 - Tax Receivable Agreements).

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

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of December 31, 2016 and 2015, the Company had recorded no valuation allowances against deferred tax assets. See Note 14 - Income Taxes for further discussion of income taxes.

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents.

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of December 31, 2016 and 2015, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. Facilities, furniture and equipment and software are depreciated on a straight-line basis over their respective useful lives. Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the improvement or the term of the lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service.

The Company capitalizes certain costs related to computer software developed for internal use and amortizes such costs on a straight-line basis over an estimated useful life. Research and development costs incurred prior to establishing technological feasibility are charged to operations as such costs are incurred. Once technological feasibility has been established, costs are capitalized until the software is placed in service. See Note 3 - Property, Equipment and Software for additional information.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2016 in accordance with ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” which permits the Company to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on this analysis, it was determined that it is not more likely than not that the fair value of the reporting units is less than the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of December 31, 2016.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of December 31, 2016, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

Subsequent to the Mercury acquisition in June 2014, the Company decided to phase out an existing trade name used in the ISO channel within the Merchant Services segment. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the quarter ended June 30, 2014. The remaining fair value was amortized on a straight-line basis over the remaining estimated useful life of two years from July 2014 to June 2016.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The impact of adopting this standard on the Company’s consolidated financial statements is dependent upon the intrinsic value of share-based compensation awards at the time of exercise or vesting and may result in more variability in effective tax rates and net earnings and may also impact the diluted shares. The Company will adopt this ASU on January 1, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU amends the existing guidance by recognizing all leases, including operating leases, with a term longer than 12 months on the balance sheet and disclosing key information about the lease arrangements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The update requires modified retrospective transition, which requires application of the ASU at the beginning of the earliest comparative period presented in the year of adoption. The Company is forming a project team to evaluate the impact of the adoption of this principle on the Company’s consolidated financial statements. The Company anticipates adopting this ASU on January 1, 2019.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. As of December 31, 2015, the Company elected to early adopt this ASU on a prospective basis and therefore, prior years were not retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard was clarified in August 2015 with the issuance of ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. The change in accounting principle, resulting from the Company’s adoption of this ASU in December 2015, has been implemented and the results were not material to the Company’s consolidated statement of financial position.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company has formed a project team and is currently assessing the impact of the adoption of this principle on the Company’s consolidated financial statements. The Company anticipates adopting this ASU on January 1, 2018 using the modified retrospective approach.

2. BUSINESS COMBINATIONS

Acquisition of Moneris Solutions, Inc.

On December 21, 2016, the Company completed the acquisition of Moneris Solutions, Inc. (“Moneris USA”) by acquiring 100% of the issued and outstanding shares. Moneris USA is a provider of payment processing solutions offering credit, debit, wireless and online payment services for merchants in virtually every industry segment. This acquisition helps to further accelerate the Company’s growth.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, a portion of which is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset. The preliminary purchase price allocation is as follows (in thousands):

Cash acquired	$22,851
Current assets	44,967
Property and equipment	22
Intangible assets	75,000
Goodwill	372,061
Current liabilities	(63,322)
Deferred tax liability	(18,950)
Non-current liabilities	(3,001)
Total purchase price	$429,628

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

Intangible assets consist of customer relationship assets of $75 million with a weighted average estimated useful life of 5 years.

The Company incurred transaction expenses of approximately $12.3 million during the year ended December 31, 2016 in conjunction with the acquisition of Moneris USA, which are included within general and administrative expenses on the accompanying consolidated statement of income. From the acquisition date of December 21, 2016 through December 31, 2016, revenue and net income included in the accompanying statement of income for the year ended December 31, 2016 attributable to Moneris USA is not material.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The pro forma results of the Company reflecting the acquisition of Moneris USA were not material to our financial results and therefore have not been presented.

Acquisition of Mercury Payment Systems, LLC

On June 13, 2014, the Company completed the acquisition of Mercury Payment Systems, LLC (“Mercury”), acquiring all of the outstanding voting interest. Mercury was a payment technology and service leader whose solutions are integrated into point-of-sale software applications and brought to market through dealer and developer partners. This acquisition helps to accelerate the Company’s growth in the integrated payments channel. Final measurement period adjustments were recorded in the second quarter of 2015 for the acquired assets and liabilities.

The following table summarizes the purchase price consideration for Mercury (in thousands):

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

Simultaneously and in connection with the completion of the Mercury acquisition, the Company entered into a Tax Receivable Agreement (the “Mercury TRA”) with pre-acquisition owners of Mercury (“Mercury TRA Holders”). See Note 7 - Tax Receivable Agreements for further discussion of the Mercury TRA. The Mercury TRA is considered contingent consideration under ASC 805 as it is part of the consideration payable to the former owners of Mercury. In accordance with ASC 805, the contingent consideration is initially measured at fair value at the acquisition date and recorded as a liability. The Mercury TRA liability is therefore recorded at fair value based on estimates of discounted future cash flows associated with estimated payments to the Mercury TRA Holders. The liability recorded by the Company for the Mercury TRA obligations is re-measured at fair value at each reporting date with the change in fair value recognized in earnings as a non-operating expense.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following unaudited pro forma information shows the Company’s results of operations for the year ended December 31, 2014 as if the Mercury acquisition had occurred January 1, 2013. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date, nor is it intended to be indicative of future operating results.

Year Ended December 31,
2014
(in thousands, except share data)
Total revenue	$2,737,024
Income from operations	322,746
Net income including non-controlling interests	174,797
Net income attributable to Vantiv, Inc.	129,630
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.91
Diluted	$0.78
Shares used in computing net income per share of Class A common stock:
Basic	141,936,933
Diluted	199,170,813

The unaudited pro forma results include certain pro forma adjustments that were directly attributable to the business combination as follows:

•	additional amortization expense that would have been recognized relating to the acquired intangible assets,

•	adjustment of interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of Mercury historical debt, and

•	a reduction in non-operating expenses for acquisition-related transaction costs and debt refinancing costs incurred by the Company.

3. PROPERTY, EQUIPMENT AND SOFTWARE

A summary of the Company’s property, equipment and software is as follows (in thousands):

	Estimated Useful Life	December 31, 2016	December 31, 2015
Land	N/A	$6,401	$6,401
Building and improvements	15 - 40 years	34,298	33,938
Furniture and equipment	2 - 10 years	171,104	134,191
Software	3 - 8 years	412,490	319,866
Leasehold improvements	3 - 10 years	8,846	8,885
Work in progress		25,094	45,061
Accumulated depreciation		(309,680)	(240,333)
Property, equipment and software - net		$348,553	$308,009

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2016, 2015 and 2014 was $70.5 million, $76.6 million and $70.0 million, respectively.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2014	$2,716,516	$574,850	$3,291,366
Goodwill attributable to acquisition of Mercury (1)	75,162	—	75,162
Balance as of December 31, 2015	2,791,678	574,850	3,366,528
Goodwill attributable to acquisition of Moneris USA	372,061	—	372,061
Balance as of December 31, 2016	$3,163,739	$574,850	$3,738,589

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

Indefinite lived trade names are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Subsequent to the Mercury acquisition in June 2014, the Company decided to phase out an existing trade name used in the ISO channel. The trade name was originally expected to remain in use for the foreseeable future and therefore was deemed an indefinite lived intangible asset not subject to amortization. As a result of this decision, the remaining useful life was changed from indefinite to definite which resulted in the Company recording a charge to amortization expense of $34.3 million during the year ended December 31, 2014. The trade name was revalued utilizing an income approach using the relief-from-royalty method. The revised fair value of $6.7 million was subsequently amortized on a straight-line basis over the remaining estimated useful life of two years from July 2014 to June 2016.

The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.

As of December 31, 2016 and 2015, the Company’s finite lived intangible assets consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Customer relationship intangible assets	$1,671,581	$1,596,581
Trade name	—	21,733
Customer portfolios and related assets	178,480	129,734
Patents	955	366
	1,851,016	1,748,414
Less accumulated amortization on:
Customer relationship intangible assets	980,595	821,580
Trade name	—	14,350
Customer portfolios and related assets	82,601	49,418
	1,063,196	885,348
Intangible assets, net	$787,820	$863,066

Customer portfolios and related assets acquired during the years ended December 31, 2016 and 2015 have weighted-average amortization periods of 4.4 years and 4.8 years, respectively. Amortization expense on intangible assets for the years

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ended December 31, 2016, 2015 and 2014 was $199.6 million, $200.4 million and $205.1 million, respectively. For the year ended December 31, 2014, intangible amortization expense included the $34.3 million charge related to the phasing out of a trade name discussed above.

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

2017	$208,890
2018	190,639
2019	175,623
2020	97,702
2021	49,137

5. CAPITAL LEASES

The Company has various lease agreements for equipment that are classified as capital leases. The cost and accumulated depreciation of equipment under capital leases included in the accompanying statements of financial position within property and equipment were $36.6 million and $12.7 million, respectively, as of December 31, 2016 and $36.6 million and $4.4 million, respectively, as of December 31, 2015. Depreciation expense associated with capital leases for the years ended December 31, 2016, 2015, and 2014 was $8.3 million, $7.8 million and $6.0 million, respectively.

The future minimum lease payments required under capital leases and the present value of net minimum lease payments as of December 31, 2016 are as follows (in thousands):

Amount
2017	$8,221
2018	8,969
2019	4,484
Total minimum lease payments	21,674
Less: Amount representing interest	(581)
Present value of minimum lease payments	21,093
Less: Current maturities of capital lease obligations	(7,870)
Long-term capital lease obligations	$13,223

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. LONG-TERM DEBT

As of December 31, 2016 and 2015, the Company’s long-term debt consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Term A loan, maturing in October 2021(1)	$2,469,375	$—
Term B loan, maturing in October 2023(2)	765,000	—
Term A loan, maturing on June 13, 2019(3)	—	1,896,250
Term B loan, maturing on June 13, 2021(4)	—	1,179,000
Leasehold mortgage, expiring on August 10, 2021(5)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(131,119)	(116,501)
Less: Original issue discount	(3,631)	(6,024)
Less: Debt issuance costs	(20,153)	(19,218)
Note payable and note payable to related party	$3,089,603	$2,943,638

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 2.70% at December 31, 2016) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (March 2017 through December 2019), 1.875% per quarter during the next four quarters (March 2020 through December 2020) and 2.50% during the next three quarters (March 2021 through September 2021) with a balloon payment due at maturity.

(2)
Interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (250 basis points) (total rate of 3.25% at December 31, 2016) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(3)	Interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 2.33% at December 31, 2015).

(4)	Interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (300 basis points) (total rate of 3.75% at December 31, 2015).

(5)	Interest payable monthly at a fixed rate of 6.22%.

2016 Debt Refinancing

On October 14, 2016, Vantiv, LLC completed a debt refinancing by entering into a second amended and restated loan agreement (“Second Amended Loan Agreement”). The Second Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.5 billion term A loan, a $765.0 million term B loan and a $650.0 million revolving credit facility. The prior revolving credit facility was also terminated. The maturity date and debt service requirements relating to the new term A and term B loans are listed in the table above. The new revolving credit facility matures in October 2021 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility was 0.375% based on the Company’s leverage ratio at December 31, 2016. During the year ended December 31, 2016, the Company periodically borrowed under its revolving credit facility and repaid the amounts prior to year end. There were no outstanding borrowings on the revolving credit facility at December 31, 2016.

As of December 31, 2016, Fifth Third held $151.1 million of the term A loans, which is presented as note payable to related party on the consolidated statements of financial position.

As a result of the Company's 2016 debt refinancing, the Company expensed approximately $16.6 million, which consisted primarily of the write-offs of unamortized deferred financing fees and original issue discount (“OID”) associated with the component of the refinancing accounted for as a debt extinguishment and certain third party costs incurred in connection with the refinancing. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the year ended December 31, 2016.

2014 Debt Refinancing

On June 13, 2014, Vantiv, LLC completed a debt refinancing by entering into an amended and restated loan agreement (“Amended Loan Agreement”). The Amended Loan Agreement provided for senior secured credit facilities comprised of a $2.05 billion term A loan, a $1.4 billion term B loan and a $425 million revolving credit facility. Proceeds from the refinancing were primarily used to fund the Mercury acquisition and repay the prior term A loan with an outstanding balance of approximately $1.8 billion as of the date of refinancing. The related revolving credit facility was also terminated. The revolving credit facility originally matured in June 2019 and included a $100 million swing line facility and a $40 million letter of credit

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

facility. The commitment fee rate for the unused portion of the revolving credit facility was 0.375% per year. During the year ended December 31, 2015, the Company periodically borrowed under its revolving credit facility and repaid the amounts prior to year end. There were no outstanding borrowings on the revolving credit facility at December 31, 2015.

As of December 31, 2015, Fifth Third held $191.5 million of the term A loans, which is presented as note payable to related party on the consolidated statements of financial position.

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
Guarantees and Security

The Company’s debt obligations at December 31, 2016 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Second Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $25 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the Second Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At December 31, 2016, the Company was in compliance with these financial covenants.

7. TAX RECEIVABLE AGREEMENTS

As of December 31, 2016, the Company is party to several TRAs in which the Company agrees to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by the Company as a result of certain tax deductions. Payments under the TRAs will be based on the tax reporting positions of the Company and are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. The cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed below. The Company will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. The Company has entered into the following three TRAs:

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As discussed in Note 2 - Business Combinations, the Company entered into the Mercury TRA and recorded a liability of $192.5 million for the Mercury TRA and non-operating expenses of $19.5 million, $28.9 million and $14.6 million related to the change in fair value of the Mercury TRA during the years ended December 31, 2016, 2015 and 2014, respectively.

From time to time, the Company enters into repurchase addendums providing for the early settlement of certain obligations. The following table presents the Company’s TRA settlements and the impact of these settlements on the Company’s consolidated statement of financial position (in thousands):

TRA	Settlement Date	Cash Buyout Payment	Balance Sheet Obligation Prior to Settlement	Deferred Taxes and Other	Net Gain Recorded in Equity
Fifth Third	July 2016	$(116,294)	$330,711	$84,099	$130,318
Mercury	June 2016	(41,400)	41,400	—	—
Fifth Third	October 2015	(48,866)	140,024	32,967	58,191
Mercury	July 2015	(44,800)	44,800	—	—

As summarized in the table above, in July 2016, the Company entered into a purchase addendum in connection with the Company’s TRA with Fifth Third (the “Fifth Third TRA Addendum”) to terminate and settle a portion of the Company’s obligations owed to Fifth Third under the Fifth Third TRA and the NPC TRA. Under the terms of the Fifth Third TRA Addendum, the Company paid approximately $116.3 million to Fifth Third to settle approximately $330.7 million of obligations under the Fifth Third TRA, the difference of which was recorded as an addition to paid-in capital, net of deferred taxes.

In addition to the July 2016 Fifth Third TRA settlement presented in the table above, the Fifth Third TRA Addendum provides that the Company may be obligated to pay up to a total of approximately $170.7 million to Fifth Third to terminate and settle certain remaining obligations under the Fifth Third TRA and the NPC TRA, totaling an estimated $394.1 million, the difference of which will be recorded as an addition to paid-in capital upon the exercise of the Call Options or Put Options discussed below.

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

Under the terms of the Fifth Third TRA Addendum, in the unlikely event the Company does not exercise the relevant Call Option, Fifth Third is granted put options beginning March 20, 2017, June 20, 2017, September 20, 2017, December 20, 2017, March 20, 2018, June 20, 2018, September 20, 2018 and December 20, 2018, and ending March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively (collectively, the “Put Options”), pursuant to which certain additional obligations of the Company would be terminated and settled in consideration for cash payments with similar amounts to the Call Options.

The full carrying amount of the Fifth Third callable/puttable TRA obligations for the options exercisable within 12 months of the balance sheet date have been classified as current obligations in the accompanying statement of financial position ($157.7 million).

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Since Fifth Third is a significant stockholder of the Company, a special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the TRA Addendum.

During 2015, the Company entered into the Mercury TRA Addendum with each of the pre-acquisition owners of Mercury ("Mercury TRA Holders"). The Mercury TRA Addendum contains the following provisions to acquire a significant portion of the Mercury TRA:

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

Except to the extent the Company’s obligations under the Mercury TRA, the Fifth Third TRA and NPC TRA have been terminated and settled in full in accordance with the terms of the Mercury TRA and Fifth Third TRA Addendums, the Mercury TRA, Fifth Third TRA and NPC TRA will remain in effect, and the parties thereto will continue to have all rights and obligations thereunder.

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes (see Note 15 - Fair Value Measurements). The following table reflects TRA activity and balances for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Balance as of December 31, 2013	2014 TRA Payment	2014 Secondary Offering	Acquisition of Mercury	Change in Value	Balance as of December 31, 2014
TRA with Fifth Third Bank	$559,700	$(8,639)	$109,400	$—	$(40,399)	$620,062
Mercury TRA	—	—	—	137,860	14,560	152,420
Total	$559,700	$(8,639)	$109,400	$137,860	$(25,839)	$772,482

	Balance as of December 31, 2014	2015 TRA Payment	2015 TRA Settlements	2015 Secondary Offering	Purchase Accounting Adjustment	Change in Value	Balance as of December 31, 2015
TRA with Fifth Third Bank	$620,062	$(22,805)	$(140,024)	$376,597	$—	$(769)	$833,061
Mercury TRA	152,420	—	(44,800)	—	54,647	28,940	191,207
Total	$772,482	$(22,805)	$(184,824)	$376,597	$54,647	$28,171	$1,024,268

	Balance as of December 31, 2015	2016 TRA Payment	2016 TRA Settlements	2016 Secondary Offering	Change in Value	Balance as of December 31, 2016
TRA with Fifth Third Bank	$833,061	$(31,233)	$(330,711)	$171,162	$53	$642,332
Mercury TRA	191,207	(22,241)	(41,400)	—	19,474	147,040
Total	$1,024,268	$(53,474)	$(372,111)	$171,162	$19,527	$789,372

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the secondary offerings and exchange of units of Vantiv Holding by Fifth Third Bank discussed in Note 12 - Capital Stock, the Company recorded the following (in thousands):

Secondary Offerings by Year	TRA Liability	Deferred Tax Asset	Net Equity
2016	$171,162	$175,279	$(4,117)
2015	376,597	355,430	21,167
2014	109,400	92,000	17,400

The timing and/or amount of aggregate payments due under the TRAs outside of the call/put structures may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred. The contractually obligated payments under the TRA obligations paid in January 2014, 2015 and 2016 are in the tables above. The Company made a payment under the TRA obligations of approximately $55.7 million in January 2017. The January 2017 payment is recorded as current portion of tax receivable agreement obligations on the accompanying consolidated statement of financial position. Unless settled under the terms of the repurchase addenda, the term of the TRAs will continue until all the underlying tax benefits have been utilized or expired.

8. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of December 31, 2016 and 2015, the Company’s derivative instruments consisted of interest rate swaps, which hedged the variable rate debt by converting floating-rate payments to fixed-rate payments. In addition to the interest rate swaps, in March 2016 the Company entered into interest rate cap agreements in exchange for an upfront premium of $21.5 million. These interest rate cap agreements cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract. As of December 31, 2016 the interest rate cap agreements had a fair value of $23.2 million, classified within other current and non-current assets on the Company’s consolidated statements of financial position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes.

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

The Company’s interest rate contracts qualify for hedge accounting under ASC 815, Derivatives and Hedging. Therefore, the effective portion of changes in fair value were recorded in AOCI and will be reclassified into earnings in the same period during which the hedged transactions affect earnings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses a combination of interest rate swaps

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and caps as part of its interest rate risk management strategy. As of December 31, 2016, the Company had a total of 10 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 10 outstanding interest rate swaps, 4 of them cover an exposure period from June 2016 through June 2017 and have a combined notional balance of $1.1 billion. The remaining 6 interest rate swaps cover an exposure period from January 2016 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 4 of the 10 outstanding interest rate swaps with notional balances ranging from $262.5 million to $250.0 million. Additionally, as of December 31, 2016, the Company had a total of 6 interest rate cap agreements with a combined notional balance of $1.0 billion, cap strike rate of 0.75%, covering an exposure period from January 2017 to January 2020.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	December 31, 2016	December 31, 2015
Interest rate contracts	Other current assets	$2,144	$—
Interest rate contracts	Other long-term assets	21,085	—
Interest rate contracts	Other current liabilities	9,551	9,343
Interest rate contracts	Other long-term liabilities	5,507	9,885

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of December 31, 2016, the Company estimates that $11.2 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying consolidated statements of comprehensive income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Derivatives in cash flow hedging relationships:
Amount of loss recognized in OCI (effective portion) (1)	$(6,858)	$(18,836)	$(11,240)
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	(12,735)	(6,990)	(3,040)
Amount of loss recognized in earnings (2)	—	—	(1)

(1)	“OCI” represents other comprehensive income.

(2)	For the year ended December 31, 2014, amount represents hedge ineffectiveness.

Credit Risk Related Contingent Features

As of December 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $15.9 million.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2016, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of $15.9 million.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As of December 31, 2016, Vantiv, Inc.’s interest in Vantiv Holding was 82.14%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2014	145,455,008	43,042,826	188,497,834
% of ownership	77.17%	22.83%
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock in connection with December 2015 secondary offering	8,000,000	(8,000,000)	—
Fifth Third exchange of Class C units of Vantiv Holding for shares of Class A common stock in connection with partial warrant exercise	5,374,592	—	5,374,592
Share repurchases	(4,445,551)	—	(4,445,551)
Equity plan activity (1)	1,104,277	—	1,104,277
As of December 31, 2015	155,488,326	35,042,826	190,531,152
% of ownership	81.61%	18.39%
Fifth Third exchange of Class C units of Vantiv Holding for shares of Class A common stock in connection with remaining warrant exercise	5,651,432	—	5,651,432
Share repurchases	(1,406,600)	—	(1,406,600)
Equity plan activity (1)	1,401,673	—	1,401,673
As of December 31, 2016	161,134,831	35,042,826	196,177,657
% of ownership	82.14%	17.86%

(1)
Includes stock issued under the equity plans less Class A common stock withheld to satisfy employee tax withholding obligations upon vesting or exercise of employee equity awards and forfeitures of restricted Class A common stock awards.

As a result of the changes in ownership interests in Vantiv Holding, periodic adjustments are made in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on changes in the proportionate ownership interests in Vantiv Holding during those periods.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income	$280,871	$209,229	$168,990
Items not allocable to non-controlling interests:
Vantiv, Inc. expenses (1)	81,059	55,111	7,725
Vantiv Holding net income	$361,930	$264,340	$176,715

Net income attributable to non-controlling interests of Fifth Third (2)	$65,789	$58,938	$43,022
Net income attributable to joint venture non-controlling interest (3)	1,874	2,345	676
Total net income attributable to non-controlling interests	$67,663	$61,283	$43,698

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

In connection with the separation from Fifth Third, Fifth Third received a warrant that allows for the purchase of up to 20.4 million Class C Non-Voting Units of Vantiv Holding at an exercise price of $15.98 per unit. The warrant was valued at approximately $65.4 million at June 30, 2009 and was recorded as a component of non-controlling interest on the accompanying statements of financial position.

On December 2, 2015, the Company entered into a warrant cancellation agreement (the "Warrant Cancellation Agreement") with Fifth Third to cancel a portion of the warrant. The Warrant Cancellation Agreement cancelled the rights under the warrant to purchase 4.8 million Class C Units of Vantiv Holding for aggregate consideration of $200 million paid by the Company to Fifth Third. Following the effectiveness of the Warrant Cancellation Agreement, Fifth Third net exercised a portion of the warrants it held to purchase 5.4 million Class C Units of Vantiv Holding. As of December 31, 2015, Fifth Third held the rights to purchase 7.8 million Class C Units of Vantiv Holding which are exchangeable for Class A common stock. The remaining warrant held by Fifth Third in the amount of $25 million was recorded as a component of non-controlling interest on the accompanying statements of financial position as of December 31, 2015.

On November 28, 2016, Fifth Third net exercised the remaining warrant it held to purchase approximately 5.7 million Class C Units of Vantiv Holding. The value of the warrant exercised in the amount of $25 million was reclassified out of non-controlling interests to additional paid-in capital on the accompanying statements of financial position.

10. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Leases

The Company leases office space under non-cancelable operating leases that expire between March 2017 and December 2045. Future minimum commitments under these leases are as follows (in thousands):

Year Ended December 31,
2017	9,704
2018	7,636
2019	5,809
2020	4,375
2021	4,048
Thereafter	13,197
Total	$44,769

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Rent expense for the years ended December 31, 2016, 2015 and 2014 was approximately $9.4 million, $11.6 million and $9.9 million, respectively.

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

11. EMPLOYEE BENEFIT PLANS

The Company offers a defined contribution savings plan to virtually all Company employees. The plan provides for elective, pre-tax or after tax participant contributions and Company matching contributions. Expenses associated with the defined contribution savings plan for the years ended December 31, 2016, 2015 and 2014 were $10.1 million, $9.1 million and $7.3 million, respectively.

12. CAPITAL STOCK

Common Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 890,000,000 shares of Class A common stock with a par value of $0.00001 per share and 100,000,000 shares of Class B common stock with no par value per share. The Class A and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders; however, the holders of shares of Class B common stock shall be limited to voting power, including voting power associated with any Class A common stock held, of 18.5% at any time other than in connection with a stockholder vote with respect to a change of control. Also, holders of Class B common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to the holders of Class A common stock. The holders of Class B common stock hold one share of Class B common stock for each Vantiv Holding Class B unit they hold. The Class B units of Vantiv Holding may be exchanged for shares of Class A common stock on a one-for-one basis or, at the Company’s option, for cash equal to the fair value of the shares tendered for exchange. Upon exchange of any Class B units of Vantiv Holding, an equal number of shares of Class B common stock automatically will be cancelled. The Class A common stock and Class B common stock vote together as a single class, except that the holders of Class B common stock are entitled to elect a number of the Company’s directors equal to the percentage of the voting power of all of the outstanding common stock represented by the Class B common stock but not exceeding 18.5% of the board of directors. Fifth Third holds all of the issued and outstanding Class B common stock.

As of December 31, 2016, 161,134,831 shares of Class A common stock and 35,042,826 shares of Class B common stock were issued and outstanding.

Secondary Offerings

In March 2014, a secondary offering took place in which Advent sold its remaining 18.8 million shares of the Company’s Class A common stock. In June 2014, a secondary offering took place in which Fifth Third sold 5.8 million shares of the Company’s Class A common stock.

On December 8, 2015, subsequent to the Warrant Cancellation Agreement and the Partial Warrant Exercise on December 2, 2015 as discussed in Note 9 - Controlling and Non-Controlling Interests, a secondary offering took place in which Fifth Third sold 13.4 million shares of the Company’s Class A common stock.

On November 28, 2016, subsequent to Fifth Third’s exercise of the remaining warrant, a secondary offering took place in which Fifth Third sold approximately 4.8 million shares of the Company’s Class A common stock.

The Company did not receive any proceeds from the sales noted above.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Share Repurchases

On February 12, 2014, the Company's board of directors approved a program to repurchase up to $300 million of the Company’s Class A common stock. During the year ended December 31, 2014, approximately 1.9 million shares were repurchased under this program for approximately $59.4 million, which completed the remaining 2013 share repurchase authorization and resulted in approximately $275 million available under the February 2014 authorization. During the year ended December 31, 2015, approximately 4.4 million shares were repurchased for approximately $200 million.

On October 25, 2016, the board of directors authorized a program to repurchase up to an additional $250 million of the Company's Class A common stock. In connection with Fifth Third’s net exercise of the remaining warrant discussed in Note 9 - Controlling and Non-controlling Interests, the Company repurchased approximately 850,000 shares of its Class A common stock from Fifth Third for approximately $50.8 million. During the year ended December 31, 2016, approximately $1.4 million shares were repurchased under the programs for approximately $81.4 million, which completed the repurchases under the February 2014 authorization and resulted in approximately $243 million available for repurchase under the October 2016 authorization. The repurchased shares were immediately retired.

Purchases under the programs may be made from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing and amount of any purchases will be determined by management based on an evaluation of market conditions, stock price and other factors. The Company’s share repurchase program does not obligate it to acquire any specific number or amount of shares, there is no guarantee as to the exact number or amount of shares that may be repurchased, if any, and the Company may discontinue purchases at any time that it determines additional purchases are not warranted.

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2016, there was no preferred stock outstanding.

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to Vantiv, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of December 31, 2016.

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

Restricted Stock Awards

The Company grants restricted stock awards to certain employees which vest based on the recipient’s continued employment or service to the Company (“Time Awards”).

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The grant date fair value of the restricted stock awards is based on the quoted fair market value of our common stock on the grant date. The weighted-average grant date fair value of restricted stock awards granted during the years ended 2016 and 2015 was $50.08 and $38.10, respectively. There were no restricted stock awards granted in 2014. The total fair value of restricted stock awards vested was $1.2 million, $47.2 million and $53.4 million in 2016, 2015 and 2014, respectively.

The following table presents the number and weighted-average grant date fair value of the restricted stock awards for the year ended December 31, 2016:

	Restricted Class A Common Stock - Time Awards	Weighted Average Grant Date Fair Value	Restricted Class A Common Stock - Performance Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	166,454	$35.22	332,840	$37.86
Granted	24,998	50.80	241,544	50.01
Vested	(24,089)	14.00	—	—
Forfeited	(6,053)	41.42	(27,646)	41.95
Non-vested at December 31, 2016	161,310	$40.57	546,738	$43.02

Restricted Stock Units

The Company issues restricted stock units to directors and certain employees, which typically vest on the first anniversary of the grant date (for directors) and in equal annual increments over three to four years beginning on the first anniversary of the date of grant (for employees). The grant date fair value of the restricted stock units is based on the quoted fair market value of our common stock at the award date. The weighted-average grant date fair value of restricted stock units granted during the years ended 2016, 2015 and 2014 was $51.75, $38.42 and $31.30, respectively. The total fair value of restricted stock units vested was $18.3 million, $10.5 million and $5.1 million in 2016, 2015 and 2014, respectively.

The following table presents the number and weighted-average grant date fair value of the restricted stock units for the year ended December 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	988,007	$31.24
Granted	420,817	51.75
Vested	(344,212)	28.06
Forfeited	(141,330)	36.40
Non-vested at December 31, 2016	923,282	$40.98

Stock Options

The Company grants stock options to certain key employees. The stock options vest in 25% annual increments beginning on the first anniversary of the date of grant, subject to the participant’s continued service through each such vesting date. All stock options are nonqualified stock options and expire on the tenth anniversary of the grant date.

During the year ended December 31, 2014, under the terms of the Mercury transaction agreement, the Company replaced unvested employee stock options held by certain employees of Mercury. The number of replacement stock options was based on a conversion factor into equivalent stock options of the Company on the acquisition date. The weighted average fair value of the replacement options was calculated on the acquisition date using the Black-Scholes option pricing model. The replacement stock options typically vest over four and a half years with 22.22% of the awards vesting after one year and the remainder in quarterly increments, subject to the participant’s continued service through each such vesting date. Per the applicable option agreement, if a participant is terminated without cause within the prescribed acceleration period (which range

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

from 12 to 24 months following the acquisition), then such replacement options shall immediately become fully vested and exercisable at the time of such termination to the extent not then vested and not previously cancelled. The replacement options are nonqualified stock options and expire on the tenth anniversary of the original grant date. See Note 2 - Business Combinations for additional details.

The following table summarizes stock option activity for the year ended December 31, 2016:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2015	2,310,243	$26.74	8.01	$47,780
Granted	695,666	50.02
Exercised	(537,871)	21.43		18,379
Expired	(9,033)	31.39
Forfeited	(257,563)	33.09
Outstanding options at December 31, 2016	2,201,442	$35.21	7.72	$53,738

Options exercisable at December 31, 2016	608,076	$26.24	6.69	$20,299

For the years ended December 31, 2016, 2015, and 2014 the total aggregate intrinsic value of options exercised was $18.4 million, $17.5 million, and $4.4 million, respectively. The weighted-average grant date fair value was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

			2014
	2016	2015	Vantiv Grant	Mercury Replacement Options
Number of options granted	695,666	707,738	710,297	1,750,519
Weighted average exercise price	$50.01 - $52.04	$37.10	$31.02	$10.18 - $29.79
Expected option life at grant (in years)	6.25	6.25	6.25	3.00 - 6.00
Expected volatility	24.77%	26.33%	25.00%	24.80% - 30.80%
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.41% - 1.45%	1.67%	1.93%	0.93% - 1.96%
Fair value	$13.92 - $14.43	$11.04	$9.07	$17.75 - $22.10

The expected option life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method” allowed under SEC guidance. The Company used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Since the Company’s publicly traded stock history is relatively short, expected volatility is based on the Company’s historical volatility and the historical volatility of a group of peer companies. The Company does not intend to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant.

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

Additionally, associated with an acquisition in 2013, the Company issued performance share units to certain employees subject to the achievement of certain financial and non-financial performance measures through 2016.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The grant date fair value of the performance share units is based on the quoted fair market value of our common stock on the grant date. For the years ended December 31, 2016, 2015 and 2014, the weighted-average grant date fair value of performance share units granted was $50.04, $39.16, and $31.02, respectively, and the total fair value of performance share units vested was $17.1 million, $1.2 million, and $2.0 million, respectively.

The following table presents the number and weighted-average grant date fair value of the performance share units for the year ended December 31, 2016:

	Performance Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	472,518	$29.73
Granted	72,813	50.04
Incremental shares upon completion of performance goals	154,024	21.95
Vested	(325,459)	22.48
Forfeited	(57,195)	31.73
Non-vested at December 31, 2016	316,701	$37.70

The share-based compensation expense related to the performance share units granted in 2014 ("2014 PSUs") was initially estimated based on target performance and was adjusted as appropriate throughout the performance period based on the shares expected to be earned at that time. The 2014 PSUs are included in the table above as non-vested at December 31, 2016 at target, or 100%. On January 30, 2017, the Compensation Committee of the Company’s Board of Directors certified the achievement of the performance goals for the 2014 PSUs, which had a performance period of January 1, 2014 to December 31, 2016, at the maximum 200% of the target number of shares (150,739 shares incremental to those included in the table above for the 2014 PSUs).

Employee Share Purchase Plan

In 2016 the Company began offering an Employee Stock Purchase Plan (“ESPP”). The ESPP has 2.5 million shares of common stock reserved for issuance. Full-time and benefits-eligible part-time employees who have completed at least one year of service are eligible to participate. Temporary, seasonal and employees subject to Section 16 reporting are excluded. Shares may be purchased at 85% of the market value at the end of the offering period through accumulation of payroll deductions. The ESPP provides for six month offerings commencing on January 1 and July 1 of each year with purchases on June 30 and December 31 of each year. For the year ended December 31, 2016, the expense related to the ESPP’s 15% discount is included in total share-based compensation expense disclosed below.

For the years ended December 31, 2016, 2015 and 2014, total share-based compensation expense was $35.9 million, $30.5 million and $42.2 million, respectively. Related tax benefits recorded in the accompanying consolidated statements of income totaled $10.9 million in 2016, $8.8 million in 2015 and $12.9 million in 2014. At December 31, 2016, there was approximately $57.9 million of unrecognized share-based compensation expense, which is expected to be recognized over a remaining weighted-average period of approximately 2.4 years.

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of applicable income taxes (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income tax expense:
U.S. income taxes	$57,966	$28,586	$29,234
State and local income taxes	4,219	4,311	4,474
Total current tax expense	62,185	32,897	33,708
Deferred income tax expense (benefit):
U.S. income taxes	70,786	55,553	36,070
State and local income taxes	8,882	(273)	(3,601)
Total deferred tax expense	79,668	55,280	32,469
Applicable income tax expense	$141,853	$88,177	$66,177

A reconciliation of the U.S. income tax rate and the Company’s effective tax rate for all periods is provided below:

	Year Ended December 31,
	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes-net of federal benefit	2.8	2.7	2.6
Effect of changes in deferred tax rates	0.1	(1.9)	(3.1)
Non-controlling interest	(4.6)	(5.9)	(5.6)
Other-net	0.3	(0.3)	(0.8)
Effective tax rate	33.6%	29.6%	28.1%

Deferred income tax assets and liabilities are comprised of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets
Net operating losses	$14,085	$25,569
Employee benefits	69	55
Other assets	2,236	2,316
Other accruals and reserves	89,239	79,925
Partnership basis	771,311	728,532
Deferred tax assets	876,940	836,397
Deferred tax liabilities
Property and equipment	(13,677)	(9,840)
Goodwill and intangible assets	(150,687)	(109,988)
Deferred tax liability	(164,364)	(119,828)
Deferred tax asset-net	$712,576	$716,569

As part of the acquisitions of NPC Group, Inc. (“NPC”) and Mercury, the Company acquired federal and state tax loss carryforwards. As of December 31, 2016, the cumulative federal and state tax loss carryforwards were approximately $38.0 million and $16.9 million, respectively. Federal tax loss carryforwards will expire in 2030 and state tax loss carryforwards will expire between 2020 and 2035.

The partnership basis included in the above table is the result of a difference between the tax basis and book basis of Vantiv, Inc.’s investment in Vantiv Holding. Vantiv Holding, a partnership for tax purposes, has an Internal Revenue Code election in place to adjust the tax basis of partnership property to fair market value related to the portion of the partnership

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

interest transferred, through an exchange of units of Vantiv Holding by its members. Included in partnership basis in the table above are deferred tax assets resulting from the increase in tax basis generated by the exchange of units of Vantiv Holding in connection with the IPO and subsequent secondary offerings. See Note 7 - Tax Receivable Agreements for discussion of deferred tax assets as a result of the secondary offerings and exchange of units of Vantiv Holding.

Deferred tax assets are reviewed to determine whether the available evidence allows the Company to recognize the tax benefits. To the extent that a tax asset is not expected to be realized, the Company records a valuation allowance against the deferred tax assets. The Company has recorded no valuation allowance during the years ended December 31, 2016 or 2015.

A provision for federal, state and local income taxes has been recorded on the statements of income for the amounts of such taxes the Company is obligated to pay or amounts refundable to the Company. At December 31, 2016 and 2015, the Company recorded an income tax receivable of approximately $8.3 million and $53.2 million, respectively, which is included in other current assets on the Company’s consolidated statements of financial position.

The Company accounts for uncertainty in income taxes under ASC 740, Income Taxes. As of December 31, 2016 and 2015, the Company had no material uncertain tax positions. If a future liability does arise related to uncertainty in income taxes, the Company has elected an accounting policy to classify interest and penalties, if any, as income tax expense.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	2016			2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$23,229	$—	$—	$—	$—
Liabilities:
Interest rate contracts	$—	$15,058	$—	$—	$19,228	$—
Mercury TRA	—	—	147,040	—	—	191,207

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2016 and 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 8 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable input used in the fair value measurement of the Mercury TRA is the discount rate, which was approximately 14% as of December 31, 2016 and 2015. Any significant increase (decrease) in this input would result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The change in value of the Mercury TRA from December 31, 2015 to December 31, 2016 consists of the increase in fair value of $19.5 million and the decrease from payments of $63.6 million related to the Mercury TRA obligations and the exercised call option. The Company recorded non-operating expenses of $19.5 million and $28.9 million related to the change in fair value during the years ended December 31, 2016 and 2015, respectively. See Note 7 - Tax Receivable Agreements for further discussion of the Mercury TRA including the roll forward of the fair value.

The following table summarizes carrying amounts and estimated fair values for the Company’s financial instrument liabilities that are not reported at fair value in our consolidated statements of financial position as of December 31, 2016 and 2015 (in thousands):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$3,220,722	$3,250,025	$3,060,139	$3,064,989

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

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third’s non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding (“Class B units”), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an “if-converted” basis. Due to the Company’s structure as a C corporation and Vantiv Holding’s structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company’s income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. During the year ended

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016, approximately 35.0 million weighted-average Class B units of Vantiv Holding were excluded in computing diluted net income per share because including them would have had an antidilutive effect. As the Class B units of Vantiv Holding were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share for the year ended December 31, 2016. The adjusted effective tax rate used in the calculation was 36.0% for the years ended December 31, 2016 and 2015 and 36.5% for the year ended December 31, 2014. As of December 31, 2016 and 2015 there were approximately 35.0 million Class B units outstanding, respectively, and 43.0 million outstanding as of December 31, 2014.

In addition to the Class B units discussed above, potentially dilutive securities during the years ended December 31, 2016, 2015 and 2014 included restricted stock awards, restricted stock units, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options, performance awards and ESPP purchase rights. During the year ended December 31, 2016, 2015 and 2014, approximately 660,204, 472,518 and 508,097, respectively, performance awards have been excluded as the applicable performance metrics had not been met as of the reporting dates.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Year Ended December 31,
	2016	2015	2014
Basic:
Net income attributable to Vantiv, Inc.	$213,208	$147,946	$125,292
Shares used in computing basic net income per share:
Weighted-average Class A common shares	156,043,636	145,044,577	141,936,933
Basic net income per share	$1.37	$1.02	$0.88
Diluted:
Consolidated income before applicable income taxes	$—	$297,406	$235,167
Income tax expense excluding impact of non-controlling interest	—	107,066	85,836
Net income attributable to Vantiv, Inc.	$213,208	$190,340	$149,331
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	156,043,636	145,044,577	141,936,933
Weighted-average Class B units of Vantiv Holding	—	42,521,087	45,472,332
Warrant	4,959,501	11,866,595	10,121,483
Stock options	531,165	545,180	318,175
Restricted stock awards, restricted stock units and employee stock purchase plan	510,694	696,273	1,321,890
Performance awards	70,553	260,730	—
Diluted weighted-average shares outstanding	162,115,549	200,934,442	199,170,813
Diluted net income per share	$1.32	$0.95	$0.75

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the years ended December 31, 2016, 2015 and 2014 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Year Ended December 31, 2016
Net change in fair value recorded in accumulated OCI	$(14,336)	$(6,858)	$2,106	$(4,752)	$1,269	$(3,483)	$(17,819)
Net realized loss reclassified into earnings (a)	5,132	12,735	(3,930)	8,805	(2,315)	6,490	11,622
Other	—	—	—	—	—	—	—
Net change	$(9,204)	$5,877	$(1,824)	$4,053	$(1,046)	$3,007	$(6,197)

Year Ended December 31, 2015
Net change in fair value recorded in accumulated OCI	$(5,288)	$(18,836)	$5,490	$(13,346)	$4,298	$(9,048)	$(14,336)
Net realized loss reclassified into earnings (a)	1,732	6,990	(2,065)	4,925	(1,525)	3,400	5,132
Other	(212)	212	—	212	—	212	—
Net change	$(3,768)	$(11,634)	$3,425	$(8,209)	$2,773	$(5,436)	$(9,204)

Year Ended December 31, 2014
Net change in fair value recorded in accumulated OCI	$(5)	$(11,240)	$3,114	$(8,126)	$2,843	$(5,283)	$(5,288)
Net realized loss reclassified into earnings (a)	269	3,040	(874)	2,166	(703)	1,463	1,732
Other	—	(212)	—	(212)	—	(212)	(212)
Net change	$264	$(8,412)	$2,240	$(6,172)	$2,140	$(4,032)	$(3,768)

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(1)  The years ended December 31, 2016, 2015 and 2014, reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

18. RELATED PARTY TRANSACTIONS

In connection with the Company’s separation from Fifth Third on June 30, 2009, the Company entered into various agreements which provide for services provided to or received from Fifth Third. Subsequent to the separation from Fifth Third, the Company continues to enter into various business agreements with Fifth Third. Transactions under these agreements are discussed below and throughout these notes to the accompanying consolidated financial statements. As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third currently holds 35,042,826 shares of Class B common stock representing 17.9% of the voting interests in Vantiv, Inc. and 35,042,826 Class B units of Vantiv Holding representing a 17.9% ownership interest in Vantiv Holding.

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Agreements

As discussed in Note 6 - Long-Term Debt, the Company had certain debt arrangements outstanding and available from Fifth Third. For the years ended December 31, 2016, 2015 and 2014, interest expense associated with these arrangements was $4.2 million, $4.4 million and $5.4 million, respectively, and commitment fees were $0.1 million, $0.2 million and $0.2 million, respectively.

Lease Agreement

The Company leases or subleases a number of office and/or data center locations with Fifth Third. Related party rent expense was approximately $3.7 million for the year ended December 31, 2016 and $3.8 million for the years ended December 31, 2015 and 2014.

Service Processing and Other Service Agreements

In July 2016, the Company amended and extended its Master Services Agreement with Fifth Third (the “EFT Service Agreement”), expiring in June 2019, through December 2024. The EFT Service Agreement is exclusive and provides Fifth Third and its subsidiary depository institutions with various electronic fund transfer, or EFT, services including debit card processing and ATM terminal driving services. Revenue for the EFT Service Agreement and other services is in the related party revenues line on the Company’s consolidated statement of income.

Referral Agreement

In July 2016, the Company amended and extended its exclusive referral arrangement with Fifth Third, expiring in June 2019, through December 2024. Commercial and retail merchant clients of Fifth Third and its subsidiary depository institutions that request merchant (credit or debit card) acceptance services are referred exclusively to us. In return for these referrals and the resulting merchant relationships, we make ongoing incentive payments to Fifth Third. Costs associated with this agreement totaled $0.7 million, $0.3 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Clearing, Settlement and Sponsorship Agreement and Treasury Management Agreement

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Fifth Third is a member of the Visa, Mastercard and other payment network associations. Fifth Third is the Company’s primary sponsor into the respective card associations. In July 2016, the Company amended and extended its agreement with Fifth Third, expiring in June 2019, through December 2024. Fifth Third also provides access to certain cash and treasury management services to the Company. For the years ended December 31, 2016, 2015 and 2014, the Company paid Fifth Third approximately $2.9 million, $2.3 million and $2.8 million, respectively, for these services. As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, the Company holds certain cash and cash equivalents on deposit at Fifth Third. At December 31, 2016 and 2015, approximately $90.5 million and $149.7 million, respectively, was held on deposit at Fifth Third. Interest income on deposits held at Fifth Third during the year ended December 31, 2014 was approximately $1.7 million. The interest income on such amounts during 2016 and 2015 was immaterial.

Other Non-material Services

The Company continues to receive certain other non-material services from Fifth Third. The total expense for other services provided by Fifth Third for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.4 million and $0.5 million, respectively.

19. SEGMENT INFORMATION

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

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Year Ended December 31, 2016
	Merchant Services	Financial Institution Services	Total
Total revenue	$3,082,951	$496,040	$3,578,991
Network fees and other costs	1,537,072	137,158	1,674,230
Sales and marketing	557,942	24,309	582,251
Segment profit	$987,937	$334,573	$1,322,510

	Year Ended December 31, 2015
	Merchant Services	Financial Institution Services	Total
Total revenue	$2,656,906	$503,032	$3,159,938
Network fees and other costs	1,321,312	156,890	1,478,202
Sales and marketing	478,736	25,213	503,949
Segment profit	$856,858	$320,929	$1,177,787

	Year Ended December 31, 2014
	Merchant Services	Financial Institution Services	Total
Total revenue	$2,100,367	$476,836	$2,577,203
Network fees and other costs	1,033,801	140,864	1,174,665
Sales and marketing	367,998	28,355	396,353
Segment profit	$698,568	$307,617	$1,006,185

Vantiv, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total segment profit	$1,322,510	$1,177,787	$1,006,185
Less: Other operating costs	(294,235)	(284,066)	(242,439)
Less: General and administrative	(189,707)	(182,369)	(173,986)
Less: Depreciation and amortization	(270,054)	(276,942)	(275,069)
Less: Interest expense—net	(109,534)	(105,736)	(79,701)
Less: Non-operating income (expense)	(36,256)	(31,268)	177
Income before applicable income taxes	$422,724	$297,406	$235,167

20. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited results of operations on a quarterly basis for the years ended December 31, 2016 and 2015.

	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016	Dec 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015
	(dollars in thousands)
Revenue	$955,132	$914,019	$891,217	$818,623	$852,334	$815,998	$785,995	$705,611
Network fees and other costs	452,720	423,361	410,736	387,413	399,159	385,548	362,349	331,146
Net revenue	502,412	490,658	480,481	431,210	453,175	430,450	423,646	374,465
Sales and marketing	148,521	153,248	144,844	135,638	132,488	132,481	122,925	116,055
Other operating costs	74,771	72,162	73,599	73,703	72,213	66,563	76,551	68,739
General and administrative	55,876	40,727	49,120	43,984	45,974	41,492	47,060	47,843
Depreciation and amortization	70,504	66,086	65,234	68,230	70,843	70,638	67,659	67,802
Income from operations	$152,740	$158,435	$147,684	$109,655	$131,657	$119,276	$109,451	$74,026
Net income	$62,958	$87,004	$78,461	$52,448	$70,392	$59,148	$52,693	$26,996
Net income (loss) attributable to Vantiv, Inc.	$47,847	$66,296	$59,327	$39,738	$50,929	$41,492	$36,536	$18,989
Net income (loss) per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.30	$0.43	$0.38	$0.26	$0.35	$0.29	$0.25	$0.13
Diluted	$0.29	$0.41	$0.38	$0.25	$0.31	$0.27	$0.24	$0.13

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2016. In accordance with Sarbanes Oxley rules and regulations, which allow for a one year integration period, management has not conducted an assessment of internal control over financial reporting at Moneris Solutions, Inc. (“Moneris USA”), which was acquired on December 21, 2016. Moneris USA had approximately 7.5% of the Company’s total assets and less than 1% of the Company’s total revenue, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. Moneris USA will be included in the Company’s risk assessment and testing of internal controls in 2017.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vantiv, Inc.
Symmes Township, Ohio

We have audited the internal control over financial reporting of Vantiv, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Moneris Solutions, Inc., which was acquired on December 21, 2016 and whose financial statements constitute approximately 7.5% of total assets and less than 1% of total revenue of the consolidated financial statements as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Moneris Solutions, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 8, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 8, 2017

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to Vantiv’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is available on our website (http://investors.vantiv.com) under “Corporate Governance.” We will also provide a copy of these documents to any person, without charge, upon request, by writing to us at Vantiv, Inc., Investor Relations Department, 8500 Governor’s Hill Drive, Symmes Township, Ohio 45249. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and the location specified above.

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
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2016 regarding the Company’s equity compensation plans.

	[a]	[b]	[c]
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])

Plan category
Equity compensation plans approved by stockholders	3,258,982	$37.32	27,113,901	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	3,258,982	$37.32	27,113,901	(3)(4)

(1)	Column [a] includes the following outstanding equity-based awards:

•	1,968,233 stock options;

•	974,048 restricted stock units; and

•	316,701 performance share units.

(2)	The weighted-average exercise price set forth in this column is calculated without regard to restricted stock units and performance share units, which do not have any exercise price.

(3)
Equity compensation plans consist of the Vantiv, Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) and the Vantiv, Inc. Employee Stock Purchase Plan (the “ESPP”). The 2012 Equity Incentive Plan had 35.5 million shares initially authorized for issuance. In addition to these 35.5 million shares, the following shares will become available for grant under the 2012 Equity Incentive Plan, and, to the extent such shares became available as of December 31, 2016, they are included in the table above as available for grant: (i) shares covered by outstanding awards under the 2012 Equity Incentive Plan that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; and (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally. The ESPP had 2.5 million shares initially authorized for issuance. As of December 31, 2016, 2.4 million shares remain available for issuance under the ESPP.

(4)
Additionally, at the time of the acquisition of Mercury Payment Systems, LLC, the Company registered and issued 1.8 million shares under the Mercury Payment Systems, LLC 2010 Unit Incentive Plan, as Restated and Assumed by Vantiv, Inc. The awards issued were stock options, which have been excluded in the table above. As of December 31, 2016 there were 233,209 outstanding options remaining with a weighted-average exercise price of $17.39 and 309,708 awards available to be issued due to forfeitures subsequent to the acquisition.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements
Our consolidated financial statements are set forth in “Item 8 - Financial Statements and Supplementary Data” of this report.

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

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (PARENT COMPANY ONLY)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
General and administrative	$366	$745	$181
Loss from operations	(366)	(745)	(181)
Non-operating income (expense), net	(58)	(359)	40,399
Income (loss) before income taxes and equity in net income of subsidiaries	(424)	(1,104)	40,218
Income tax expense	80,635	54,007	47,943
Loss before equity in net income of subsidiaries	(81,059)	(55,111)	(7,725)
Equity in net income of subsidiaries	294,267	203,057	133,017
Net income attributable to Vantiv, Inc.	$213,208	$147,946	$125,292

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (PARENT COMPANY ONLY)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income attributable to Vantiv, Inc.	$213,208	$147,946	$125,292
Other comprehensive income (loss), net of tax	3,007	(5,436)	(4,032)
Comprehensive income attributable to Vantiv, Inc.	$216,215	$142,510	$121,260

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)
(In thousands)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Tax refund receivable	$1,452	$51,998
Total current assets	1,452	51,998
Investment in subsidiaries	1,260,427	1,008,907
Deferred taxes	769,365	731,258
Total assets	$2,031,244	$1,792,163
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$2,548	$795
Payable to subsidiaries	70,699	5,519
Current portion of tax receivable agreement obligations to related parties	191,014	31,232
Total current liabilities	264,261	37,546
Long-term liabilities:
Tax receivable agreement obligations to related parties	451,318	801,829
Total long-term liabilities	451,318	801,829
Total liabilities	715,579	839,375
Equity:
Total Vantiv, Inc. equity	1,315,665	952,788
Total liabilities and equity	$2,031,244	$1,792,163

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income attributable to Vantiv, Inc.	$213,208	$147,946	$125,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(294,267)	(203,057)	(133,017)
Deferred taxes	54,540	24,662	27,395
Tax receivable agreements non-cash items	53	(769)	(40,399)
Distributions from subsidiaries	84,844	68,892	58,551
Excess tax benefit from share-based compensation	(12,167)	(16,707)	(13,420)
Change in operating assets and liabilities, net	20,030	28,834	(9,151)
Net cash provided by operating activities	66,241	49,801	15,251
Investing Activities:
Proceeds from sale of Class A units in Vantiv Holding	87,617	216,933	77,165
Purchase of Class A units in Vantiv Holding	(15,389)	(13,630)	(4,492)
Net cash provided by investing activities	72,228	203,303	72,673
Financing Activities:
Advances from subsidiaries, net	70,699	5,519	(20,032)
Proceeds from exercise of Class A common stock options	15,389	13,630	4,492
Repurchase of Class A common stock	(81,369)	(200,406)	(59,364)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(6,248)	(16,527)	(17,801)
Settlement of certain tax receivable agreements	(117,874)	(49,222)	—
Payments under tax receivable agreements	(31,233)	(22,805)	(8,639)
Excess tax benefit from share-based compensation	12,167	16,707	13,420
Net cash used in financing activities	(138,469)	(253,104)	(87,924)
Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents—Beginning of period	—	—	—
Cash and cash equivalents—End of period	$—	$—	$—

Cash Payments:
Taxes	$6,843	$2,323	$28,583
Non-cash Items:
Issuance of tax receivable agreements	$171,162	$376,597	$109,400

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Vantiv, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

1. BASIS OF PRESENTATION

For Vantiv, Inc.’s presentation (Parent Company only), the investment in subsidiaries is accounted for using the equity method. The condensed parent company financial statements and notes should be read in conjunction with the consolidated financial statements and notes of Vantiv, Inc. appearing in this Annual Report on Form 10-K.

Vantiv, Inc. is a holding company that does not conduct any business operations of its own and therefore its assets consist primarily of investments in subsidiaries. Vantiv Inc.’s cash inflows are primarily from cash dividends and distributions and other transfers from Vantiv Holding. Vantiv, Inc. may not be able to access cash generated by its subsidiaries in order to fulfill cash commitments or to pay cash dividends on its common stock. The amounts available to Vantiv, Inc. to fulfill cash commitments or to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. For a discussion on the tax receivable agreements, see Note 7- Tax Receivable Agreements in the consolidated financial statements and notes of Vantiv, Inc. appearing in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTIV, INC.

Dated:	February 8, 2017	By:	/s/ CHARLES D. DRUCKER
Name: Charles D. Drucker
Title: President and Chief Executive Officer

Dated:	February 8, 2017	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	February 8, 2017	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer

Exhibit 24.1
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES D. DRUCKER	Chief Executive Officer, President and Director	February 8, 2017
Charles D. Drucker	(Principal Executive Officer)

/s/ MARK L. HEIMBOUCH	Sr. Executive Vice President and Chief Operating Officer and Director	February 8, 2017
Mark L. Heimbouch

/s/ JEFFREY STIEFLER	Chairman	February 8, 2017
Jeffrey Stiefler

/s/ LEE ADREAN	Director	February 8, 2017
Lee Adrean

/s/ GARY L. LAUER	Director	February 8, 2017
Gary L. Lauer

/s/ KEVIN COSTELLO	Director	February 8, 2017
Kevin Costello

/s/ DAVID KARNSTEDT	Director	February 8, 2017
David Karnstedt

/s/ LARS ANDERSON	Director	February 8, 2017
Lars Anderson

/s/ LISA HOOK	Director	February 8, 2017
Lisa Hook

/s/ BOON SIM	Director	February 8, 2017
Boon Sim

/s/ MARK SUNDAY	Director	February 8, 2017
Mark Sunday

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated as of November 10, 2016, by and among National Processing Company, Moneris Solutions Corporation, and Vantiv, LLC, as guarantor of National Processing’s obligations.
3.1	Amended and Restated Certificate of Incorporation of Vantiv, Inc.	10-Q	001-35462	3.1	May 8, 2012
3.2	Amended and Restated Bylaws of Vantiv, Inc.	8-K	001-35462	3.2	November 22, 2016
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-177875	4.1	March 14, 2012
10.1	Second Amended and Restated Limited Liability Company Agreement of Vantiv Holding, LLC.	10-Q	001-35462	10.1	May 8, 2012
10.2	Advancement Agreement by and among Vantiv Holding, LLC and Vantiv, Inc.	10-Q	001-35462	10.2	May 8, 2012
10.3	Exchange Agreement among Vantiv, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units from time to time party thereto.	10-Q	001-35462	10.3	May 8, 2012
10.4	Registration Rights Agreement by and among Vantiv, Inc. and the stockholders party thereto.	10-Q	001-35462	10.4	May 8, 2012
10.5	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank and FTPS Partners, LLC.	10-Q	001-35462	10.6	May 8, 2012
10.6	Tax Receivable Agreement by and among Vantiv, Inc., Fifth Third Bank, FTPS Partners, LLC, the Advent Stockholders, Advent International Corporation and JPDN Enterprises, LLC.	10-Q	001-35462	10.9	May 8, 2012
10.7	Amendment and Restatement Agreement, dated as of October 14, 2016, among Vantiv, LLC, Vantiv Holding, LLC, the other Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto.	8-K	001-35462	10.1	October 18, 2016
10.8	Second Amended and Restated Loan Agreement, dated as of October 14, 2016, by and among Vantiv, LLC, various lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other agents party thereto.	8-K	001-35462	10.2	October 18, 2016
10.9+	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for Holders of Phantom Units under the Vantiv Holding, LLC Management Phantom Equity Plan.	S-1/A	333-177875	10.24	March 5, 2012
10.9.1+	Form of Restricted Stock Award Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan for the Chief Executive Officer.	S-1/A	333-177875	10.38	March 14, 2012
10.9.2+	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors Under the Vantiv, Inc. 2012 Equity Incentive Plan.	S-1/A	333-177875	10.39	March 14, 2012
10.9.3+	Form of Stock Option Grant Notice and Option Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.1	May 6, 2013
10.9.4+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.2	May 6, 2013
10.9.5+	Form of Performance Share Unit Award Notice and Performance Share Unit Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.3	May 6, 2013
10.9.6+	Revised Form of Performance Share Award Notice and Performance Share Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.12.7	February 10, 2016
10.10+	Amended and Restated Offer Letter, dated as of March 15, 2012, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.26	March 16, 2012
10.11+	Amended and Restated Offer Letter, dated as of February 27, 2012, by and between Vantiv, LLC and Mark L. Heimbouch.	S-1/A	333-177875	10.27	March 14, 2012
10.12+	Amended and Restated Offer Letter, dated as of February 27, 2012, by and between Vantiv, LLC and Royal Cole.	S-1/A	333-177875	10.35	March 14, 2012
10.13+	Offer Letter, dated as of May 12, 2014, by and between Vantiv, LLC and Matt Taylor.	10-K	001-35462	10.17	February 10, 2016
10.13.1+	Offer Letter, dated as of November 14, 2014, by and between Vantiv, LLC and Kimberly Martin.	10-K	001-35462	10.17.1	February 10, 2016
10.13.2+	Confirmation Letter, dated as of April 26, 2016, by and between Vantiv, LLC and Stephanie Ferris.	10-Q	001-35462	10.1	April 27, 2016

10.14+	Non-Competition, Non-Solicitation and Confidentiality Agreement made as of June 30, 2009, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.28	March 5, 2012
10.15+	Form of Vantiv, LLC Non-Competition, Non-Solicitation and Confidentiality Agreement for executive officers.	S-1/A	333-177875	10.29	March 5, 2012
10.16+	Form of Indemnification Agreement.	S-1/A	333-177875	10.37	March 16, 2012
10.17†	Master Services Agreement, dated as of July 27, 2016, by and between Fifth Third Bancorp and Vantiv, LLC.	10-Q	001-35462	10.3	July 28, 2016
10.18†	Clearing, Settlement and Sponsorship Services Agreement, dated July 27, 2016, by and between Vantiv, LLC and Fifth Third Bank.	10-Q	001-35462	10.3	July 28, 2016
10.19	Tax Receivable Agreement, dated as of May 12, 2014, by and among NPC Group, Inc.; Silver Lake Partners III DE, LP; SLP III Quicksilver Feeder I, LP; Silver Lake Technology Investors III, L.P.; MPS 1, Inc.; Mercury Payment Systems II, LLC; Vantiv, LLC; and certain other parties listed on Schedule B thereto.	8-K	001-35462	10.3	June 19, 2014
10.20+	Mercury Payment Systems, LLC 2010 Unit Incentive Plan, as Restated and Assumed by Vantiv, Inc.	S-8	333-196911	4.3	June 19, 2014
10.21+	Form of Restricted Share Grant Notice and Restricted Share Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.3	April 30, 2015
10.22+	Form of Performance Share Grant Notice and Performance Share Agreement under the Vantiv, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.4	April 30, 2015
10.23	Repurchase Addendum to Tax Receivable Agreement, dated as of July 24, 2015 by and among NPC Group, Inc.; Silver Lake Partners III DE, L.P.; SLP III Quicksilver Feeder I, L.P.; Silver Lake Technology Associates III, L.P.; Silver Lake Technology Investors III, L.P.; Durango FI, LLC (f/k/a MPS 1, Inc.); Mercury Payment Systems II, LLC; Vantiv, LLC; and certain other parties listed on Schedule A thereto.	10-Q	001-35462	10.1	July 29, 2015
10.24	Tax Receivable Purchase Addendum, dated as of October 23, 2015, by and between Vantiv, Inc. and Fifth Third Bank.	10-Q	001-35462	10.1	October 28, 2015
10.24.1	Tax Receivable Purchase Addendum, dated as of July 27, 2016, by and between Vantiv, Inc. and Fifth Third Bank.	10-Q	001-35462	10.3	July 28, 2016
10.25	Warrant Cancellation Agreement, dated as of December 2, 2015, by and between Vantiv Holding, LLC and Fifth Third Bank.	8-K	001-35462	10.1	December 2, 2015
10.26	Stock Repurchase Agreement, dated as of November 20, 2016, by and between Vantiv, Inc. and Fifth Third Bank.	8-K	001-35462	10.1	November 23, 2016
10.27+	Employee Stock Purchase Plan, amended as of October 27, 2015.	10-K	001-35462	10.32	February 10, 2016
10.28+	Amended and Restated Executive Severance Plan, dated as of November 8, 2015.	10-K	001-35462	10.33	February 10, 2016
10.29+	Vantiv, Inc. 2012 Equity Incentive Plan, dated as of November 8, 2015.	10-K	001-35462	10.34	February 10, 2016
11.1	Statement re computation of per share earnings (incorporated by reference to Notes to the Financial Statements included in Part II of this Report).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

†	Confidential treatment granted as to certain portions by the SEC.

+	Indicates a management contract or compensatory plan.