Form 10-Q
period 2017-03-31
Vantiv, Inc.
filed 2017-04-26
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of March 31, 2017, there were 162,031,218 shares of the registrant’s Class A common stock outstanding and 35,042,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2017

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
External customers	$911,981	$797,571
Related party revenues	16,221	21,052
Total revenue	928,202	818,623
Network fees and other costs	458,092	387,413
Sales and marketing	155,040	135,638
Other operating costs	75,924	73,703
General and administrative	89,298	43,984
Depreciation and amortization	76,086	68,230
Income from operations	73,762	109,655
Interest expense—net	(29,170)	(27,729)
Non-operating expenses	(4,124)	(5,652)
Income before applicable income taxes	40,468	76,274
Income tax expense	5,167	23,826
Net income	35,301	52,448
Less: Net income attributable to non-controlling interests	(6,416)	(12,710)
Net income attributable to Vantiv, Inc.	$28,885	$39,738
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.18	$0.26
Diluted	$0.17	$0.25
Shares used in computing net income per share of Class A common stock:
Basic	160,876,177	155,397,360
Diluted	197,496,680	196,777,827

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$35,301	$52,448
Other comprehensive gain (loss), net of tax:
Gain (loss) on cash flow hedges	4,805	(8,111)
Comprehensive income	40,106	44,337
Less: Comprehensive income attributable to non-controlling interests	(7,655)	(10,559)
Comprehensive income attributable to Vantiv, Inc.	$32,451	$33,778

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$138,281	$139,148
Accounts receivable—net	883,728	940,052
Related party receivable	1,359	1,751
Settlement assets	154,358	152,490
Prepaid expenses	35,386	39,229
Other	28,400	15,188
Total current assets	1,241,512	1,287,858
Customer incentives	67,142	67,288
Property, equipment and software—net	369,036	348,553
Intangible assets—net	750,304	787,820
Goodwill	3,739,825	3,738,589
Deferred taxes	745,221	771,139
Other assets	31,042	42,760
Total assets	$6,944,082	$7,044,007
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$464,402	$471,979
Related party payable	3,760	3,623
Settlement obligations	762,140	801,381
Current portion of note payable to related party	7,557	7,557
Current portion of note payable	123,562	123,562
Current portion of tax receivable agreement obligations to related parties	222,444	191,014
Current portion of tax receivable agreement obligations	53,841	60,400
Deferred income	9,702	7,907
Current maturities of capital lease obligations	7,913	7,870
Other	11,034	13,719
Total current liabilities	1,666,355	1,689,012
Long-term liabilities:
Note payable to related party	141,688	143,577
Note payable	2,916,289	2,946,026
Tax receivable agreement obligations to related parties	347,131	451,318
Tax receivable agreement obligations	74,990	86,640
Capital lease obligations	11,049	13,223
Deferred taxes	63,463	62,148
Other	54,345	44,774
Total long-term liabilities	3,608,955	3,747,706
Total liabilities	5,275,310	5,436,718
Commitments and contingencies (See Note 7 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 162,031,218 shares outstanding at March 31, 2017; 161,134,831 shares outstanding at December 31, 2016	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 35,042,826 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	737,813	706,055
Retained earnings	717,589	689,512
Accumulated other comprehensive loss	(2,631)	(6,197)
Treasury stock, at cost; 2,797,903 shares at March 31, 2017 and 2,710,195 shares at December 31, 2016	(79,383)	(73,706)
Total Vantiv, Inc. equity	1,373,389	1,315,665
Non-controlling interests	295,383	291,624
Total equity	1,668,772	1,607,289
Total liabilities and equity	$6,944,082	$7,044,007
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income	$35,301	$52,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	76,086	68,230
Amortization of customer incentives	6,680	7,177
Amortization of debt issuance costs	1,154	1,591
Share-based compensation expense	10,580	8,352
Deferred taxes	20,000	16,964
Excess tax benefit from share-based compensation	—	(6,940)
Tax receivable agreements non-cash items	4,131	5,652
Other	153	—
Change in operating assets and liabilities:
Accounts receivable and related party receivable	56,474	(30,196)
Net settlement assets and obligations	(41,109)	(62,257)
Customer incentives	(7,190)	(15,602)
Prepaid and other assets	(7,049)	(9,675)
Accounts payable and accrued expenses	(8,512)	(10,801)
Payable to related party	137	520
Other liabilities	(3,168)	3,820
Net cash provided by operating activities	143,668	29,283
Investing Activities:
Purchases of property and equipment	(27,871)	(27,883)
Acquisition of customer portfolios and related assets and other	(4,339)	(76)
Purchase of derivative instruments	—	(21,523)
Net cash used in investing activities	(32,210)	(49,482)
Financing Activities:
Borrowings on revolving credit facility	570,000	765,000
Repayment of revolving credit facility	(570,000)	(765,000)
Repayment of debt and capital lease obligations	(35,588)	(41,767)
Payment of debt issuance costs	(1,098)	—
Proceeds from issuance of Class A common stock under employee stock plans	6,630	3,795
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(5,677)	(5,605)
Settlement of certain tax receivable agreements	(15,118)	—
Payments under tax receivable agreements	(55,695)	(53,474)
Excess tax benefit from share-based compensation	—	6,940
Distributions to non-controlling interests	(5,779)	(4,220)
Other	—	(12)
Net cash used in financing activities	(112,325)	(94,343)
Net decrease in cash and cash equivalents	(867)	(114,542)
Cash and cash equivalents—Beginning of period	139,148	197,096
Cash and cash equivalents—End of period	$138,281	$82,554
Cash Payments:
Interest	$27,488	$25,931
Taxes	250	13,170
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2017	$1,607,289	161,135	$1	35,043	$—	2,710	$(73,706)	$706,055	$689,512	$(6,197)	$291,624
Cumulative effect of accounting change	491	—	—	—	—	—	—	1,299	(808)	—	—
Net income	35,301	—	—	—	—	—	—	—	28,885	—	6,416
Issuance of Class A common stock under employee stock plans, net of forfeitures	6,630	984	—	—	—	—	—	6,630	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(5,677)	(88)	—	—	—	88	(5,677)	—	—	—	—
Settlement of certain tax receivable agreements	15,132	—	—	—	—	—	—	15,132	—	—	—
Unrealized gain on hedging activities, net of tax	4,805	—	—	—	—	—	—	—	—	3,566	1,239
Distribution to non-controlling interests	(5,779)	—	—	—	—	—	—	—	—	—	(5,779)
Share-based compensation	10,580	—	—	—	—	—	—	8,697	—	—	1,883
Ending Balance, March 31, 2017	$1,668,772	162,031	$1	35,043	$—	2,798	$(79,383)	$737,813	$717,589	$(2,631)	$295,383

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2016	$1,225,066	155,488	$1	35,043	$—	2,593	$(67,458)	$553,145	$476,304	$(9,204)	$272,278
Net income	52,448	—	—	—	—	—	—	—	39,738	—	12,710
Issuance of Class A common stock under employee stock plans, net of forfeitures	3,795	954	—	—	—	—	—	3,795	—	—	—
Excess tax benefit from employee share-based compensation	6,940	—	—	—	—	—	—	6,940	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(5,605)	(106)	—	—	—	106	(5,605)	—	—	—	—
Unrealized loss on hedging activities, net of tax	(8,111)	—	—	—	—	—	—	—	—	(5,960)	(2,151)
Distribution to non-controlling interests	(4,220)	—	—	—	—	—	—	—	—	—	(4,220)
Share-based compensation	8,352	—	—	—	—	—	—	6,821	—	—	1,531
Other	(12)	—	—	—	—	—	—	(12)	—	—	—
Ending Balance, March 31, 2016	$1,278,653	156,336	$1	35,043	$—	2,699	$(73,063)	$570,689	$516,042	$(15,164)	$280,148

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

The Company provides electronic payment processing services to merchants and financial institutions throughout the United States of America and operates in two reportable segments, Merchant Services and Financial Institution Services. For more information about the Company’s segments, refer to Note 11 - Segment Information. The Company markets its services through diverse distribution channels, including national, regional and mid-market sales teams, third-party reseller clients and a telesales operation. The Company also has relationships with a broad range of referral partners that include merchant banks, independent software vendors (“ISVs”), value-added resellers (“VARs”), payment facilitators, independent sales organizations (“ISOs”) and trade associations, as well as arrangements with core processors.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include those of Vantiv, Inc. and all subsidiaries thereof, including its majority-owned subsidiary, Vantiv Holding, LLC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in connection with the Company’s 2016 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. All intercompany balances and transactions have been eliminated.

As of March 31, 2017, Vantiv, Inc. and Fifth Third Bank (“Fifth Third”) owned interests in Vantiv Holding of 82.22% and 17.78%, respectively (see Note 6 - Controlling and Non-controlling Interests for changes in non-controlling interests).

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

Share Repurchase Program

In October 2016, our board of directors authorized a program to repurchase up to $250 million of our Class A common stock. The Company has approximately $243 million of share repurchase authority remaining as of March 31, 2017 under this authorization.

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

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product development, legal and risk management, share-based compensation costs, equipment, occupancy and consulting costs. The three months ended March 31, 2017 includes a charge related to a settlement agreement stemming from legacy litigation of an acquired company.

•	Non-operating expenses during the three months ended March 31, 2017 and 2016 primarily relate to the change in fair value of a tax receivable agreement (“TRA”) (see Note 8 - Fair Value Measurements).

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of shares issued under the Employee Stock Purchase Plan (“ESPP”), as restricted stock awards and performance awards is measured based on the market price of the Company’s stock on the grant date. In 2017, the Compensation Committee of the Company’s Board of Directors approved a resolution that stock options, restricted shares and restricted stock units shall vest or become exercisable in three equal annual installments beginning on the first anniversary of the grant date.

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this ASU on January 1, 2017. Under previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of $8.6 million in income tax expense, rather than in paid-in capital, for the three months ended March 31, 2017.

Additionally, under ASU 2016-09, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company has elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in an increase to operating cash flow of $8.6 million for the three months ended March 31, 2017, and the prior year period has not been adjusted. The presentation requirements for cash flows related to employee taxes paid for withheld shares have no impact to the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

Prior to adopting ASU 2016-09 the Company estimated forfeitures as part of share-based compensation expense. Under ASU 2016-09, an entity can make an election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The Company has elected to account for forfeitures as they occur. The cumulative-effect of this change in election resulted in an increase to additional paid-in capital of $1.3 million, an increase to deferred tax assets of $0.5 million, and a decrease to retained earnings of $0.8 million at the beginning of 2017.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of approximately 505,000 shares for the three months ended March 31, 2017.

For the three months ended March 31, 2017 and 2016 total share-based compensation expense was $10.6 million and $8.4 million, respectively.

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to Vantiv, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of March 31, 2017.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of March 31, 2017 and December 31, 2016, the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 12.8% and 31.2% respectively, for the three months ended March 31, 2017 and 2016. The effective tax rate for each period reflects the impact of the Company’s non-controlling interests not being taxed at the statutory corporate tax rates. The effective tax rate for the three months ended March 31, 2017, includes an $8.6 million credit to income tax expense relating to excess tax benefits as a result of the Company’s adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. These facilities, furniture and equipment and software are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 8 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of the lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of March 31, 2017 and December 31, 2016 was $330.6 million and $309.7 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2016 in accordance with ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” which permits the Company to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on this analysis, it was determined that it is not more likely than not that the fair value of the reporting units is less than the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of March 31, 2017.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of March 31, 2017, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Tax Receivable Agreements

As of March 31, 2017, the Company is party to several TRAs in which the Company agrees to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by the Company as a result of certain tax deductions. Payments under the TRAs will be based on the tax reporting positions of the Company and are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. The cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed below. The Company will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. The Company has entered into the following three TRAs:

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

In 2016, the Company entered into a purchase addendum in connection with the Company’s TRA with Fifth Third (the “Fifth Third TRA Addendum”) to terminate and settle a portion of the Company’s obligations owed to Fifth Third under the Fifth Third TRA and the NPC TRA. Under the terms of the Fifth Third TRA Addendum, the Company paid approximately $116.3 million to Fifth Third to settle approximately $330.7 million of obligations under the Fifth Third TRA, the difference of which was recorded as an addition to paid-in capital, net of deferred taxes.

In addition to the 2016 Fifth Third TRA settlement discussed above, the Fifth Third TRA Addendum provides that the Company may be obligated to pay up to a total of approximately $170.7 million to Fifth Third to terminate and settle certain remaining obligations under the Fifth Third TRA and the NPC TRA, totaling an estimated $394.1 million, the difference of which will be recorded as an addition to paid-in capital upon the exercise of the Call Options or Put Options discussed below.

Under the terms of the Fifth Third TRA Addendum, beginning March 1, 2017, June 1, 2017, September 1, 2017,

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In March 2017, Fifth Third exercised the March 2017 put option under the Fifth Third TRA Addendum and the Company made the $15.1 million payment to the Fifth Third TRA Holders, which results in a net gain recorded in equity of approximately $15.1 million after taxes.

The full carrying amount of the Fifth Third callable/puttable TRA obligations for the options exercisable within 12 months of the balance sheet date have been classified as current obligations in the accompanying balance sheet ($177.4 million).

Since Fifth Third is a significant stockholder, a special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the TRA Addendum.

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

•	In June 2016, the Company exercised the December 2015 Call Option under the Mercury TRA Addendum and made the related payment to the Mercury TRA Holders.

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

The timing and/or amount of aggregate payments due under the TRAs outside of the call/put structures may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred. The Company made payments under the TRA obligations of approximately $55.7 million and $53.5 million in January 2017

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and January 2016, respectively. Unless settled under the terms of the repurchase addenda, the term of the TRAs will continue until all the underlying tax benefits have been utilized or expired.

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

Cash acquired	$22,851
Current assets	44,725
Property and equipment	22
Intangible assets	76,500
Goodwill	373,297
Current liabilities	(65,924)
Deferred tax liability	(18,950)
Non-current liabilities	(2,893)
Total purchase price	$429,628

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Intangible assets consist of customer relationship assets of $76.5 million with a weighted average estimated useful life of 5 years.

The pro forma results of the Company reflecting the acquisition of Moneris USA were not material to our financial results and therefore have not been presented.

3. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2016	$3,163,739	$574,850	$3,738,589
Goodwill attributable to acquisition of Moneris USA (1)	1,236	—	1,236
Balance as of March 31, 2017	$3,164,975	$574,850	$3,739,825
(1) Amount represents adjustments to goodwill associated with the acquisition of Moneris USA as a result of an update to the purchase price allocation, primarily related to revisions of certain estimates from the preliminary amounts reported as of December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company’s finite lived intangible assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Customer relationship intangible assets	$1,673,081	$1,671,581
Customer portfolios and related assets	194,034	178,480
Patents	1,008	955
	1,868,123	1,851,016
Less accumulated amortization on:
Customer relationship intangible assets	1,025,076	980,595
Customer portfolios and related assets	92,743	82,601
	1,117,819	1,063,196
Intangible assets, net	$750,304	$787,820

Amortization expense on intangible assets for the three months ended March 31, 2017 and 2016 was $55.2 million and $49.9 million, respectively.

The estimated amortization expense of intangible assets for the remainder of 2017 and the next five years is as follows (in thousands):

Nine months ending December 31, 2017	$157,720
2018	193,514
2019	177,845
2020	99,257
2021	50,411
2022	32,708

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. LONG-TERM DEBT

As of March 31, 2017 and December 31, 2016, the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Term A loan, maturing in October 2021(1)	$2,438,508	$2,469,375
Term B loan, maturing in October 2023(2)	763,087	765,000
Leasehold mortgage, expiring on August 10, 2021(3)	10,131	10,131
Less: Current portion of note payable and current portion of note payable to related party	(131,119)	(131,119)
Less: Original issue discount	(3,486)	(3,631)
Less: Debt issuance costs	(19,144)	(20,153)
Note payable and note payable to related party	$3,057,977	$3,089,603

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 2.66% at March 31, 2017) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (March 2017 through December 2019), 1.875% per quarter during the next four quarters (March 2020 through December 2020) and 2.50% during the next three quarters (March 2021 through September 2021) with a balloon payment due at maturity.

(2)
Interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (250 basis points) (total rate of 3.41% at March 31, 2017) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(3)	Interest payable monthly at a fixed rate of 6.22%.

In October, 2016, Vantiv, LLC completed a debt refinancing by entering into a second amended and restated loan agreement (“Second Amended Loan Agreement”). The Second Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.5 billion term A loan, a $765.0 million term B loan and a $650 million revolving credit facility. The prior revolving credit facility was also terminated. The maturity date and debt service requirements relating to the new term A and term B loans are listed in the table above. The new revolving credit facility matures in October 2021 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.250% per year. During the three months ended March 31, 2017 the Company periodically borrowed under its revolving credit facility and repaid the amounts prior to quarter end. There were no outstanding borrowings on the revolving credit facility at March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, Fifth Third held $149.2 million and $151.1 million, respectively, of the term A loans, which were presented as note payable to related party on the Company’s consolidated statements of financial position.

Guarantees and Security

The Company’s debt obligations at March 31, 2017 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Second Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $25 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the Second Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At March 31, 2017, the Company was in compliance with these financial covenants.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of March 31, 2017 and December 31, 2016, the Company’s derivative instruments consisted of interest rate swaps and interest rate cap agreements. The interest rate swaps hedge the variable rate debt by converting floating-rate payments to fixed-rate payments. The interest rate cap agreements cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract. As of March 31, 2017, the interest rate cap agreements had a fair value of $24.8 million, classified within other current and non-current assets on the Company’s consolidated statements of financial position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses a combination of interest rate swaps and caps as part of its interest rate risk management strategy. As of March 31, 2017, the Company had a total of 8 outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk. Of the 8 outstanding interest rate swaps, 4 of them cover an exposure period from June 2016 through June 2017 and have a combined notional balance of $1.1 billion. The remaining 4 interest rate swaps cover an exposure period from January 2017 through January 2019 and have a combined notional balance of $500 million. Fifth Third is the counterparty to 4 of the 8 outstanding interest rate swaps with notional balances ranging from $262.5 million to $250.0 million. Additionally, as of March 31, 2017, the Company had a total of 6 interest rate cap agreements with a combined notional balance of $1.0 billion, cap strike rate of 0.75%, covering an exposure period from January 2017 to January 2020.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	March 31, 2017	December 31, 2016
Interest rate contracts	Other current assets	$4,627	$2,144
Interest rate contracts	Other long-term assets	20,217	21,085
Interest rate contracts	Other current liabilities	6,274	9,551
Interest rate contracts	Other long-term liabilities	3,928	5,507

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of March 31, 2017, the Company estimates that $6.3 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in OCI (effective portion) (1)	$2,747	$(14,094)
Amount of (loss) reclassified from accumulated OCI into earnings (effective portion)	(4,215)	(2,376)

(1)	“OCI” represents other comprehensive income.

Credit Risk Related Contingent Features

As of March 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $11.0 million.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of $11.0 million.

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

As of March 31, 2017, Vantiv, Inc.’s interest in Vantiv Holding was 82.22%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2016	161,134,831	35,042,826	196,177,657
% of ownership	82.14%	17.86%
Equity plan activity (1)	896,387	—	896,387
As of March 31, 2017	162,031,218	35,042,826	197,074,044
% of ownership	82.22%	17.78%

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$35,301	$52,448
Items not allocable to non-controlling interests:
Vantiv, Inc. (income) expenses (1)	(1,108)	13,138
Vantiv Holding net income	$34,193	$65,586

Net income attributable to non-controlling interests of Fifth Third (2)	$6,028	$11,874
Net income attributable to joint venture non-controlling interest (3)	388	836
Total net income attributable to non-controlling interests	$6,416	$12,710

(1)       Primarily represents income tax (benefit) expense related to Vantiv, Inc.
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

7. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Legal Reserve

From time to time, the Company is involved in various litigation matters arising in the ordinary course of its business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes none of these matters, either individually or in the aggregate, would have a material effect upon the Company’s consolidated financial statements, except as described below.

On April 17, 2017, the Company entered into a preliminary settlement agreement (the “Agreement”) to settle class action litigation filed by plaintiffs in the United States District Court for the Northern District of Georgia (the “Court”) under the caption Champs Sports Bar & Grill Co.et al. v. Mercury Payment Systems, LLC et al. regarding certain legacy business practices of the defendants, Mercury Payment Systems, LLC (“Mercury”) and Global Payments Direct, Inc., dating back to 2009. The Company acquired Mercury on June 13, 2014.

The Company has agreed to settle the lawsuit after engaging in a successful mediation session occurring on February 16, 2017, at which the parties first identified the potential for resolution, and subsequent negotiations between the parties. The parties agreed to such mediation session after a previous mediation session held in December 2016 ended without a potential path toward resolution.

Under the terms of the Agreement, in exchange for a release from all claims relating to such legacy business practices from the beginning of the applicable settlement class period through the date of preliminary approval of the settlement, the Company anticipates paying $38 million based on the estimated number of participants who opt-in to the settlement.

While the Company believes it has meritorious defenses to the claims, it agreed to the structure of the settlement, in order to save costs and avoid the risks of on-going litigation.

In connection with the settlement, the Company recorded a charge of $38 million in the first quarter of 2017. The Company will pay the settlement amount from available resources.

The proposed settlement is subject to court approval. The Agreement contains no admission of wrongdoing.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$24,844	$—	$—	$23,229	$—
Liabilities:
Interest rate contracts	$—	$10,202	$—	$—	$15,058	$—
Mercury TRA	—	—	128,831	—	—	147,040

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

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 5 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable input used in the fair value measurement of the Mercury TRA is the discount rate, which was approximately 14% as of March 31, 2017 and December 31, 2016. Any significant increase (decrease) in this input would result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The change in value of the Mercury TRA from December 31, 2016 to March 31, 2017 consists of the increase in fair value of $4.1 million and the decrease from payments of $22.3 million related to the Mercury TRA obligations. The Company recorded non-operating expenses of $4.1 million and $5.7 million related to the change in fair value during the three months ended March 31, 2017 and 2016, respectively.

The following table summarizes carrying amounts and estimated fair values for the Company’s financial instrument liabilities that are not reported at fair value in our consolidated statements of financial position as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$3,189,096	$3,221,358	$3,220,722	$3,250,025

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

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Vantiv, Inc., therefore eliminating the impact of Fifth Third’s non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding (“Class B units”), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an “if-converted” basis. Due to the Company’s structure as a C corporation and Vantiv Holding’s structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company’s income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. As of March 31, 2017 and 2016, there were approximately 35.0 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, potentially dilutive securities during the three months ended March 31, 2017 included restricted stock awards, restricted stock units, stock options, performance share awards and ESPP purchase rights. Potentially dilutive securities during the three months ended March 31, 2016 included restricted stock awards, restricted stock units, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options and ESPP purchase rights.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended March 31,
	2017	2016
Basic:
Net income attributable to Vantiv, Inc.	$28,885	$39,738
Shares used in computing basic net income per share:
Weighted-average Class A common shares	160,876,177	155,397,360
Basic net income per share	$0.18	$0.26
Diluted:
Consolidated income before applicable income taxes	$40,468	$76,274
Income tax expense excluding impact of non-controlling interest	5,931	27,459
Net income attributable to Vantiv, Inc.	$34,537	$48,815
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	160,876,177	155,397,360
Weighted-average Class B units of Vantiv Holding	35,042,826	35,042,826
Warrant	—	5,247,189
Stock options	731,907	528,217
Restricted stock awards, restricted stock units and employee stock purchase plan	800,438	562,235
Performance awards	45,332	—
Diluted weighted-average shares outstanding	197,496,680	196,777,827
Diluted net income per share	$0.17	$0.25

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the three months ended March 31, 2017 and 2016 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three Months Ended March 31, 2017
Net change in fair value recorded in accumulated OCI	$(17,819)	$2,747	$(847)	$1,900	$(490)	$1,410	$(16,409)
Net realized loss reclassified into earnings (a)	11,622	4,215	(1,310)	2,905	(749)	2,156	13,778
Net change	$(6,197)	$6,962	$(2,157)	$4,805	$(1,239)	$3,566	$(2,631)

Three Months Ended March 31, 2016
Net change in fair value recorded in accumulated OCI	$(14,336)	$(14,094)	$4,338	$(9,756)	$2,586	$(7,170)	$(21,506)
Net realized loss reclassified into earnings (a)	5,132	2,376	(731)	1,645	(435)	1,210	6,342
Net change	$(9,204)	$(11,718)	$3,607	$(8,111)	$2,151	$(5,960)	$(15,164)
(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(1)  The three months ended March 31, 2017 and 2016 reflect amounts of gain (loss) reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

11. SEGMENT INFORMATION

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three Months Ended March 31, 2017
	Merchant Services	Financial Institution Services	Total
Total revenue	$812,036	$116,166	$928,202
Network fees and other costs	426,144	31,948	458,092
Net revenue	385,892	84,218	470,110
Sales and marketing	148,959	6,081	155,040
Segment profit	$236,933	$78,137	$315,070

	Three Months Ended March 31, 2016
	Merchant Services	Financial Institution Services	Total
Total revenue	$694,580	$124,043	$818,623
Network fees and other costs	353,334	34,079	387,413
Net revenue	341,246	89,964	431,210
Sales and marketing	129,336	6,302	135,638
Segment profit	$211,910	$83,662	$295,572

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Total segment profit	$315,070	$295,572
Less: Other operating costs	(75,924)	(73,703)
Less: General and administrative	(89,298)	(43,984)
Less: Depreciation and amortization	(76,086)	(68,230)
Less: Interest expense—net	(29,170)	(27,729)
Less: Non-operating expenses	(4,124)	(5,652)
Income before applicable income taxes	$40,468	$76,274

12. SUBSEQUENT EVENT

On April 20, 2017, the Company entered into a definitive agreement to acquire Paymetric Holdings, Inc. (“Paymetric”) pending customary closing conditions. Paymetric automates business-to-business payment workflows within enterprise systems and tokenizes payments data within these systems in order to enable secure storage of customer information and history.

This acquisition is expected to close in the second quarter of 2017 and will be recorded as a business combination under ASC 805, Business Combinations. This acquisition is not expected to have a significant effect on the Company’s operating results. The Company will fund this acquisition with cash on hand and available credit facilities.

*****

Vantiv, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Vantiv, Inc. (“Vantiv”, “we”, “us”, “our”, or the “company” refer to Vantiv, Inc. and its consolidated subsidiaries) and outlines the factors that affected recent results, as well as factors that may affect future results. Our actual results in the future may differ materially from those anticipated in these forward looking statements as a result of many factors, including those set forth under “Risk Factors,” “Forward Looking Statements” and elsewhere in this report, as well as in our 10-K filed with the SEC on February 8, 2017. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as management’s discussion and analysis and consolidated financial statements for the year ended December 31, 2016 included in our most recent Annual Report on Form 10-K.

General

We are the largest merchant acquirer and PIN debit acquirer by number of transactions, according to the Nilson Report, and a leading payment processor in the United States differentiated by our integrated technology platform, breadth of distribution and superior cost structure. Our integrated technology platform enables us to efficiently provide a comprehensive suite of services to both merchants and financial institutions of all sizes as well as to innovate, develop and deploy new services, while providing us with significant economies of scale. Our broad and varied distribution provides us with a growing and diverse client base of merchants and financial institutions.

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

Executive Overview

Revenue for the three months ended March 31, 2017 increased 13% to $928.2 million from $818.6 million in 2016.

Income from operations for the three months ended March 31, 2017 decreased to $73.8 million from $109.7 million in 2016.

Net income for the three months ended March 31, 2017 decreased to $35.3 million from $52.4 million in 2016. Net income attributable to Vantiv, Inc. for the three months ended March 31, 2017 decreased to $28.9 million from $39.7 million in 2016. See the “Results of Operations” section of this Management’s Discussion and Analysis for a discussion of our financial results.

In October 2016, our board of directors authorized a program to repurchase up to $250 million of our Class A common stock. We currently have approximately $243 million of share repurchase authority remaining as of March 31, 2017 under this authorization.

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

We provide our services to merchants of varying sizes, which provides us with a number of key benefits. Due to the large transaction volume that they generate, large national merchants provide us with significant operating scale efficiencies and recurring revenues. Small and mid-sized merchants generally generate higher per transaction fees.

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

These sales channels utilize multiple strategies and leverage relationships with referral partners that sell our solutions to small and mid-sized merchants. We offer certain services on a white-label basis which enables them to be marketed under our partners’ brand. We select referral partners that enhance our distribution and augment our services with complimentary offerings. We believe our sales structure provides us with broad geographic coverage and access to various industries and verticals.

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

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product development, legal and risk management, share-based compensation costs, equipment, occupancy and consulting costs. The three months ended March 31, 2017 includes a charge related to a settlement agreement stemming from legacy litigation of an acquired company.

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

•
Non-operating expenses during the three months ended March 31, 2017 and 2016 primarily relate to the change in the fair value of the tax receivable agreement (“TRA”) entered into as part of the acquisition of Mercury Payment Systems, LLC (“Mercury”).

Non-Controlling Interest

As a result of the non-controlling ownership interests in Vantiv Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Vantiv Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest related to a joint venture with a bank partner. See Note 6 - Controlling and Non-Controlling Interests in “Item 1 - Unaudited Consolidated Financial Statements” for more information.

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incur costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory, conversion and integration services and related personnel costs. Also included in these expenses are costs related to employee termination benefits and other transition activities. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses. Included in transition, acquisition and integration costs in the three months ended March 31, 2017 is a $38 million charge to general and administrative expense related to a settlement agreement stemming from legacy litigation of an acquired company.

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

Non-operating Expense

Non-operating expenses for the three months ended March 31, 2017 and 2016 primarily related to the change in fair value of the Mercury TRA.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third’s non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate for the three months ended March 31, 2017 is 34.0% and includes the impact of excess tax benefits relating to the Company’s adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The adjusted effective tax rate is expected to remain at 34.0% for the remainder of 2017. This rate was 36% for the three months ended March 31, 2016.

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

The following table provides a schedule of the tax adjustments discussed above which are reflected in the pro forma adjusted net income table below:

	Three Months Ended March 31,
	2017	2016
Fifth Third Tax Benefit (a)	$2,268	$11,932
Mercury Tax Benefit (b)	3,169	4,665
Total Tax Benefits	5,437	16,597
Less: TRA payments (c)	(4,621)	(14,107)
TRA Tax Benefits (d)	816	2,490
Acquired Tax Benefits (e)	30,762	15,580
Pro Forma Tax Benefits (f)	$31,578	$18,070
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

The table below provides a reconciliation of GAAP income before applicable income taxes to pro forma adjusted net income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Income before applicable income taxes	$40,468	$76,274
Non-GAAP Adjustments:
Transition, acquisition and integration costs	49,534	7,163
Share-based compensation	10,580	8,352
Intangible amortization	51,906	47,665
Non-operating expenses	4,124	5,652
Non-GAAP Adjusted Income Before Applicable Taxes	156,612	145,106
Less: Pro Forma Adjustments
Income tax expense	53,248	52,238
Tax adjustments	(31,578)	(18,070)
Total pro forma tax expense	21,670	34,168
Pro forma tax rate	14%	24%

JV non-controlling interest	256	535
Pro Forma Adjusted Net Income	$134,686	$110,403

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$928,202	$818,623	$109,579	13%
Network fees and other costs	458,092	387,413	70,679	18%
Net revenue	470,110	431,210	38,900	9%
Sales and marketing	155,040	135,638	19,402	14%
Other operating costs	75,924	73,703	2,221	3%
General and administrative	89,298	43,984	45,314	103%
Depreciation and amortization	76,086	68,230	7,856	12%
Income from operations	$73,762	$109,655	$(35,893)	(33)%
Non-financial data:
Transactions (in millions)	6,275	5,820		8%

As a Percentage of Net Revenue	Three Months Ended March 31,
	2017	2016
Net revenue	100.0%	100.0%
Sales and marketing	33.0%	31.5%
Other operating costs	16.1%	17.1%
General and administrative	19.0%	10.2%
Depreciation and amortization	16.2%	15.8%
Income from operations	15.7%	25.4%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

Revenue increased 13% to $928.2 million for the three months ended March 31, 2017 from $818.6 million for the three months ended March 31, 2016. The increase during the three months ended March 31, 2017 was due primarily to transaction growth of 8%. Additionally, growth in our Merchant Services segment as a result of our continued penetration of small and mid-sized merchants contributed to higher net revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 18% to $458.1 million for the three months ended March 31, 2017 from $387.4 million for the three months ended March 31, 2016. The increase was due primarily to transaction growth of 8% and an increase in third party processing costs.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 9% to $470.1 million for the three months ended March 31, 2017 from $431.2 million for the three months ended March 31, 2016 due to the factors discussed above.

Sales and Marketing

Sales and marketing expense increased 14% to $155.0 million for the three months ended March 31, 2017 from $135.6 million for the three months ended March 31, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in our Merchant Services segment in connection with the continued penetration of small and mid-sized merchants.

Other Operating Costs

Other operating costs increased 3% to $75.9 million for the three months ended March 31, 2017 from $73.7 million for the three months ended March 31, 2016. When excluding transition, acquisition and integration costs, other operating costs increased 2% to $72.7 million for the three months ended March 31, 2017 from $71.2 million for the three months ended March 31, 2016. The increase is primarily attributable to an increase in information technology and operation costs, in support of our revenue growth.

General and Administrative

General and administrative expenses increased 103% to $89.3 million for the three months ended March 31, 2017 from $44.0 million for the three months ended March 31, 2016. When excluding transition, acquisition and integration costs, which include a $38 million charge related to a settlement agreement stemming from legacy litigation of an acquired company, as well as share-based compensation costs, general and administrative expenses increased 5% to $32.4 million for the three months ended March 31, 2017 from $31.0 million for the three months ended March 31, 2016.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased to $20.9 million for the three months ended March 31, 2017 from $18.3 million for the three months ended March 31, 2016.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $55.2 million for the three months ended March 31, 2017 from $49.9 million for the three months ended March 31, 2016. The increase is primarily attributable to an increase in amortization of customer relationship intangible assets as a result of a recent acquisition.

Income from Operations

Income from operations decreased 33% to $73.8 million for the three months ended March 31, 2017 from $109.7 million for the three months ended March 31, 2016.

Interest Expense—Net

Interest expense—net increased to $29.2 million for the three months ended March 31, 2017 from $27.7 million for the three months ended March 31, 2016. The increase in interest expense—net is primarily attributable to our interest rate swaps.

Non-Operating Expense

Non-operating expenses were $4.1 million and $5.7 million for the three months ended March 31, 2017 and 2016, respectively, primarily relating to the change in fair value of the TRA entered into as part of the acquisition of Mercury.

Income Tax Expense

Income tax expense for the three months ended March 31, 2017 was $5.2 million compared to $23.8 million for the three months ended March 31, 2016, reflecting effective rates of 12.8% and 31.2%, respectively. Our effective rate reflects the impact of our non-controlling interests not being taxed at the statutory corporate tax rates. The effective tax rate for the three months ended March 31, 2017, includes an $8.6 million credit to income tax expense as a result of our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three months ended March 31, 2017 and 2016.

Merchant Services

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Total revenue	$812,036	$694,580	$117,456	17%
Network fees and other costs	426,144	353,334	72,810	21%
Net revenue	385,892	341,246	44,646	13%
Sales and marketing	148,959	129,336	19,623	15%
Segment profit	$236,933	$211,910	$25,023	12%
Non-financial data:
Transactions (in millions)	5,341	4,847		10%

Net Revenue

Net revenue in this segment increased 13% to $385.9 million for the three months ended March 31, 2017 from $341.2 million for the three months ended March 31, 2016. The increase during the three months ended March 31, 2017 was due primarily to transaction growth of 10% and a 3% increase in net revenue per transaction associated with our continued penetration of small and mid-sized merchants.

Sales and Marketing

Sales and marketing expense increased 15% to $149.0 million for the three months ended March 31, 2017 from $129.3 million for the three months ended March 31, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in connection with the continued penetration of small and mid-sized merchants.

Financial Institution Services

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Total revenue	$116,166	$124,043	$(7,877)	(6)%
Network fees and other costs	31,948	34,079	(2,131)	(6)%
Net revenue	84,218	89,964	(5,746)	(6)%
Sales and marketing	6,081	6,302	(221)	(4)%
Segment profit	$78,137	$83,662	$(5,525)	(7)%
Non-financial data:
Transactions (in millions)	934	973		(4)%

Net Revenue

Net revenue in this segment decreased 6% to $84.2 million for the three months ended March 31, 2017 from $90.0 million for the three months ended March 31, 2016. The decrease during the three months ended March 31, 2017 was due to a 4% decrease in transactions and lower net revenue per transaction primarily driven by compression from the Fifth Third contract renewal, de-conversion of a major client and lapping contributions to EMV card reissuance and fraud related services in the prior year period.

Sales and Marketing

Sales and marketing expense decreased $0.2 million to $6.1 million for the three months ended March 31, 2017 from $6.3 million for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. As of March 31, 2017, our principal sources of liquidity consisted of $138.3 million of cash and cash equivalents and $650.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.2 billion as of March 31, 2017.

We have approximately $243 million of share repurchase authority remaining as of March 31, 2017 under a program authorized by the board of directors in October 2016 to repurchase up to an additional $250 million of our Class A common stock.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$143,668	$29,283
Net cash used in investing activities	(32,210)	(49,482)
Net cash used in financing activities	(112,325)	(94,343)

Cash Flow from Operating Activities

Net cash provided by operating activities was $143.7 million for the three months ended March 31, 2017 as compared to $29.3 million for the three months ended March 31, 2016. The increase is due primarily to a decrease in the accounts receivable balance and a decrease in net settlement asset and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $32.2 million for the three months ended March 31, 2017 as compared to $49.5 million for the three months ended March 31, 2016. The decrease was primarily due to the premium paid to enter into the interest rate caps in the prior year.

Cash Flow from Financing Activities

Net cash used in financing activities was $112.3 million for the three months ended March 31, 2017 as compared to $94.3 million for the three months ended March 31, 2016. Cash used in financing activities for the three months ended March 31, 2017 consisted primarily of the repayment of debt and capital leases, payments under the tax receivable agreements and addendums and distributions to non-controlling interests. Cash used in financing activities for the three months ended March 31, 2016 consisted primarily of the repayment of debt and capital leases and payments under the tax receivable agreements.

Credit Facilities

In October 2016, Vantiv, LLC completed a debt refinancing by entering into a second amended and restated loan agreement (“Second Amended Loan Agreement”). The Second Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.5 billion tranche A loan maturing in October 2021, a $765.0 million tranche B loan maturing in October 2023 and a $650.0 million revolving credit facility maturing in October 2021. At March 31, 2017, we have $2.4 billion and $0.8 billion outstanding under the term A and term B loans, respectively, and there were no outstanding borrowings on the revolving credit facility. See additional discussion in Note 4 – Long-term Debt to the Notes to Unaudited Consolidated Financial Statements.

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

As of March 31, 2017, we were in compliance with these covenants with a leverage ratio of 3.40 to 1.00 and an interest coverage ratio of 9.22 to 1.00.

Interest Rate Swaps and Caps

As of March 31, 2017, we have a total of 8 outstanding interest rate swaps and 6 interest rate cap agreements that were designated as cash flow hedges of interest rate risk. See Note 5 - Derivatives and Hedging Activities in the Notes to Unaudited Consolidated Financial Statements for more information about the interest rate swaps and caps.

Tax Receivable Agreements

As of March 31, 2017, we are party to several TRAs in which we agree to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions. Payments under the TRAs will be based on our tax reporting positions and are only required to the extent we realize cash savings as a result of the underlying tax attributes. The cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no deductions related to the tax attributes discussed below. We will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. We currently have the following three TRAs:

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

During 2016, the Company terminated a portion of the obligations under the Fifth Third TRA. In addition to the Fifth Third TRA settlement, the Fifth Third TRA Addendum contains the following provisions to acquire a significant portion of the remaining Fifth Third TRA:

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

•
In March 2017, Fifth Third exercised the first put option under the Fifth Third TRA Addendum and we made the related $15.1 million payment to the Fifth Third TRA Holders, which results in a net gain recorded in equity of approximately $15.1 million after taxes.

Since Fifth Third is a significant stockholder, a special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the TRA Addendum.

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

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes (see Note 8 - Fair Value Measurements in the Notes to Unaudited Consolidated Financial Statements).

The timing and/or amount of aggregate payments due under the TRAs outside of the call/put structures may vary based on a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred. We made payments under the TRA obligations of approximately $55.7 million and $53.5 million in January 2017 and January 2016, respectively. Unless settled under the terms of the repurchase addenda, the terms of the TRAs will continue until all underlying tax benefits have been utilized or expired.

If Fifth Third had exchanged its remaining Class B units of Vantiv Holding all for shares of Class A common stock on March 31, 2017, we would have recorded an additional full and undiscounted TRA obligation of approximately $1.1 billion. This estimate is subject to material change based on changes in Fifth Third’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price.

Contractual Obligations

There have been no significant changes to contractual obligations and commitments compared to those disclosed in our Annual Report on Form 10-K as of December 31, 2016 filed with the SEC on February 8, 2017.

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

During the three months ended March 31, 2017, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2016. Our critical accounting policies and estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 8, 2017.

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

As of March 31, 2017 we had a total of 8 outstanding interest rate swaps. Of the 8 outstanding swaps, 4 of them cover an exposure period from June 2016 through June 2017 and have a combined notional balance of $1.1 billion. The remaining 4 interest rate swaps cover an exposure period from January 2017 through January 2019 and have a combined notional balance of $500 million. In addition, we have 6 interest rate cap agreements with a combined $1.0 billion notional balance and a cap strike rate of 0.75% covering an exposure period from January 2017 to January 2020.

Based on the amount outstanding under our senior secured credit facilities at March 31, 2017, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps and caps effective at March 31, 2017, would cause an increase or decrease in interest expense of $6.5 million on an annual basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes none of these matters, either individually or in the aggregate, would have a material adverse effect on us, except as discussed in Note 7 - Commitments, Contingencies and Guarantees in Part I, Item 1. See the information under Legal Reserve in Note 7 - Commitments, Contingencies and Guarantees, which we incorporate herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of Vantiv. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2017 to January 31, 2017	—	$—	—	$243.2
February 1, 2017 to February 28, 2017	87,708	$64.81	—	$243.2
March 1, 2017 to March 31, 2017	—	$—	—	$243.2

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

(2)
In October 2016, our board of directors authorized a program to repurchase up to $250 million of our Class A common stock. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

Item 5. Other Information
On and effective as of April, 25, 2017, the Board of Directors of the Company approved various amendments (the “Bylaw Amendments”) to the Vantiv, Inc. Amended and Restated Bylaws. The substantive Bylaw Amendments are summarized as follows:

•
Article II, Section 5 was amended to provide the Company flexibility to make its stockholder list available on a reasonably accessible electronic network, provided that the information required to gain access is provided with the notice of meeting.

•
Article II, Section 6 was amended to provide that the quorum requirement for an item of business requiring a separate vote by a class or series of stock shall be a majority of the issued and outstanding such class or series.

•	Article II, Section 7 was amended to provide authority to the person presiding at a meeting of the stockholders to adjourn the meeting from time to time.

•
Article II, Section 8(d) was amended to remove the reference to the ability of stockholders to act by written consent as a result of Fifth Third Bank and investment funds managed by Advent International Corporation no longer holding 50% of the outstanding shares of the Company.

•	Article V, Section 4 was removed to clarify that the Chairperson of the Board is not an officer of the Company.

•
Article V, Sections 6, 7, 8, 9 and 10 were amended to clarify that if in the future the offices of Chief Executive Officer and President are held by two different persons both offices shall have the authority to assign duties to the various officers named therein and to appoint other officers of the Company.

•
Article VI, Sections 2, 5 and 6 were amended to remove references to reimbursement to conform to the Delaware General Corporation Law, in which the right to reimbursement is subsumed within the right to advancement of expenses.

•	Article VII, Section 3(b) was removed to reflect the fact that stockholders of the Company do not have the right to act by written consent.
The foregoing summary of the Bylaw Amendments is subject to, and qualified in its entirety by, the full text of our Amended and Restated Bylaws, as so amended, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTIV, INC.

Dated:	April 26, 2017	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	April 26, 2017	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.2	Amended and Restated Bylaws of Vantiv, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.