Form 10-Q
period 2017-06-30
Vantiv, Inc.
filed 2017-08-09
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2017, there were 162,494,266 shares of the registrant’s Class A common stock outstanding and 35,042,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2017

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
External customers	$981,590	$870,158	$1,893,571	$1,667,729
Related party revenues	17,174	21,059	33,395	42,111
Total revenue	998,764	891,217	1,926,966	1,709,840
Network fees and other costs	468,733	410,736	926,825	798,149
Sales and marketing	168,263	144,844	323,303	280,482
Other operating costs	78,941	73,599	154,865	147,302
General and administrative	50,727	49,120	140,025	93,104
Depreciation and amortization	78,378	65,234	154,464	133,464
Income from operations	153,722	147,684	227,484	257,339
Interest expense—net	(29,750)	(26,118)	(58,920)	(53,847)
Non-operating expenses	(3,411)	(4,664)	(7,535)	(10,316)
Income before applicable income taxes	120,561	116,902	161,029	193,176
Income tax expense	33,707	38,441	38,874	62,267
Net income	86,854	78,461	122,155	130,909
Less: Net income attributable to non-controlling interests	(18,077)	(19,134)	(24,493)	(31,844)
Net income attributable to Vantiv, Inc.	$68,777	$59,327	$97,662	$99,065
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.43	$0.38	$0.61	$0.64
Diluted	$0.42	$0.38	$0.60	$0.63
Shares used in computing net income per share of Class A common stock:
Basic	161,266,692	155,670,267	161,072,513	155,533,813
Diluted	162,510,616	197,258,209	162,483,315	197,018,018

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$86,854	$78,461	$122,155	$130,909
Other comprehensive gain (loss), net of tax:
Gain (loss) on cash flow hedges	74	(5,115)	4,879	(13,226)
Comprehensive income	86,928	73,346	127,034	117,683
Less: Comprehensive income attributable to non-controlling interests	(18,096)	(17,779)	(25,751)	(28,338)
Comprehensive income attributable to Vantiv, Inc.	$68,832	$55,567	$101,283	$89,345

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$119,916	$139,148
Accounts receivable—net	880,289	940,052
Related party receivable	1,830	1,751
Settlement assets	144,964	152,490
Prepaid expenses	54,925	39,229
Other	38,059	15,188
Total current assets	1,239,983	1,287,858
Customer incentives	65,426	67,288
Property, equipment and software—net	465,846	348,553
Intangible assets—net	762,520	787,820
Goodwill	4,163,798	3,738,589
Deferred taxes	721,187	771,139
Other assets	26,099	42,760
Total assets	$7,444,859	$7,044,007
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$499,550	$471,979
Related party payable	3,375	3,623
Settlement obligations	834,686	801,381
Current portion of note payable to related party	7,557	7,557
Current portion of note payable	123,562	123,562
Current portion of tax receivable agreement obligations to related parties	242,143	191,014
Current portion of tax receivable agreement obligations	54,258	60,400
Deferred income	18,731	7,907
Current maturities of capital lease obligations	8,672	7,870
Other	6,961	13,719
Total current liabilities	1,799,495	1,689,012
Long-term liabilities:
Note payable to related party	171,897	143,577
Note payable	3,212,454	2,946,026
Tax receivable agreement obligations to related parties	288,030	451,318
Tax receivable agreement obligations	39,895	86,640
Capital lease obligations	8,863	13,223
Deferred taxes	94,615	62,148
Other	49,107	44,774
Total long-term liabilities	3,864,861	3,747,706
Total liabilities	5,664,356	5,436,718
Commitments and contingencies (See Note 7 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 162,494,266 shares outstanding at June 30, 2017; 161,134,831 shares outstanding at December 31, 2016	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 35,042,826 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	765,644	706,055
Retained earnings	786,366	689,512
Accumulated other comprehensive loss	(2,576)	(6,197)
Treasury stock, at cost; 2,799,685 shares at June 30, 2017 and 2,710,195 shares at December 31, 2016	(79,397)	(73,706)
Total Vantiv, Inc. equity	1,470,038	1,315,665
Non-controlling interests	310,465	291,624
Total equity	1,780,503	1,607,289
Total liabilities and equity	$7,444,859	$7,044,007
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income	$122,155	$130,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	154,464	133,464
Amortization of customer incentives	12,975	12,581
Amortization of debt issuance costs	2,308	3,237
Share-based compensation expense	21,461	16,292
Deferred taxes	40,500	32,400
Excess tax benefit from share-based compensation	—	(8,067)
Tax receivable agreements non-cash items	7,553	10,252
Other	1,284	382
Change in operating assets and liabilities:
Accounts receivable and related party receivable	65,591	(41,879)
Net settlement assets and obligations	40,831	(31,082)
Customer incentives	(13,585)	(23,343)
Prepaid and other assets	(33,989)	(1,695)
Accounts payable and accrued expenses	28,773	17,867
Payable to related party	(248)	(1,304)
Other liabilities	(15,155)	(1,528)
Net cash provided by operating activities	434,918	248,486
Investing Activities:
Purchases of property and equipment	(58,901)	(62,883)
Acquisition of customer portfolios and related assets and other	(19,570)	(883)
Purchase of derivative instruments	—	(21,523)
Cash used in acquisitions, net of cash acquired	(531,534)	—
Net cash used in investing activities	(610,005)	(85,289)
Financing Activities:
Borrowings on revolving credit facility	3,051,000	855,000
Repayment of revolving credit facility	(2,693,000)	(855,000)
Repayment of debt and capital lease obligations	(70,228)	(69,521)
Payment of debt issuance costs	(1,098)	—
Proceeds from issuance of Class A common stock under employee stock plans	10,096	8,538
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(5,691)	(5,784)
Settlement of certain tax receivable agreements	(68,804)	(41,163)
Payments under tax receivable agreements	(55,695)	(53,474)
Excess tax benefit from share-based compensation	—	8,067
Distributions to non-controlling interests	(10,725)	(4,220)
Other	—	(12)
Net cash provided by (used in) financing activities	155,855	(157,569)
Net (decrease) increase in cash and cash equivalents	(19,232)	5,628
Cash and cash equivalents—Beginning of period	139,148	197,096
Cash and cash equivalents—End of period	$119,916	$202,724
Cash Payments:
Interest	$56,587	$50,814
Taxes	20,995	13,443
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2017	$1,607,289	161,135	$1	35,043	$—	2,710	$(73,706)	$706,055	$689,512	$(6,197)	$291,624
Cumulative effect of accounting change	491	—	—	—	—	—	—	1,299	(808)	—	—
Net income	122,155	—	—	—	—	—	—	—	97,662	—	24,493
Issuance of Class A common stock under employee stock plans, net of forfeitures	10,096	1,449	—	—	—	—	—	10,096	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(5,691)	(90)	—	—	—	90	(5,691)	—	—	—	—
Settlement of certain tax receivable agreements	30,548	—	—	—	—	—	—	30,548	—	—	—
Unrealized gain on hedging activities, net of tax	4,879	—	—	—	—	—	—	—	—	3,621	1,258
Distribution to non-controlling interests	(10,725)	—	—	—	—	—	—	—	—	—	(10,725)
Share-based compensation	21,461	—	—	—	—	—	—	17,646	—	—	3,815
Ending Balance, June 30, 2017	$1,780,503	162,494	$1	35,043	$—	2,800	$(79,397)	$765,644	$786,366	$(2,576)	$310,465

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2016	$1,225,066	155,488	$1	35,043	$—	2,593	$(67,458)	$553,145	$476,304	$(9,204)	$272,278
Net income	130,909	—	—	—	—	—	—	—	99,065	—	31,844
Issuance of Class A common stock under employee stock plans, net of forfeitures	8,538	1,103	—	—	—	—	—	8,538	—	—	—
Excess tax benefit from employee share-based compensation	8,067	—	—	—	—	—	—	8,067	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(5,784)	(110)	—	—	—	110	(5,784)	—	—	—	—
Unrealized loss on hedging activities, net of tax	(13,226)	—	—	—	—	—	—	—	—	(9,720)	(3,506)
Distribution to non-controlling interests	(4,220)	—	—	—	—	—	—	—	—	—	(4,220)
Share-based compensation	16,292	—	—	—	—	—	—	13,308	—	—	2,984
Other	(12)	—	—	—	—	—	—	(12)	—	—	—
Ending Balance, June 30, 2016	$1,365,630	156,481	$1	35,043	$—	2,703	$(73,242)	$583,046	$575,369	$(18,924)	$299,380

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include those of Vantiv, Inc. and all subsidiaries thereof, including its majority-owned subsidiary, Vantiv Holding, LLC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and should be read in connection with the Company’s 2016 audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. The accompanying consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Results of operations reported for interim periods are not necessarily indicative of results for the entire year due to seasonal fluctuations in the Company’s revenue as a result of consumer spending patterns. All intercompany balances and transactions have been eliminated.

As of June 30, 2017, Vantiv, Inc. and Fifth Third Bank (“Fifth Third”) owned interests in Vantiv Holding of 82.26% and 17.74%, respectively (see Note 6 - Controlling and Non-controlling Interests for changes in non-controlling interests).

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

Share Repurchase Program

In October 2016, our board of directors authorized a program to repurchase up to $250 million of our Class A common stock. The Company has approximately $243 million of share repurchase authority remaining as of June 30, 2017 under this authorization.

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

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product development, legal and risk management, share-based compensation costs, equipment, occupancy and consulting costs. The six months ended June 30, 2017 includes a charge related to a settlement agreement stemming from legacy litigation of an acquired company.

•
Non-operating expenses during the three and six months ended June 30, 2017 and 2016 primarily relate to the change in fair value of a tax receivable agreement (“TRA”) (see Note 8 - Fair Value Measurements).

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

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this ASU on January 1, 2017. Under previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of $5.5 million and $14.1 million in income tax expense, rather than in paid-in capital, for the three and six months ended June 30, 2017, respectively.

Additionally, under ASU 2016-09, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company has elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in an increase to operating cash flow of $14.1 million for the six months ended June 30, 2017, and the prior year period has not been adjusted. The presentation requirements for cash flows related to employee taxes paid for withheld shares have no impact to the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of approximately 367,000 shares and 436,000 shares for the three and six months ended June 30, 2017, respectively.

For the six months ended June 30, 2017 and 2016 total share-based compensation expense was $21.5 million and $16.3 million, respectively.

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to Vantiv, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of June 30, 2017.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of June 30, 2017 and December 31, 2016, the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 24.1% and 32.2% respectively, for the six months ended June 30, 2017 and 2016. The effective tax rate for each period reflects the impact of the Company’s non-controlling interests not being taxed at the statutory corporate tax rates. The effective tax rate for the six months ended June 30, 2017 includes a $14.1 million credit to income tax expense relating to excess tax benefits as a result of the Company’s adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. These facilities, furniture and equipment and software are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 8 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of the lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of June 30, 2017 and December 31, 2016 was $351.7 million and $309.7 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2016 in accordance with ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) Testing Goodwill for Impairment,” which permits the Company to assess qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on this analysis, it was determined that it is not more likely than not that the fair value of the reporting units is less than the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of June 30, 2017.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of June 30, 2017, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

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

Tax Receivable Agreements

As of June 30, 2017, the Company is party to several TRAs in which the Company agrees to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by the Company as a result of certain tax deductions. Payments under the TRAs will be based on the tax reporting positions of the Company and are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. The cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed below. The Company will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. The Company has entered into the following three TRAs:

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

In addition to the 2016 Fifth Third TRA settlement discussed above, as of June 30, 2017, the Fifth Third TRA Addendum provides that the Company may be obligated to pay up to a total of approximately $140.0 million to Fifth Third to terminate and settle certain remaining obligations under the Fifth Third TRA and the NPC TRA, totaling an estimated $315.2 million, the difference of which will be recorded as an addition to paid-in capital upon the exercise of the Call Options or Put Options discussed below.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March and June 2017, the Company made payments of $15.1 million and $15.6 million, respectively, pursuant to the Fifth Third TRA Holders under the terms of the Fifth Third TRA Addendum. These payments resulted in a net gain recorded in equity of approximately $30.5 million after taxes.

As of June 30, 2017, the following are the remaining terms of the Fifth Third TRA Addendum, beginning September 1, 2017, December 1, 2017, March 1, 2018, June 1, 2018, September 1, 2018 and December 1, 2018, and ending September 10, 2017, December 10, 2017, March 10, 2018, June 10, 2018, September 10, 2018 and December 10, 2018, respectively, the Company is granted call options (collectively, the “Call Options”) pursuant to which certain additional obligations of the Company under the Fifth Third TRA and the NPC TRA would be terminated and settled in consideration for cash payments of $16.1 million, $16.6 million, $25.6 million, $26.4 million, $27.2 million and $28.1 million, respectively.

Under the remaining terms of the Fifth Third TRA Addendum, in the unlikely event the Company does not exercise the relevant Call Option, Fifth Third is granted put options beginning September 20, 2017, December 20, 2017, March 20, 2018, June 20, 2018, September 20, 2018 and December 20, 2018, and ending September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively (collectively, the “Put Options”), pursuant to which certain additional obligations of the Company would be terminated and settled in consideration for cash payments with similar amounts to the Call Options.

The full carrying amount of the Fifth Third callable/puttable TRA obligations for the options exercisable within 12 months of the balance sheet date have been classified as current obligations in the accompanying balance sheet ($197.1 million).

Since Fifth Third is a significant stockholder, a special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the TRA Addendum.

During 2015, the Company entered into a Repurchase Addendum to the Mercury Tax Receivable Agreement (the “Mercury TRA Addendum”) with each of the pre-acquisition owners of Mercury ("Mercury TRA Holders"). The Mercury TRA Addendum contains the following provisions to acquire the remaining Mercury TRA:

•
As of June 30, 2017, the following are the remaining terms under the Mercury TRA Addendum, beginning December 1st of each of 2017 and 2018, and ending June 30th of 2018 and 2019, respectively, the Company is granted call options (collectively, the "Call Options") pursuant to which certain additional obligations of the Company under the Mercury TRA would be terminated in consideration for cash payments of $38.0 million and $43.0 million, respectively.

•
In June 2017 and 2016, the Company exercised the December 2016 and December 2015 Call Options under the Mercury TRA Addendum and made the related $38.1 million and $41.4 million payments to the Mercury TRA Holders.

•
In the unlikely event the Company does not exercise the relevant Call Option, the Mercury TRA Holders are granted put options beginning July 10th and ending July 25th of each of 2018 and 2019, respectively (collectively, the "Put Options"), pursuant to which certain additional obligations of the Company would be terminated in consideration for cash payments with similar amounts to the Call Options.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers. The ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASU. The Company has formed a project team and is currently assessing the impact of the adoption of this principle on the Company’s consolidated financial statements. Based on the Company’s analysis to date, the Company does not anticipate material changes to the amount and timing of its revenue recognition. The Company expects the primary impact to result from the requirement to capitalize and amortize costs to obtain and fulfill a contract, which are currently expensed as incurred. This analysis is subject to change as the Company continues to refine its assessment of the standard. The Company anticipates adopting this ASU on January 1, 2018 using the modified retrospective approach.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. BUSINESS COMBINATIONS

Acquisition of Paymetric Holdings, Inc.

On May 25, 2017, the Company completed the acquisition of Paymetric Holdings, Inc. (“Paymetric”) by acquiring 100% of the issued and outstanding shares. Paymetric automates business-to-business payment workflows within enterprise systems and tokenizes payments data within these systems in order to enable secure storage of customer information and history. This acquisition helps to further accelerate the Company’s growth.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, of which approximately $7.8 million is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset. The preliminary purchase price allocation is as follows (in thousands):

Cash acquired	$11,864
Current assets	7,218
Property, equipment and software, net	92,121
Intangible assets	52,600
Goodwill	423,113
Other assets	67
Current liabilities	(9,095)
Deferred tax liability	(25,955)
Non-current liabilities	(8,535)
Total purchase price	$543,398

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

Intangible assets primarily consist of customer relationship assets with a weighted average estimated useful life of 10 years.

The Company incurred transaction expenses of approximately $7.1 million during the quarter ended June 30, 2017 in conjunction with the acquisition of Paymetric, which are included in general and administrative expenses on the accompanying consolidated statement of income. From the acquisition date of May 25, 2017 through June 30, 2017, revenue and net income included in the accompanying statement of income for the three months and six months ended June 30, 2017 attributable to Paymetric is not material.

Under the terms of the Paymetric transaction agreement, the Company replaced employee stock options held by certain employees of Paymetric. The number of replacement awards was based on options outstanding at the acquisition date. The weighted average fair value of the replacement awards was $8.0 million and was calculated on the acquisition date using the Black-Scholes option pricing model. The portion of the fair value of the replacement awards related to the services provided prior to the acquisition of $5.9 million was part of the consideration transferred to acquire Paymetric. The remaining portion of the fair value is associated with future service and will be recognized as expense over the future service period.

The pro forma results of the Company reflecting the acquisition of Paymetric were not material to our financial results and therefore have not been presented.

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

The acquisition was accounted for as a business combination under ASC 805. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, of which approximately $14.0 million is deductible for tax purposes. Goodwill, assigned to Merchant Services, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset. The preliminary purchase price allocation is as follows (in thousands):

Cash acquired	$22,851
Current assets	44,047
Property and equipment	22
Intangible assets	76,500
Goodwill	374,157
Current liabilities	(65,821)
Deferred tax liability	(19,247)
Non-current liabilities	(2,881)
Total purchase price	$429,628

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

3. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2016	$3,163,739	$574,850	$3,738,589
Goodwill attributable to acquisition of Moneris USA (1)	2,096	—	2,096
Goodwill attributable to acquisition of Paymetric	423,113	—	423,113
Balance as of June 30, 2017	$3,588,948	$574,850	$4,163,798
(1) Amount represents adjustments to goodwill associated with the acquisition of Moneris USA as a result of an update to the purchase price allocation, primarily related to revisions of certain estimates from the preliminary amounts reported as of December 31, 2016.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2017 and December 31, 2016, the Company’s finite lived intangible assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Customer relationship intangible assets	$1,742,203	$1,671,581
Customer portfolios and related assets	193,520	178,480
Patents	1,047	955
	1,936,770	1,851,016
Less accumulated amortization on:
Customer relationship intangible assets	1,070,854	980,595
Customer portfolios and related assets	103,396	82,601
	1,174,250	1,063,196
Intangible assets, net	$762,520	$787,820

Customer portfolios and related assets acquired during the six months ended June 30, 2017 have weighted-average amortization periods of 4.6 years. Amortization expense on intangible assets for the three months ended June 30, 2017 and 2016 was $56.1 million and $49.4 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2017 and 2016 was $111.3 million and $99.3 million, respectively.

The estimated amortization expense of intangible assets for the remainder of 2017 and the next five years is as follows (in thousands):

Six months ending December 31, 2017	$108,720
2018	203,401
2019	187,134
2020	108,065
2021	58,852
2022	38,766

4. LONG-TERM DEBT

As of June 30, 2017 and December 31, 2016, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Term A loan, maturing in October 2021(1)	$2,407,641	$2,469,375
Term B loan, maturing in October 2023(2)	761,174	765,000
Leasehold mortgage, expiring on August 10, 2021(3)	10,131	10,131
Revolving credit facility, expiring in October 2021(4)	358,000	—
Less: Current portion of note payable and current portion of note payable to related party	(131,119)	(131,119)
Less: Original issue discount	(3,342)	(3,631)
Less: Debt issuance costs	(18,134)	(20,153)
Note payable and note payable to related party	$3,384,351	$3,089,603

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 2.91% at June 30, 2017) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (March 2017 through December 2019), 1.875% per quarter during the next four quarters (March 2020 through December 2020) and 2.50% during the next three quarters (March 2021 through September 2021) with a balloon payment due at maturity.

(2)
Interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (250 basis points) (total rate of 3.66% at June 30, 2017) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(3)	Interest payable monthly at a fixed rate of 6.22%.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(4)
$150 million revolving credit facility interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 2.94% at June 30, 2017); $208 million revolving credit facility interest at a variable base rate (Prime) with a spread rate (75 basis points) (total rate of 5.00% at June 30, 2017).

In October, 2016, Vantiv, LLC completed a debt refinancing by entering into a second amended and restated loan agreement (“Second Amended Loan Agreement”). The Second Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.5 billion term A loan, a $765.0 million term B loan and a $650 million revolving credit facility. The prior revolving credit facility was also terminated. The maturity date and debt service requirements relating to the new term A and term B loans are listed in the table above. The new revolving credit facility matures in October 2021 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.250% per year. There were outstanding borrowings of $358.0 million on the revolving credit facility at June 30, 2017. There were no outstanding borrowings on the revolving credit facility at December 31, 2016.

As of June 30, 2017 and December 31, 2016, Fifth Third held $179.5 million and $151.1 million, respectively, of the term A loans and the revolving credit facility, which are presented as note payable to related party on the consolidated statements of financial position.

Guarantees and Security

The Company’s debt obligations at June 30, 2017 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Second Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $25 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the Second Amended Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At June 30, 2017, the Company was in compliance with these financial covenants.

5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of June 30, 2017 and December 31, 2016, the Company’s derivative instruments consisted of interest rate swaps and interest rate cap agreements. The interest rate swaps hedge the variable rate debt by converting floating-rate payments to fixed-rate payments. The interest rate cap agreements cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract. As of June 30, 2017, the interest rate cap agreements had a fair value of $21.7 million, classified within other current and non-current assets on the Company’s consolidated statements of financial position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses a combination of interest rate swaps and caps as part of its interest rate risk management strategy. As of June 30, 2017, the Company had a total of 4 outstanding interest rate swaps covering an exposure period from January 2017 through January 2019 with a combined notional balance of $500.0 million. Fifth Third is counterparty to 2 of the 4 outstanding interest rate swaps with a $250 million notional balance for January 2017 to January 2018 and another $250 million notional balance for January 2018 to January 2019. Additionally, as of June 30, 2017, the Company had a total of 6 interest rate cap agreements with a combined notional balance of $1.0 billion, cap strike rate of 0.75%, covering an exposure period from January 2017 to January 2020.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	June 30, 2017	December 31, 2016
Interest rate contracts	Other current assets	$5,873	$2,144
Interest rate contracts	Other long-term assets	15,811	21,085
Interest rate contracts	Other current liabilities	4,820	9,551
Interest rate contracts	Other long-term liabilities	2,908	5,507

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of June 30, 2017, the Company estimates that $4.5 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives in cash flow hedging relationships:
Amount of (loss) recognized in OCI (effective portion) (1)	$(2,998)	$(10,117)	$(251)	$(24,211)
Amount of (loss) reclassified from accumulated OCI into earnings (effective portion)	(3,105)	(2,711)	(7,320)	(5,087)

(1)	“OCI” represents other comprehensive income.

Credit Risk Related Contingent Features

As of June 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.1 million.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of June 30, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $8.1 million.

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

As of June 30, 2017, Vantiv, Inc.’s interest in Vantiv Holding was 82.26%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2016	161,134,831	35,042,826	196,177,657
% of ownership	82.14%	17.86%
Equity plan activity (1)	1,359,435	—	1,359,435
As of June 30, 2017	162,494,266	35,042,826	197,537,092
% of ownership	82.26%	17.74%

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

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$86,854	$78,461	$122,155	$130,909
Items not allocable to non-controlling interests:
Vantiv, Inc. expenses (1)	11,984	21,253	10,876	34,391
Vantiv Holding net income	$98,838	$99,714	$133,031	$165,300

Net income attributable to non-controlling interests of Fifth Third (2)	$17,429	$18,053	$23,457	$29,927
Net income attributable to joint venture non-controlling interest (3)	648	1,081	1,036	1,917
Total net income attributable to non-controlling interests	$18,077	$19,134	$24,493	$31,844

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

On May 16, 2017, the Court determined the proposed Agreement satisfied the criteria for preliminary approval and issued a preliminary approval order. A final approval hearing is scheduled to take place on August 29, 2017. Pursuant to the terms of the Agreement, the preliminary approval order requires that the Company fund an escrow account on or about July 1, 2017 to pay all future class action claims, legal fees and administrative fees.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$21,684	$—	$—	$23,229	$—
Liabilities:
Interest rate contracts	$—	$7,728	$—	$—	$15,058	$—
Mercury TRA	—	—	94,153	—	—	147,040

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

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 5 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable input used in the fair value measurement of the Mercury TRA is the discount rate, which was approximately 14% as of June 30, 2017 and December 31, 2016. Any significant increase (decrease) in this input would result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The change in value of the Mercury TRA from December 31, 2016 to June 30, 2017 consists of the increase in fair value of $7.6 million and the decrease from payments of $60.5 million related to the Mercury TRA obligations and the exercised 2016 Call Option. The Company recorded non-operating expenses of $3.5 million and $4.6 million related to the change in fair value during the three months ended June 30, 2017 and 2016, respectively. The Company recorded non-operating expenses of $7.6 million and $10.3 million related to the change in fair value during the six months ended June 30, 2017 and 2016, respectively.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes carrying amounts and estimated fair values for the Company’s financial instrument liabilities that are not reported at fair value in our consolidated statements of financial position as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$3,515,470	$3,554,643	$3,220,722	$3,250,025

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

During the three months and six months ended June 30, 2017, approximately 35.0 million weighted-average Class B units of Vantiv Holding were excluded in computing diluted net income per share because including them would have an antidilutive effect. As the Class B units of Vantiv Holding were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share for the three months and six months ended June 30, 2017. As of June 30, 2017 and 2016, there were approximately 35.0 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, potentially dilutive securities during the three and six months ended June 30, 2017 included restricted stock awards, restricted stock units, stock options, performance share awards and ESPP purchase rights. Potentially dilutive securities during the three and six months ended June 30, 2016 included restricted stock awards, restricted stock units, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options and ESPP purchase rights.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic:
Net income attributable to Vantiv, Inc.	$68,777	$59,327	$97,662	$99,065
Shares used in computing basic net income per share:
Weighted-average Class A common shares	161,266,692	155,670,267	161,072,513	155,533,813
Basic net income per share	$0.43	$0.38	$0.61	$0.64
Diluted:
Consolidated income before applicable income taxes	$—	$116,902	$—	$193,176
Income tax expense excluding impact of non-controlling interest	—	42,085	—	69,543
Net income attributable to Vantiv, Inc.	$68,777	$74,817	$97,662	$123,633
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	161,266,692	155,670,267	161,072,513	155,533,813
Weighted-average Class B units of Vantiv Holding	—	35,042,826	—	35,042,826
Warrant	—	5,488,673	—	5,367,931
Stock options	648,155	574,050	690,031	568,143
Restricted stock awards, restricted stock units and employee stock purchase plan	546,878	482,393	673,659	505,305
Performance awards	48,891	—	47,112	—
Diluted weighted-average shares outstanding	162,510,616	197,258,209	162,483,315	197,018,018
Diluted net income per share	$0.42	$0.38	$0.60	$0.63

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the three and six months ended June 30, 2017 and 2016 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three Months Ended June 30, 2017
Net change in fair value recorded in accumulated OCI	$(16,409)	$(2,998)	$932	$(2,066)	$533	$(1,533)	$(17,942)
Net realized loss reclassified into earnings (a)	13,778	3,105	(965)	2,140	(552)	1,588	15,366
Net change	$(2,631)	$107	$(33)	$74	$(19)	$55	$(2,576)

Three Months Ended June 30, 2016
Net change in fair value recorded in accumulated OCI	$(21,506)	$(10,117)	$3,128	$(6,989)	$1,851	$(5,138)	$(26,644)
Net realized loss reclassified into earnings (a)	6,342	2,711	(837)	1,874	(496)	1,378	7,720
Net change	$(15,164)	$(7,406)	$2,291	$(5,115)	$1,355	$(3,760)	$(18,924)

Six Months Ended June 30, 2017
Net change in fair value recorded in accumulated OCI	$(17,819)	$(251)	$85	$(166)	$43	$(123)	$(17,942)
Net realized loss reclassified into earnings (a)	11,622	7,320	(2,275)	5,045	(1,301)	3,744	15,366
Net change	$(6,197)	$7,069	$(2,190)	$4,879	$(1,258)	$3,621	$(2,576)

Six Months Ended June 30, 2016
Net change in fair value recorded in accumulated OCI	$(14,336)	$(24,211)	$7,466	$(16,745)	$4,437	$(12,308)	$(26,644)
Net realized loss reclassified into earnings (a)	5,132	5,087	(1,568)	3,519	(931)	2,588	7,720
Net change	$(9,204)	$(19,124)	$5,898	$(13,226)	$3,506	$(9,720)	$(18,924)
(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(1)  The three and six months ended June 30, 2017 and 2016 reflect amounts of gain (loss) reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three Months Ended June 30, 2017
	Merchant Services	Financial Institution Services	Total
Total revenue	$886,675	$112,089	$998,764
Network fees and other costs	437,532	31,201	468,733
Sales and marketing	162,647	5,616	168,263
Segment profit	$286,496	$75,272	$361,768

	Three Months Ended June 30, 2016
	Merchant Services	Financial Institution Services	Total
Total revenue	$762,593	$128,624	$891,217
Network fees and other costs	374,820	35,916	410,736
Sales and marketing	139,108	5,736	144,844
Segment profit	$248,665	$86,972	$335,637

	Six Months Ended June 30, 2017
	Merchant Services	Financial Institution Services	Total
Total revenue	$1,698,711	$228,255	$1,926,966
Network fees and other costs	863,676	63,149	926,825
Sales and marketing	311,606	11,697	323,303
Segment profit	$523,429	$153,409	$676,838

	Six Months Ended June 30, 2016
	Merchant Services	Financial Institution Services	Total
Total revenue	$1,457,173	$252,667	$1,709,840
Network fees and other costs	728,154	69,995	798,149
Sales and marketing	268,444	12,038	280,482
Segment profit	$460,575	$170,634	$631,209

A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total segment profit	$361,768	$335,637	$676,838	$631,209
Less: Other operating costs	(78,941)	(73,599)	(154,865)	(147,302)
Less: General and administrative	(50,727)	(49,120)	(140,025)	(93,104)
Less: Depreciation and amortization	(78,378)	(65,234)	(154,464)	(133,464)
Less: Interest expense—net	(29,750)	(26,118)	(58,920)	(53,847)
Less: Non-operating expenses	(3,411)	(4,664)	(7,535)	(10,316)
Income before applicable income taxes	$120,561	$116,902	$161,029	$193,176

12. SUBSEQUENT EVENTS

Share Purchase

On August 7, 2017, the Company entered into a transaction agreement with Fifth Third Bank (the “Purchase Agreement”) pursuant to which Fifth Third Bank has agreed to exercise its right to exchange 19,790,000 Class B Units in Vantiv Holding, LLC (“Holding”) for 19,790,000 shares of the Company’s Class A common stock and immediately thereafter, the Company will purchase those newly issued shares of Class A common stock (the “Share Purchase”) directly from Fifth Third Bank at a price of $64.04 per share, the closing share price of the Company’s Class A common stock on the New York Stock Exchange on August 4, 2017. The purchased shares would be cancelled and no longer outstanding following the completion of the Share Purchase. The Share Purchase is conditioned on the Company publishing a firm offer to acquire Worldpay Group plc (“Worldpay”) and is subject to termination, if among other things, the firm offer is not made by August 31, 2017. The Share Purchase will close on the date the firm offer is published or on the following business day. As a result of the Share Purchase, Fifth Third Bank will beneficially own approximately 8.6% of the equity in the Company and Holding and if the acquisition of Worldpay is consummated, Fifth Third will beneficially own 4.9% of the equity interests in the Company and Holding following completion of the acquisition.

Pursuant to the Purchase Agreement and effective solely if the Company’s acquisition of Worldpay is completed, Section 2.4(b) of the Second Amended and Restated LLC Agreement of Holding will be amended to provide that in the event the Company proposes to engage in new activities requiring Fifth Third to obtain regulatory approval and Fifth Third Bank is not able to obtain the required regulatory approvals or such approvals require a sale by Fifth Third Bank of some or all of its equity interests in the Company or Holding, then either party may require Fifth Third Bank to sell additional equity interests in the Company and Holding.

Additionally, the Company and Fifth Third Bank have agreed in the Purchase Agreement to certain accommodations under the tax receivable agreements between the parties to minimize the effects of the Company’s ownership of a foreign entity and/or foreign operations.

In connection with the Purchase Agreement, the Company also executed an amendment, dated August 7, 2017 (the “Purchase Incremental Amendment”), to the Company’s existing credit facility with various financial institutions and their affiliates. The Purchase Incremental Amendment contemplates an amendment of the Company’s existing credit facility to, among other things, permit the Company to obtain approximately $1.3 billion of additional seven-year term B loans (which will be used to fund the Share Purchase). The obligations of the lenders party to the Purchase Incremental Amendment to provide the increased debt financing contemplated thereunder are subject to limited conditions.

In connection with the Share Purchase, the Company expects to record a liability of approximately $650 million during the quarter ending September 30, 2017 under the tax receivable agreements the Company entered into with Fifth Third Bank at the time of its initial public offering. This approximate liability is based on the closing share price of the Company’s Class A common stock on August 4, 2017 and will not have an impact on the Company’s statements of income.

Since Fifth Third Bank is a significant stockholder, a special committee of the Company’s board of directors and the Company’s audit committee, each of which is comprised of independent, disinterested directors, authorized the Share Purchase.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Firm Offer for Worldpay Group PLC

On August 9, 2017, the Company issued an announcement (the “Rule 2.7 Announcement”) pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers (the “Code”) disclosing the terms of a recommended offer (the “Offer”) by the Company to acquire the entire issued and to be issued shares of Worldpay, a public limited company registered in England and Wales, in a cash and stock transaction (the “Business Combination”). In connection with the Offer, the Company entered into a co-operation agreement (the “Co-operation Agreement”) and the agreements described below under “Financing Documents.”

Rule 2.7 Announcement

Pursuant to the Offer, for each Worldpay share, Worldpay shareholders will receive 55 pence in cash and 0.0672 of a new share of the Company’s Class A common stock (“Company Stock”) by means of a court-sanctioned scheme of arrangement (the “Scheme”) between Worldpay and Worldpay shareholders under the UK Companies Act of 2006, as amended (the “Companies Act”). The transaction values each Worldpay share at 397 pence based on the Company’s closing share price of $65.06 as of 5:00 p.m. on August 8, 2017, and an exchange rate of U.S. $1.2967:£1 on that date, representing an enterprise value of Worldpay of $12.0 billion. The Company and Worldpay shareholders would be expected to own approximately 57% and 43%, respectively, of all outstanding shares of the Company Stock upon closing of the Business Combination.

In addition, Worldpay shareholders would also be entitled to receive an interim dividend of 0.8 pence per share of Worldpay, which would be paid to Worldpay shareholders on September 29, 2017, and a special dividend of 4.2 pence per Worldpay ordinary share, which would be conditional on completion of the Business Combination and would be paid to Worldpay shareholders on the register of members of Worldpay at the scheme record time. The Company would also seek a secondary standard listing on the Main Market of the London Stock Exchange in relation to the new shares of Company Stock following completion of the Business Combination. The Business Combination would also include a mix and match facility allowing Worldpay shareholders to elect, subject to offsetting elections, to vary the proportions in which they receive shares of Company Stock and cash in respect of their holdings in Worldpay shares.

Following completion of the Business Combination, Cincinnati, Ohio will be the global and corporate headquarters of the combined company, and London, UK will be the combined company’s international headquarters. Effective upon completion of the Business Combination, the combined company will amend its governance documents to adopt the “Worldpay” name.

Upon completion of the Business Combination, Charles Drucker will be the Executive Chairman and Co-Chief Executive Officer of the combined company, and reporting to Mr. Drucker will be Co-Chief Executive Officer Philip Jansen and Chief Financial Officer Stephanie Ferris. Additional members of the Combined Company’s executive team reporting to Mr. Drucker and Mr. Jansen will be announced at a later date. Also upon completion of the Business Combination, Sir Michael Rake, Worldpay’s current Chairman, will be the Lead Director of the combined company’s board of directors, and Jeffrey Stiefler, the Company’s current Chairman, will continue to serve as an independent director on the combined company’s board. At the effective time of the Business Combination, the board of directors of the combined company will consist of eight persons currently serving on the Company board of directors (including Messrs. Drucker and Stiefler) and five persons currently serving on the Worldpay board of directors (including Mr. Jansen and Sir Michael Rake).

The Business Combination will be subject to conditions and certain further terms, including, among other things: (i) the approval of the Scheme by a majority in number of Worldpay shareholders also representing not less than 75% in value of the Worldpay shareholders, in each case present at the Worldpay shareholders’ meeting; (ii) the sanction of the Scheme by the High Court of Justice in England and Wales; (iii) the Scheme becoming effective no later than March 31, 2018; (iv) the issuance of the new shares of Company Stock to Worldpay shareholders in connection with the Business Combination being duly approved by the affirmative vote of the majority of the votes cast at the Company’s stockholder’s meeting; and (v) the receipt of certain required antitrust, regulatory and other approvals. The conditions to the Business Combination are set out in full in the Rule 2.7 Announcement. It is expected that, subject to the satisfaction or waiver of all relevant conditions, the Business Combination will be completed in the first quarter of 2018.

The Company reserves the right, subject to the prior consent of the U.K. Panel on Takeovers and Mergers (the “Panel”) and the Co-operation Agreement, to elect to implement the Business Combination by way of a takeover offer (as such term is defined in the Companies Act).

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Co-operation Agreement

On August 9, 2017, Vantiv, Vantiv UK and Worldpay entered into the Co-operation Agreement, pursuant to which the parties agreed to jointly determine the strategy for obtaining the regulatory and other clearances necessary for, and satisfying the regulatory conditions to the Business Combination (the “Clearances”).

The parties agree to provide each other with such information and assistance as each may reasonably require for the purposes of obtaining all Clearances and making any submission, filing or notification to any regulatory authority.

Pursuant to the Co-operation Agreement, the Company is required to use all reasonable endeavors in order to obtain the Clearances as soon as reasonably practicable. However, neither Vantiv nor Vantiv UK is required to agree to any undertaking, commitment and/or assurance as a condition of obtaining any Clearance or divest, sell or otherwise dispose of any of its existing assets or businesses.

The Co-operation Agreement addresses certain other matters, as set forth therein.

Financing Documents

On October 14, 2016, Vantiv LLC entered into the Original Loan Agreement by and among Vantiv LLC and the lenders thereunder, effected pursuant to an amendment and restatement agreement, dated as of October 14, 2016, by and among Vantiv LLC, Vantiv Holding, certain other subsidiaries of Vantiv LLC, as guarantors, JPMorgan Chase Bank, N.A. as the administrative agent (the “Administrative Agent”) and the other lenders party thereto, which governs Vantiv LLC’s existing $2.4 billion term A loans, $761 million term B loans and $650 million revolving credit facility. The Original Loan Agreement was further amended on August 7, 2017 to provide Vantiv LLC with commitments to fund an additional $1.270 billion seven-year term B loans, the proceeds of which will be used to fund the Fifth Third share purchase described above (the Original Loan Agreement, as so amended, the “Existing Loan Agreement”).

On August 9, 2017, Vantiv LLC executed an amendment, dated August 9, 2017 (the “Incremental Amendment”), to the Existing Loan Agreement (as amended by the Incremental Amendment, the “Loan Agreement”) with various financial institutions and their affiliates. The Incremental Amendment provides Vantiv LLC with commitments to fund $1.605 billion of additional five-year term A loans, $1.129 billion of additional seven-year term B loans, and $350.0 million of additional revolving credit commitments. The proceeds of the commitments provided under the Incremental Amendment will be used to, among other things, provide the cash consideration for the Business Combination, to refinance existing debt of Worldpay, to pay fees and expenses in connection with the foregoing and for working capital and general corporate purposes. The obligations of the lenders party to the Incremental Amendment to provide the increased debt financing contemplated thereunder are subject to the consummation of the Business Acquisition and the customary “certain funds” conditions.

Borrowings under the Incremental Agreement will be subject to customary “certain funds” provisions consistent with the United Kingdom City Code on Takeovers and Mergers. Such provisions apply until the date that is the earlier of (i) March 31, 2018 or (ii) the date on which the scheme or offer under the United Kingdom City Code on Takeovers and Mergers with respect to the Business Combination has lapsed or been terminated or withdrawn (the “Certain Funds Period”). During the Certain Funds Period, if certain material events of default under the Loan Agreement occur, the commitments under the Incremental Amendment may be terminated.

Borrowings under the Loan Agreement will bear interest at a rate per annum equal to, at Vantiv LLC’s option, (i) the 1-week, 1, 2, 3 or 6 month, or, subject to availability, 12 month LIBOR rate plus a margin or (ii) a base rate plus a margin. With respect to its term A loans and its revolving credit loans, the margin added to LIBOR or the base rate will depend on Vantiv LLC’s leverage ratio from time to time.

The Loan Agreement contains customary representations and warranties, events of default and covenants for a transaction of this type, including, among other things, covenants that restrict the ability of Vantiv LLC and its subsidiaries to incur certain additional indebtedness, create or prevent certain liens on assets, engage in certain mergers or consolidations, engage in asset dispositions, declare or pay dividends and make equity redemptions or restrict the ability of its subsidiaries to do so, make loans and investments, enter into transactions with affiliates, enter into sale-leaseback transactions or make voluntary payments, amendments or modifications to subordinate or junior indebtedness. The Loan Agreement also requires Vantiv LLC to maintain for the benefit of the holders of the term A loans and revolving credit commitments only, a maximum

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

leverage ratio of 5.50 to 1.00 prior to December 31, 2017, 4.75 to 1.00 on and after December 31, 2017 and 4.25 to 1.00 on and after December 31, 2018, and a minimum interest coverage ratio of 4.00 to 1.00 at all times.

If an event of default under the Loan Agreement occurs, the commitments under the Loan Agreement may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable, subject to limitations with regard to the rights of the holders of the term B loans in the event of a violation of the financial covenants described above.

In addition, on August 9, 2017, Vantiv LLC, Morgan Stanley Senior Funding, Inc. and/or an affiliate thereof (“Morgan Stanley”), as administrative agent for the Bridge Lenders, Credit Suisse AG (acting through such of its affiliates or branches as it deems appropriate, “CS”), Credit Suisse Securities (USA) LLC (“CS Securities” and, together with CS and their respective affiliates, “Credit Suisse”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd., a member of MUFG, a global financial group (“MUFG”) entered into a Bridge Commitment Letter and that certain Bridge Fee Letter (together, the “Bridge Documents”), pursuant to which, subject to the satisfaction of the conditions set forth therein, the lenders thereunder (the “Bridge Lenders”) agreed to provide an up to $1.13 billion bridge term loan facility for the benefit of Vantiv LLC and certain of its subsidiaries.

Pursuant to the Bridge Documents, to the extent funded, the bridge loans that will be made available will mature on the first anniversary of the initial funding thereof, which such initial funding will not occur until the closing of the Business Combination. If any bridge loans are not repaid on the maturity date (the “Rollover Date”), such bridge loans will be automatically converted into rollover senior unsecured term loans which mature on the seventh anniversary of the Rollover Date. At any time on or after the Rollover Date, Bridge Lenders may elect to exchange rollover senior unsecured term loans for exchange notes of Vantiv LLC.

Vantiv LLC will use the proceeds from the bridge loan to repay or redeem existing third party debt of Worldpay and pay transaction fees and expenses in connection with the Business Combination. Prior to the one-year maturity date thereof, the bridge term loans will bear interest at a rate per annum equal to, at Vantiv LLC’s option, the 1, 2, 3 or 6 month LIBOR rate, in each case, plus an increasing margin, and subject to a fixed rate interest cap. Any rollover unsecured term loans and exchange notes will bear interest at such fixed rate interest cap.

The credit agreements documenting the bridge loans and rollover senior unsecured term loans will each contain customary representations and warranties, events of default and covenants for transactions of this type. The indenture governing the exchange notes will contain customary events of default and covenants for transactions of this type.

Each lender under the Loan Agreement and each Bridge Lender and their affiliates have engaged, and may in the future engage, in commercial banking, investment banking or financial advisory transactions with Vantiv LLC and its affiliates in the ordinary course of business, including as underwriters in connection with certain outstanding debt securities of Vantiv LLC. Such lenders, Bridge Lenders and their affiliates have received customary compensation and expenses for these commercial banking, investment banking or financial advisory transactions.

JPMorgan Chase Bank, N.A. is administrative agent and collateral agent under the Loan Agreement.

In addition, on August 9, 2017, Vantiv LLC, MSSF, Credit Suisse, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., a member of MUFG, a global financial group (“MUFG”; and, together with MSSF and Credit Suisse, the “Backstop Lenders”) entered into the Backstop Commitment Letter and that certain Backstop Fee Letter (collectively, the “Backstop Commitment Documents”), pursuant to which, subject to the conditions set forth therein, the Backstop Lenders agreed severally, and not jointly, to provide an up to $1.0 billion revolving credit facility, an up to $4.10 billion term A loan facility, and an up to $3.2 billion term B loan facility for the benefit of Vantiv LLC and certain of its subsidiaries. Pursuant to the terms of the Backstop Commitment Documents, the Backstop Lenders committed to (i) enter into a backstop credit agreement (the “Backstop Credit Agreement”) in the event that the Loan Agreement is not otherwise amended to effect certain changes thereto (the “Required Amendment”), and (ii) to make the committed amounts available under the Backstop Credit Agreement.

The commitments of the Backstop Lenders to enter into the Backstop Credit Agreement and provide the commitments thereunder expire upon the earliest of (i) the date of the consummation of Business Combination with or without the funding of any loans under the Backstop Credit Agreement, (ii) the date on which the incremental term loans under the Incremental Amendment are funded, (iii) the date of effectiveness of the Required Amendment, (iv) the valid termination of the Business Combination and (v) 11:59 p.m., New York City time, on March 31, 2018.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other than with respect to certain economic terms described in the Backstop Commitment Documents, the terms of the Backstop Credit Agreement shall be no less favorable to Vantiv LLC than the terms in the Loan Agreement. Vantiv LLC will pay certain customary fees and expenses as described in the Backstop Commitment Documents.

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

Executive Overview

Revenue for the three months ended June 30, 2017 increased 12% to $998.8 million from $891.2 million in 2016. Revenue for the six months ended June 30, 2017 increased 13% to $1,927.0 million from $1,709.8 million in 2016.

Income from operations for the three months ended June 30, 2017 increased to $153.7 million from $147.7 million in 2016. Income from operations for the six months ended June 30, 2017 decreased to $227.5 million from $257.3 million in 2016.

Net income for the three months ended June 30, 2017 increased to $86.9 million from $78.5 million in 2016. Net income attributable to Vantiv, Inc. for the three months ended June 30, 2017 increased to $68.8 million from $59.3 million in 2016. Net income for the six months ended June 30, 2017 decreased to $122.2 million from $130.9 million in 2016. Net income attributable to Vantiv, Inc. for the six months ended June 30, 2017 decreased to $97.7 million from $99.1 million in 2016. See the “Results of Operations” section of this Management’s Discussion and Analysis for a discussion of our financial results.

In October 2016, our board of directors authorized a program to repurchase up to $250 million of our Class A common stock. We currently have approximately $243 million of share repurchase authority remaining as of June 30, 2017 under this authorization.

See Note 12 - Subsequent Events in the Notes to Unaudited Consolidated Financial Statements for details of the Fifth Third Bank (“Fifth Third”) share purchase and the firm offer for Worldpay Group plc.

Paymetric Acquisition

On May 25, 2017, we acquired Paymetric Holdings, Inc. (“Paymetric”) for $532 million in cash, which is net of cash acquired. We funded the acquisition with cash on hand and borrowings under our revolving credit facility. Paymetric automates business-to-business payment workflows within enterprise systems and tokenizes payments data within these systems in order to enable secure storage of customer information and history. This acquisition helps to further accelerate our growth. The operations of Paymetric are included in our Merchant Services segment operating results.

Our Segments, Revenue and Expenses

Segments

We report our results of operations in two segments, Merchant Services and Financial Institution Services. We evaluate segment performance based upon segment profit, which is defined as net revenue and represents total revenue less network fees and other costs, less sales and marketing expense attributable to that segment.

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

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product development, legal and risk management, share-based compensation costs, equipment, occupancy and consulting costs. The six months ended June 30, 2017 includes a charge related to a settlement agreement stemming from legacy litigation of an acquired company.

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

•
Non-operating expenses during the three and six months ended June 30, 2017 and 2016 primarily relate to the change in the fair value of the tax receivable agreement (“TRA”) entered into as part of the acquisition of Mercury Payment Systems, LLC (“Mercury”).

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incur costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory, conversion and integration services and related personnel costs. Also included in these expenses are costs related to employee termination benefits and other transition activities. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses. Included in transition, acquisition and integration costs in the six months ended June 30, 2017 is a $38 million charge to general and administrative expense related to a settlement agreement stemming from legacy litigation of an acquired company.

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

Non-operating Expense

Non-operating expenses for the three and six months ended June 30, 2017 and 2016 primarily related to the change in fair value of the Mercury TRA.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third’s non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate for the three and six months ended June 30, 2017 is 34.0% and includes the impact of excess tax benefits relating to the Company’s adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The adjusted effective tax rate is expected to remain at 34.0% for the remainder of 2017. This rate was 36% for the three and six months ended June 30, 2016.

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

The following table provides a schedule of the tax adjustments discussed above which are reflected in the pro forma adjusted net income table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fifth Third Tax Benefit (a)	$2,268	$11,927	$4,536	$23,854
Mercury Tax Benefit (b)	3,169	4,665	6,338	9,330
Total Tax Benefits	5,437	16,592	10,874	33,184
Less: TRA payments (c)	(4,621)	(14,103)	(9,242)	(28,206)
TRA Tax Benefits (d)	816	2,489	1,632	4,978
Acquired Tax Benefits (e)	30,763	15,581	61,525	31,162
Pro Forma Tax Benefits (f)	$31,579	$18,070	$63,157	$36,140
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

The table below provides a reconciliation of GAAP income before applicable income taxes to pro forma adjusted net income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Income before applicable income taxes	$120,561	$116,902	$161,029	$193,176
Non-GAAP Adjustments:
Transition, acquisition and integration costs	13,236	12,408	62,770	19,571
Share-based compensation	10,881	7,940	21,461	16,292
Intangible amortization	54,294	47,242	106,200	94,907
Non-operating expenses	3,411	4,664	7,535	10,316
Non-GAAP Adjusted Income Before Applicable Taxes	202,383	189,156	358,995	334,262
Less: Pro Forma Adjustments
Income tax expense	68,810	68,096	122,058	120,334
Tax adjustments	(31,579)	(18,070)	(63,157)	(36,140)
Total pro forma tax expense	37,231	50,026	58,901	84,194
Pro forma tax rate	18%	26%	16%	25%

JV non-controlling interest	428	692	684	1,227
Pro Forma Adjusted Net Income	$164,724	$138,438	$299,410	$248,841

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$998,764	$891,217	$107,547	12%
Network fees and other costs	468,733	410,736	57,997	14%
Net revenue	530,031	480,481	49,550	10%
Sales and marketing	168,263	144,844	23,419	16%
Other operating costs	78,941	73,599	5,342	7%
General and administrative	50,727	49,120	1,607	3%
Depreciation and amortization	78,378	65,234	13,144	20%
Income from operations	$153,722	$147,684	$6,038	4%
Non-financial data:
Transactions (in millions)	6,587	6,183		7%

As a Percentage of Net Revenue	Three Months Ended June 30,
	2017	2016
Net revenue	100.0%	100.0%
Sales and marketing	31.7%	30.1%
Other operating costs	14.9%	15.3%
General and administrative	9.6%	10.3%
Depreciation and amortization	14.8%	13.6%
Income from operations	29.0%	30.7%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$1,926,966	$1,709,840	$217,126	13%
Network fees and other costs	926,825	798,149	128,676	16%
Net revenue	1,000,141	911,691	88,450	10%
Sales and marketing	323,303	280,482	42,821	15%
Other operating costs	154,865	147,302	7,563	5%
General and administrative	140,025	93,104	46,921	50%
Depreciation and amortization	154,464	133,464	21,000	16%
Income from operations	$227,484	$257,339	$(29,855)	(12)%
Non-financial data:
Transactions (in millions)	12,862	12,003		7%

As a Percentage of Net Revenue	Six Months Ended June 30,
	2017	2016
Net revenue	100.0%	100.0%
Sales and marketing	32.3%	30.8%
Other operating costs	15.5%	16.2%
General and administrative	14.0%	10.2%
Depreciation and amortization	15.4%	14.6%
Income from operations	22.8%	28.2%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 and Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue

Revenue increased 12% to $998.8 million for the three months ended June 30, 2017 from $891.2 million for the three months ended June 30, 2016. The increase during the three months ended June 30, 2017 was due primarily to transaction growth of 7%. Additionally, growth in our Merchant Services segment as a result of our continued penetration of small and mid-sized merchants contributed to higher net revenue per transaction.

Revenue increased 13% to $1,927.0 million for the six months ended June 30, 2017 from $1,709.8 million for the six months ended June 30, 2016. The increase during the six months ended June 30, 2017 was due primarily to transaction growth of 7%. Additionally, growth in our Merchant Services segment as a result of our continued penetration of small and mid-sized merchants contributed to higher net revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 14% to $468.7 million for the three months ended June 30, 2017 from $410.7 million for the three months ended June 30, 2016. The increase was due primarily to transaction growth of 7% and an increase in third party processing costs.

Network fees and other costs increased 16% to $926.8 million for the six months ended June 30, 2017 from $798.1 million for the six months ended June 30, 2016. The increase was due primarily to transaction growth of 7% and an increase in third party processing costs.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 10% to $530.0 million for the three months ended June 30, 2017 from $480.5 million for the three months ended June 30, 2016 due to the factors discussed above.

Net revenue, which is revenue less network fees and other costs, increased 10% to $1,000.1 million for the six months ended June 30, 2017 from $911.7 million for the six months ended June 30, 2016 due to the factors discussed above.

Sales and Marketing

Sales and marketing expense increased 16% to $168.3 million for the three months ended June 30, 2017 from $144.8 million for the three months ended June 30, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in our Merchant Services segment in connection with the continued penetration of small and mid-sized merchants.

Sales and marketing expense increased 15% to $323.3 million for the six months ended June 30, 2017 from $280.5 million for the six months ended June 30, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in our Merchant Services segment in connection with the continued penetration of small and mid-sized merchants.

Other Operating Costs

Other operating costs increased 7% to $78.9 million for the three months ended June 30, 2017 from $73.6 million for the three months ended June 30, 2016. When excluding transition, acquisition and integration costs, other operating costs increased 5% to $74.0 million for the three months ended June 30, 2017 from $70.1 million for the three months ended June 30, 2016. The increase is primarily attributable to an increase in information technology and operation costs, in support of our revenue growth.

Other operating costs increased 5% to $154.9 million for the six months ended June 30, 2017 from $147.3 million for the six months ended June 30, 2016. When excluding transition, acquisition and integration costs, other operating costs increased 4% to $146.6 million for the six months ended June 30, 2017 from $141.3 million for the six months ended June 30, 2016. The increase is primarily attributable to an increase in information technology and operation costs, in support of our revenue growth.

General and Administrative

General and administrative expenses increased 3% to $50.7 million for the three months ended June 30, 2017 from $49.1 million for the three months ended June 30, 2016. When excluding transition, acquisition and integration costs and share-based compensation costs, general and administrative expenses decreased 2% to $31.6 million for the three months ended June 30, 2017 from $32.3 million for the three months ended June 30, 2016.

General and administrative expenses increased 50% to $140.0 million for the six months ended June 30, 2017 from $93.1 million for the six months ended June 30, 2016. When excluding transition, acquisition and integration costs, which include a $38 million charge related to a settlement agreement stemming from legacy litigation of an acquired company, as well as share-based compensation costs, general and administrative expenses increased 1% to $64.0 million for the six months ended June 30, 2017 from $63.2 million for the six months ended June 30, 2016.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased to $22.3 million for the three months ended June 30, 2017 from $15.9 million for the three months ended June 30, 2016. The increase is primarily attributable to our recent acquisitions.

Depreciation expense associated with our property, equipment and software increased to $43.2 million for six months ended June 30, 2017 from $34.2 million for the six months ended June 30, 2016. The increase is primarily attributable to our recent acquisitions.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $56.1 million for the three months ended June 30, 2017 from $49.4 million for the three months ended June

30, 2016. The increase is primarily attributable to an increase in amortization of customer relationship intangible assets as a result of recent acquisitions.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $111.3 million for the six months ended June 30, 2017 from $99.3 million for the six months ended June 30, 2016. The increase is primarily attributable to an increase in amortization of customer relationship intangible assets as a result of recent acquisitions.

Income from Operations

Income from operations increased 4% to $153.7 million for the three months ended June 30, 2017 from $147.7 million for the three months ended June 30, 2016.

Income from operations decreased 12% to $227.5 million for the six months ended June 30, 2017 from $257.3 million for the six months ended June 30, 2016.

Interest Expense—Net

Interest expense—net increased to $29.8 million for the three months ended June 30, 2017 from $26.1 million for the three months ended June 30, 2016. The increase in interest expense—net is primarily attributable to our October 2016 debt refinancing, which resulted in an increase in the amount of outstanding debt, and our interest rate swaps.

Interest expense—net increased to $58.9 million for the six months ended June 30, 2017 from $53.8 million for the six months ended June 30, 2016. This increase in interest expense—net is primarily attributable to our October 2016 debt refinancing, which resulted in an increase in the amount of outstanding debt, and our interest rate swaps.

Non-Operating Expense

Non-operating expenses were $3.4 million and $7.5 million for the three and six months ended June 30, 2017, respectively, primarily relating to the change in fair value of the TRA entered into as part of the acquisition of Mercury.

Non-operating expense were $4.7 million and $10.3 million for the three and six months ended June 30, 2016, respectively, primarily relating to the change in fair value of the TRA entered into as part of the acquisition of Mercury.

Income Tax Expense

Income tax expense for the three months ended June 30, 2017 was $33.7 million compared to $38.4 million for the three months ended June 30, 2016, reflecting effective rates of 28.0% and 32.9%, respectively. Income tax expense for the six months ended June 30, 2017 was $38.9 million compared to $62.3 million for the six months ended June 30, 2016, reflecting effective rates of 24.1% and 32.2%, respectively. Our effective rate reflects the impact of our non-controlling interests not being taxed at the statutory corporate tax rates. The effective tax rate for the three and six months ended June 30, 2017, includes a $5.5 million and a $14.1 million credit, respectively, to income tax expense as a result of our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three and six months ended June 30, 2017 and 2016.

Merchant Services

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Total revenue	$886,675	$762,593	$124,082	16%
Network fees and other costs	437,532	374,820	62,712	17%
Net revenue	449,143	387,773	61,370	16%
Sales and marketing	162,647	139,108	23,539	17%
Segment profit	$286,496	$248,665	$37,831	15%
Non-financial data:
Transactions (in millions)	5,673	5,156		10%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Total revenue	$1,698,711	$1,457,173	$241,538	17%
Network fees and other costs	863,676	728,154	135,522	19%
Net revenue	835,035	729,019	106,016	15%
Sales and marketing	311,606	268,444	43,162	16%
Segment profit	$523,429	$460,575	$62,854	14%
Non-financial data:
Transactions (in millions)	11,014	10,003		10%

Net Revenue

Net revenue in this segment increased 16% to $449.1 million for the three months ended June 30, 2017 from $387.8 million for the three months ended June 30, 2016. The increase during the three months ended June 30, 2017 was due primarily to transaction growth of 10% and a 5% increase in net revenue per transaction associated with our continued penetration of small and mid-sized merchants.

Net revenue in this segment increased 15% to $835.0 million for the six months ended June 30, 2017 from $729.0 million for the six months ended June 30, 2016. The increase during the six months ended June 30, 2017 was primarily due to transaction growth of 10% and a 4% increase in net revenue per transaction associated with our continued penetration of small and mid-sized merchants.

Sales and Marketing

Sales and marketing expense increased 17% to $162.6 million for the three months ended June 30, 2017 from $139.1 million for the three months ended June 30, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in connection with the continued penetration of small and mid-sized merchants.

Sales and marketing expense increased 16% to $311.6 million for the six months ended June 30, 2017 from $268.4 million for the six months ended June 30, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in connection with the continued penetration of small and mid-sized merchants.

Financial Institution Services

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Total revenue	$112,089	$128,624	$(16,535)	(13)%
Network fees and other costs	31,201	35,916	(4,715)	(13)%
Net revenue	80,888	92,708	(11,820)	(13)%
Sales and marketing	5,616	5,736	(120)	(2)%
Segment profit	$75,272	$86,972	$(11,700)	(13)%
Non-financial data:
Transactions (in millions)	914	1,027		(11)%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Total revenue	$228,255	$252,667	$(24,412)	(10)%
Network fees and other costs	63,149	69,995	(6,846)	(10)%
Net revenue	165,106	182,672	(17,566)	(10)%
Sales and marketing	11,697	12,038	(341)	(3)%
Segment profit	$153,409	$170,634	$(17,225)	(10)%
Non-financial data:
Transactions (in millions)	1,848	2,000		(8)%

Net Revenue

Net revenue in this segment decreased 13% to $80.9 million for the three months ended June 30, 2017 from $92.7 million for the three months ended June 30, 2016. The decrease during the three months ended June 30, 2017 was due to an 11% decrease in transactions and lower net revenue per transaction primarily driven by compression from the Fifth Third contract renewal and the de-conversion of a major client.

Net revenue in this segment decreased 10% to $165.1 million for the six months ended June 30, 2017 from $182.7 million for the six months ended June 30, 2016. The decrease during the six months ended June 30, 2017 was due to an 8% decrease in transactions and lower net revenue per transaction primarily driven by compression from the Fifth Third contract renewal and the de-conversion of a major client.

Sales and Marketing

Sales and marketing expense decreased $0.1 million to $5.6 million for the three months ended June 30, 2017 from $5.7 million for the three months ended June 30, 2016.

Sales and marketing expense decreased $0.3 million to $11.7 million for the six months ended June 30, 2017 from $12.0 million for the six months ended June 30, 2016.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. As of June 30, 2017, our principal sources of liquidity consisted of $119.9 million of cash and cash equivalents and $292.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $3.5 billion as of June 30, 2017.

We have approximately $243 million of share repurchase authority remaining as of June 30, 2017 under a program authorized by the board of directors in October 2016 to repurchase up to an additional $250 million of our Class A common stock.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016 (in thousands).

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$434,918	$248,486
Net cash used in investing activities	(610,005)	(85,289)
Net cash provided by (used in) financing activities	155,855	(157,569)

Cash Flow from Operating Activities

Net cash provided by operating activities was $434.9 million for the six months ended June 30, 2017 as compared to $248.5 million for the six months ended June 30, 2016. The increase is due primarily to a decrease in the accounts receivable balance and changes in net settlement asset and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $610.0 million for the six months ended June 30, 2017 as compared to $85.3 million for the six months ended June 30, 2016. The increase was primarily due to the acquisition of Paymetric.

Cash Flow from Financing Activities

Net cash provided by financing activities was $155.9 million for the six months ended June 30, 2017 as compared to net cash used of $157.6 million for the six months ended June 30, 2016. Cash provided by financing activities for the six months ended June 30, 2017 consisted primarily of borrowings under our revolving credit facility partially offset by the repayment of debt and capital leases, payments under the tax receivable agreements and addendums and distributions to non-controlling interests. Cash used in financing activities for the six months ended June 30, 2016 consisted primarily of the repayment of debt and capital leases and payments under the tax receivable agreements and addendums.

Credit Facilities

In October 2016, Vantiv, LLC completed a debt refinancing by entering into a second amended and restated loan agreement (“Second Amended Loan Agreement”). The Second Amended Loan Agreement provides for senior secured credit facilities comprised of a $2.5 billion tranche A loan maturing in October 2021, a $765.0 million tranche B loan maturing in October 2023 and a $650.0 million revolving credit facility maturing in October 2021. At June 30, 2017, we have $2.4 billion and $0.8 billion outstanding under the term A and term B loans, respectively, and there was approximately $358.0 million outstanding borrowings on the revolving credit facility. See additional discussion in Note 4 – Long-term Debt to the Notes to Unaudited Consolidated Financial Statements.

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

As of June 30, 2017, we were in compliance with these covenants with a leverage ratio of 3.60 to 1.00 and an interest coverage ratio of 9.28 to 1.00.

Interest Rate Swaps and Caps

As of June 30, 2017, we have a total of 4 outstanding interest rate swaps and 6 interest rate cap agreements that were designated as cash flow hedges of interest rate risk. See Note 5 - Derivatives and Hedging Activities in the Notes to Unaudited Consolidated Financial Statements for more information about the interest rate swaps and caps.

Tax Receivable Agreements

As of June 30, 2017, we are party to several TRAs in which we agree to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions. Payments under the TRAs will be based on our tax reporting positions and are only required to the extent we realize cash savings as a result of the underlying tax attributes. The cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no deductions related to the tax attributes discussed below. We will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. We currently have the following three TRAs:

•
TRAs with investors prior to our IPO for its use of NPC Group, Inc. net operating losses (“NOLs”) and other tax attributes existing at the IPO date under the NPC TRA, all of which is currently held by Fifth Third.

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

During 2016, the Company terminated a portion of the obligations under the Fifth Third TRA. In addition to the Fifth Third TRA settlement, the Fifth Third TRA Addendum contains the following provisions to acquire a significant portion of the remaining Fifth Third TRA:

•
As of June 30, 2017, the Fifth Third TRA Addendum provides that we may be obligated to pay up to a total of approximately $140.0 million to Fifth Third to terminate and settle certain remaining obligations under the Fifth Third TRA and the NPC TRA, totaling an estimated $315.2 million, the difference of which will be recorded as an addition to paid-in capital upon the exercise of the Call Options or Put Options (as defined below).

As of June 30, 2017, the following are the remaining terms under the Fifth Third TRA Addendum, beginning September 1, 2017, December 1, 2017, March 1, 2018, June 1, 2018, September 1, 2018 and December 1, 2018, and ending September 10, 2017, December 10, 2017, March 10, 2018, June 10, 2018, September 10, 2018 and December 10, 2018, respectively, we are granted call options (collectively, the “Call Options”) pursuant to which certain of our additional obligations under the Fifth Third TRA and the NPC TRA would be terminated and settled in consideration for cash payments of $16.1 million, $16.6 million, $25.6 million, $26.4 million, $27.2 million and $28.1 million, respectively.

•
Under the remaining terms of the Fifth Third TRA Addendum, in the unlikely event we do not exercise the relevant Call Option, Fifth Third is granted put options beginning September 20, 2017, December 20, 2017, March 20, 2018, June 20, 2018, September 20, 2018 and December 20, 2018, and ending September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively (collectively, the “Put Options”), pursuant to which certain additional obligations of the Company would be terminated and settled in consideration for cash payments with similar amounts to the Call Options.

•
In March and June 2017, we made payments of $15.1 million and $15.6 million, respectively, pursuant to the Fifth Third TRA Holders under the terms of the Fifth Third TRA Addendum. These payments resulted in a net gain recorded in equity of approximately $30.5 million after taxes.

Since Fifth Third is a significant stockholder, a special committee of the Company’s board of directors comprised of independent, disinterested directors authorized the TRA Addendum.

During 2015, we entered into the Mercury TRA Addendum with each of the pre-acquisition owners of Mercury ("Mercury TRA Holders"). The Mercury TRA Addendum contains the following provisions to acquire the remaining Mercury TRA:

•
As of June 30, 2017, the following are the remaining terms under the Mercury TRA Addendum, beginning December 1st of each of 2017 and 2018, and ending June 30th of 2018 and 2019, respectively, we are granted call options (collectively, the "Call Options") pursuant to which certain of our additional obligations under the Mercury TRA would be terminated in consideration for cash payments of $38.0 million and $43.0 million, respectively.

•
In the unlikely event we do not exercise the relevant Call Option, the Mercury TRA Holders are granted put options beginning July 10th and ending July 25th of each of 2018 and 2019, respectively (collectively, the "Put Options"), pursuant to which certain of our additional obligations would be terminated in consideration for cash payments with similar amounts to the Call Options.

•	In June 2017 and 2016, we exercised the December 2016 and 2015 Call Options under the Mercury TRA Addendum and we made the related $38.1 million and $41.4 million payments to the Mercury TRA Holders.

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

If Fifth Third had exchanged its remaining Class B units of Vantiv Holding all for shares of Class A common stock on June 30, 2017, we would have recorded an additional full and undiscounted TRA obligation of approximately $1.2 billion. This estimate is subject to material change based on changes in Fifth Third’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price.

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

During the six months ended June 30, 2017, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2016. Our critical accounting policies and estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 8, 2017.

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

As of June 30, 2017 we had a total of 4 outstanding interest rate swaps covering an exposure period from January 2017 through January 2019 and have a combined notional balance of $500 million. In addition, we have 6 interest rate cap agreements with a combined $1.0 billion notional balance and a cap strike rate of 0.75% covering an exposure period from January 2017 to January 2020.

Based on the amount outstanding under our senior secured credit facilities at June 30, 2017, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps and caps effective at June 30, 2017, would cause an increase or decrease in interest expense of $20.3 million on an annual basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1, 2017 to April 30, 2017	138	$65.74	—	$243.2
May 1, 2017 to May 31, 2017	—	$—	—	$243.2
June 1, 2017 to June 30, 2017	1,644	$63.34	—	$243.2

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

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

VANTIV, INC.

Dated:	August 9, 2017	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	August 9, 2017	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.