Form 10-Q
period 2017-09-30
Vantiv, Inc.
filed 2017-10-26
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of September 30, 2017, there were 162,506,630 shares of the registrant’s Class A common stock outstanding and 15,252,826 shares of the registrant’s Class B common stock outstanding.

VANTIV, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2017

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
External customers	$1,017,030	$897,800	$2,910,601	$2,565,529
Related party revenues	16,735	16,219	50,130	58,330
Total revenue	1,033,765	914,019	2,960,731	2,623,859
Network fees and other costs	479,533	423,361	1,406,358	1,221,510
Sales and marketing	173,779	153,248	497,082	433,730
Other operating costs	79,482	72,162	234,347	219,464
General and administrative	49,607	40,727	189,632	133,831
Depreciation and amortization	82,500	66,086	236,964	199,550
Income from operations	168,864	158,435	396,348	415,774
Interest expense—net	(38,521)	(27,474)	(97,441)	(81,321)
Non-operating income (expenses)	21,207	(4,633)	13,672	(14,949)
Income before applicable income taxes	151,550	126,328	312,579	319,504
Income tax expense	44,645	39,324	83,519	101,591
Net income	106,905	87,004	229,060	217,913
Less: Net income attributable to non-controlling interests	(14,787)	(20,708)	(39,280)	(52,552)
Net income attributable to Vantiv, Inc.	$92,118	$66,296	$189,780	$165,361
Net income per share attributable to Vantiv, Inc. Class A common stock:
Basic	$0.57	$0.43	$1.18	$1.06
Diluted	$0.57	$0.41	$1.17	$1.04
Shares used in computing net income per share of Class A common stock:
Basic	161,465,849	155,740,660	161,205,066	155,603,265
Diluted	162,882,396	197,342,169	162,617,782	197,126,571

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$106,905	$87,004	$229,060	$217,913
Other comprehensive gain (loss), net of tax:
Gain (loss) on cash flow hedges	811	3,572	5,690	(9,654)
Comprehensive income	107,716	90,576	234,750	208,259
Less: Comprehensive income attributable to non-controlling interests	(14,693)	(21,654)	(40,444)	(49,992)
Comprehensive income attributable to Vantiv, Inc.	$93,023	$68,922	$194,306	$158,267

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$92,638	$139,148
Accounts receivable—net	899,389	940,052
Related party receivable	1,639	1,751
Settlement assets	135,043	152,490
Prepaid expenses	48,073	39,229
Other	118,664	15,188
Total current assets	1,295,446	1,287,858
Customer incentives	64,023	67,288
Property, equipment and software—net	470,308	348,553
Intangible assets—net	732,431	787,820
Goodwill	4,180,307	3,738,589
Deferred taxes	1,322,679	771,139
Other assets	24,740	42,760
Total assets	$8,089,934	$7,044,007
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$528,473	$471,979
Related party payable	3,037	3,623
Settlement obligations	788,261	801,381
Current portion of note payable to related party	7,557	7,557
Current portion of note payable	133,097	123,562
Current portion of tax receivable agreement obligations to related parties	261,844	191,014
Current portion of tax receivable agreement obligations	54,798	60,400
Deferred income	19,349	7,907
Current maturities of capital lease obligations	8,000	7,870
Other	6,790	13,719
Total current liabilities	1,811,206	1,689,012
Long-term liabilities:
Note payable to related party	170,097	143,577
Note payable	4,421,522	2,946,026
Tax receivable agreement obligations to related parties	876,434	451,318
Tax receivable agreement obligations	42,510	86,640
Capital lease obligations	6,666	13,223
Deferred taxes	98,097	62,148
Other	46,297	44,774
Total long-term liabilities	5,661,623	3,747,706
Total liabilities	7,472,829	5,436,718
Commitments and contingencies (See Note 7 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 162,506,630 shares outstanding at September 30, 2017; 161,134,831 shares outstanding at December 31, 2016	1	1
Class B common stock, no par value; 100,000,000 shares authorized; 15,252,826 shares issued and outstanding at September 30, 2017; 35,042,826 shares issued and outstanding at December 31, 2016	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	25,048	706,055
Retained earnings	617,683	689,512
Accumulated other comprehensive loss	(1,671)	(6,197)
Treasury stock, at cost; 2,849,275 shares at September 30, 2017 and 2,710,195 shares at December 31, 2016	(82,893)	(73,706)
Total Vantiv, Inc. equity	558,168	1,315,665
Non-controlling interests	58,937	291,624
Total equity	617,105	1,607,289
Total liabilities and equity	$8,089,934	$7,044,007
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income	$229,060	$217,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	236,964	199,550
Amortization of customer incentives	18,648	18,508
Amortization of debt issuance costs	3,941	4,818
Unrealized gain on deal contingent forward	(24,365)	—
Share-based compensation expense	35,068	25,892
Deferred taxes	60,000	49,900
Excess tax benefit from share-based compensation	—	(11,193)
Tax receivable agreements non-cash items	10,708	14,880
Other	2,304	433
Change in operating assets and liabilities:
Accounts receivable and related party receivable	46,682	(67,938)
Net settlement assets and obligations	4,327	(16,558)
Customer incentives	(17,703)	(30,808)
Prepaid and other assets	(82,916)	6,183
Accounts payable and accrued expenses	22,924	24,859
Payable to related party	(586)	(1,331)
Other liabilities	(17,390)	(4,713)
Net cash provided by operating activities	527,666	430,395
Investing Activities:
Purchases of property and equipment	(81,882)	(93,822)
Acquisition of customer portfolios and related assets and other	(38,165)	(2,179)
Purchase of derivative instruments	—	(21,523)
Cash used in acquisitions, net of cash acquired	(531,534)	—
Net cash used in investing activities	(651,581)	(117,524)
Financing Activities:
Proceeds from issuance of long-term debt	1,270,000	—
Borrowings on revolving credit facility	5,405,000	1,180,000
Repayment of revolving credit facility	(5,046,000)	(1,180,000)
Repayment of debt and capital lease obligations	(107,969)	(98,019)
Payment of debt issuance costs	(24,148)	—
Proceeds from issuance of Class A common stock under employee stock plans	10,847	12,340
Purchase and cancellation of Class A common stock	(1,268,057)	(25,008)
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(9,187)	(6,036)
Settlement of certain tax receivable agreements	(84,878)	(158,115)
Payments under tax receivable agreements	(55,695)	(53,474)
Excess tax benefit from share-based compensation	—	11,193
Distributions to non-controlling interests	(12,508)	(9,018)
Other	—	(12)
Net cash provided by (used in) financing activities	77,405	(326,149)
Net decrease in cash and cash equivalents	(46,510)	(13,278)
Cash and cash equivalents—Beginning of period	139,148	197,096
Cash and cash equivalents—End of period	$92,638	$183,818
Cash Payments:
Interest	$94,318	$76,404
Taxes	31,585	35,709
See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

											Accumulated
		Common Stock									Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in		Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2017	$1,607,289	161,135	$1	35,043	$—	2,710	$(73,706)	$706,055		$689,512	$(6,197)	$291,624
Cumulative effect of accounting change	491	—	—	—	—	—	—	1,299		(808)	—	—
Net income	229,060	—	—	—	—	—	—	—		189,780	—	39,280
Issuance of Class A common stock under employee stock plans, net of forfeitures	10,847	1,511	—	—	—	—	—	10,847		—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(9,187)	(139)	—	—	—	139	(9,187)	—		—	—	—
Purchase and cancellation of Class A common stock	(1,270,589)	—	—	(19,790)	—	—	—	(1,009,788)		(260,801)	—	—
Settlement of certain tax receivable agreements	45,347	—	—	—	—	—	—	45,347		—	—	—
Issuance of tax receivable agreements	(24,403)	—	—	—	—	—	—	(24,403)	—	—	—	—
Unrealized gain on hedging activities, net of tax	5,690	—	—	—	—	—	—	—		—	4,526	1,164
Distribution to non-controlling interests	(12,508)	—	—	—	—	—	—	—		—	—	(12,508)
Share-based compensation	35,068	—	—	—	—	—	—	29,619		—	—	5,449
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	266,072		—	—	(266,072)
Ending Balance, September 30, 2017	$617,105	162,507	$1	15,253	$—	2,849	$(82,893)	$25,048		$617,683	$(1,671)	$58,937

See Notes to Unaudited Consolidated Financial Statements.

Vantiv, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In thousands)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2016	$1,225,066	155,488	$1	35,043	$—	2,593	$(67,458)	$553,145	$476,304	$(9,204)	$272,278
Net income	217,913	—	—	—	—	—	—	—	165,361	—	52,552
Issuance of Class A common stock under employee stock plans, net of forfeitures	12,340	1,371	—	—	—	—	—	12,340	—	—	—
Excess tax benefit from employee share-based compensation	11,193	—	—	—	—	—	—	11,193	—	—	—
Repurchase of Class A common stock	(25,008)	(457)	—	—	—	—	—	(25,008)	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(6,036)	(114)	—	—	—	114	(6,036)	—	—	—	—
Termination of certain tax receivable agreements	129,538	—	—	—	—	—	—	129,538	—	—	—
Unrealized loss on hedging activities, net of tax	(9,654)	—	—	—	—	—	—	—	—	(7,094)	(2,560)
Distribution to non-controlling interests	(9,018)	—	—	—	—	—	—	—	—	—	(9,018)
Share-based compensation	25,892	—	—	—	—	—	—	21,150	—	—	4,742
Other	(12)	—	—	—	—	—	—	(12)	—	—	—
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	7,501	—	—	(7,501)
Ending Balance, September 30, 2016	$1,572,214	156,288	$1	35,043	$—	2,707	$(73,494)	$709,847	$641,665	$(16,298)	$310,493

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

As of September 30, 2017, Vantiv, Inc. and Fifth Third Bank (“Fifth Third”) owned interests in Vantiv Holding of 91.42% and 8.58%, respectively (see Note 6 - Controlling and Non-controlling Interests for changes in non-controlling interests).

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests primarily represent Fifth Third’s minority share of net income or loss of equity in Vantiv Holding. Net income attributable to non-controlling interests does not include expenses incurred directly by Vantiv, Inc., including income tax expense attributable to Vantiv, Inc. Non-controlling interests are presented as a component of equity in the accompanying consolidated statements of financial position.

Share Repurchase Program

In October 2016, our board of directors authorized a program to repurchase up to $250 million of our Class A common stock. The Company has approximately $243 million of share repurchase authority remaining as of September 30, 2017 under this authorization.

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

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product development, legal and risk management, share-based compensation costs, equipment, occupancy and consulting costs. The nine months ended September 30, 2017 includes a charge related to a settlement agreement stemming from legacy litigation of an acquired company.

•
Non-operating income for the three and nine months ended September 30, 2017 consists of an unrealized gain relating to the change in the fair value of a deal contingent forward entered into in connection with the pending Worldpay Group plc (“Worldpay”) acquisition (see Note 12 - Pending Worldpay Transaction), partially offset by the change in fair value of a tax receivable agreement (“TRA”) entered into as part of the acquisition of Mercury Payment Systems, LLC (“Mercury”). Non-operating expenses for the three and nine months ended September 30, 2016 primarily relate to the change in fair value of a TRA entered into as part of the acquisition of Mercury. (see Note 8 - Fair Value Measurements).

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this ASU on January 1, 2017. Under previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of $1.9 million and $16.0 million in income tax expense, rather than in paid-in capital, for the three and nine months ended September 30, 2017, respectively.

Additionally, under ASU 2016-09, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company has elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in an increase to operating cash flow of $16.0 million for the nine months ended September 30, 2017, and the prior year period has not been adjusted. The presentation requirements for cash flows related to employee taxes paid for withheld shares have no impact to the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of approximately 364,000 shares and 412,000 shares for the three and nine months ended September 30, 2017, respectively.

For the nine months ended September 30, 2017 and 2016 total share-based compensation expense was $35.1 million and $25.9 million, respectively.

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Vantiv, Inc. is a holding company that does not conduct any business operations of its own. As a result, Vantiv, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to Vantiv, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of September 30, 2017.

Income Taxes

Vantiv, Inc. is taxed as a C corporation for U.S. income tax purposes and is therefore subject to both federal and state taxation at a corporate level.

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of September 30, 2017 and December 31, 2016, the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 26.7% and 31.8% respectively, for the nine months ended September 30, 2017 and 2016. The effective tax rate for each period reflects the impact of the Company’s non-controlling interests not being taxed at the statutory corporate tax rates. The effective tax rate for the nine months ended September 30, 2017 includes a $16.0 million credit to income tax expense relating to excess tax benefits as a result of the Company’s adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents.

Accounts Receivable—net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts through the Federal Reserve’s Automated Clearing House; as such, collectibility is reasonably assured. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

Customer Incentives

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the contractual agreement. Related amortization is recorded as contra-revenue.

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. These facilities, furniture and equipment and software are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment, 3 to 8 years for software and 3 to 10 years for leasehold improvements or the lesser of the estimated useful life of the improvement or the term of the lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of September 30, 2017 and December 31, 2016 was $379.0 million and $309.7 million, respectively.

The Company capitalizes certain costs related to computer software developed for internal use and amortizes such costs on a straight-line basis over an estimated useful life of 5 to 8 years. Research and development costs incurred prior to establishing technological feasibility are charged to operations as such costs are incurred. Once technological feasibility has been established, costs are capitalized until the software is placed in service, at which time the Company begins to amortize such costs over their estimated useful life.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2017 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of September 30, 2017.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of September 30, 2017, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

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

Tax Receivable Agreements

As of September 30, 2017, the Company is party to several TRAs in which the Company agrees to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by the Company as a result of certain tax deductions. Payments under the TRAs will be based on the tax reporting positions of the Company and, generally, are only required to the extent the Company realizes cash savings as a result of the underlying tax attributes. Under the agreement between the Company and Fifth Third dated August 7, 2017, in certain specified circumstances, the Company may be required to make payments in excess of such cash savings. The cash savings realized by the Company are computed by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes discussed below. The Company will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. The Company has entered into the following three TRAs:

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

In connection with the Fifth Third Exchange and share purchase as discussed in Note 6 - Controlling and Non-controlling Interests, the Company recorded a liability of approximately $647.5 million during the quarter ending September 30, 2017 under the tax receivable agreements the Company entered into with Fifth Third Bank at the time of its

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

initial public offering. This liability is based on the closing share price of the Company’s Class A common stock on August 4, 2017.

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

In addition to the 2016 Fifth Third TRA settlement discussed above, as of September 30, 2017, the Fifth Third TRA Addendum provides that the Company may be obligated to pay up to a total of approximately $123.9 million to Fifth Third to terminate and settle certain remaining obligations under the Fifth Third TRA and the NPC TRA, totaling an estimated $275.8 million, the difference of which will be recorded as an addition to paid-in capital upon the exercise of the Call Options or Put Options discussed below.

In March, June and September 2017, the Company made payments of $15.1 million, $15.6 million, and $16.1 million, respectively, pursuant to the Fifth Third TRA Holders under the terms of the Fifth Third TRA Addendum. These payments resulted in a net gain recorded in equity of approximately $45.3 million after taxes.

As of September 30, 2017, the following are the remaining terms of the Fifth Third TRA Addendum. Beginning December 1, 2017, March 1, 2018, June 1, 2018, September 1, 2018 and December 1, 2018, and ending December 10, 2017, March 10, 2018, June 10, 2018, September 10, 2018 and December 10, 2018, respectively, the Company is granted call options (collectively, the “Call Options”) pursuant to which certain additional obligations of the Company under the Fifth Third TRA and the NPC TRA would be terminated and settled in consideration for cash payments of $16.6 million, $25.6 million, $26.4 million, $27.2 million and $28.1 million, respectively.

Under the remaining terms of the Fifth Third TRA Addendum, in the unlikely event the Company does not exercise the relevant Call Option, Fifth Third is granted put options beginning December 20, 2017, March 20, 2018, June 20, 2018, September 20, 2018 and December 20, 2018, and ending December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively (collectively, the “Put Options”), pursuant to which certain additional obligations of the Company would be terminated and settled in consideration for cash payments with similar amounts to the Call Options.

The full carrying amount of the Fifth Third callable/puttable TRA obligations for the options exercisable within 12 months of the balance sheet date have been classified as current obligations in the accompanying balance sheet ($216.8 million.)

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

During 2015, the Company entered into a Repurchase Addendum to the Mercury Tax Receivable Agreement (the “Mercury TRA Addendum”) with each of the pre-acquisition owners of Mercury ("Mercury TRA Holders"). The Mercury TRA Addendum contains the following provisions to acquire the remaining Mercury TRA:

•
As of September 30, 2017, the following are the remaining terms under the Mercury TRA Addendum. Beginning December 1st of each of 2017 and 2018, and ending June 30th of 2018 and 2019, respectively, the Company is granted call options (collectively, the "Call Options") pursuant to which certain additional obligations of the Company under the Mercury TRA would be terminated in consideration for cash payments of $38.0 million and $43.0 million, respectively.

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

New Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for the Company in the first quarter of fiscal 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of this principle on the Company’s consolidated financial statements.

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

Cash acquired	$11,864
Current assets	7,243
Property, equipment and software, net	92,121
Intangible assets	47,800
Goodwill	435,032
Other assets	67
Current liabilities	(17,702)
Deferred tax liability	(24,492)
Non-current liabilities	(8,535)
Total purchase price	$543,398

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

The Company incurred transaction expenses of approximately $7.1 million during the nine months ended September 30, 2017 in conjunction with the acquisition of Paymetric, which are included in general and administrative expenses on the accompanying consolidated statement of income. From the acquisition date of May 25, 2017 through September 30, 2017, revenue and net income included in the accompanying statement of income for the three months and nine months ended September 30, 2017 attributable to Paymetric is not material.

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

Cash acquired	$22,851
Current assets	44,047
Property and equipment	22
Intangible assets	72,000
Goodwill	378,747
Current liabilities	(65,966)
Deferred tax liability	(19,192)
Non-current liabilities	(2,881)
Total purchase price	$429,628

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

Intangible assets consist of customer relationship assets of $72.0 million with a weighted average estimated useful life of 5 years.

The pro forma results of the Company reflecting the acquisition of Moneris USA were not material to our financial results and therefore have not been presented.

3. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by business segment, are as follows (in thousands):

	Merchant Services	Financial Institution Services	Total
Balance as of December 31, 2016	$3,163,739	$574,850	$3,738,589
Goodwill attributable to acquisition of Moneris USA (1)	6,686	—	6,686
Goodwill attributable to acquisition of Paymetric	435,032	—	435,032
Balance as of September 30, 2017	$3,605,457	$574,850	$4,180,307
(1) Amount represents adjustments to goodwill associated with the acquisition of Moneris USA as a result of an update to the purchase price allocation, primarily related to revisions of certain estimates from the preliminary amounts reported as of December 31, 2016.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2017 and December 31, 2016, the Company’s finite lived intangible assets consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Customer relationship intangible assets	$1,712,681	$1,671,581
Customer portfolios and related assets	247,935	178,480
Patents	1,217	955
	1,961,833	1,851,016
Less accumulated amortization on:
Customer relationship intangible assets	1,112,851	980,595
Customer portfolios and related assets	116,551	82,601
	1,229,402	1,063,196
Intangible assets, net	$732,431	$787,820

Customer portfolios and related assets acquired during the nine months ended September 30, 2017 have weighted-average amortization periods of 4.8 years. Amortization expense on intangible assets for the three months ended September 30, 2017 and 2016 was $55.2 million and $49.7 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2017 and 2016 was $166.5 million and $149.0 million, respectively.

The estimated amortization expense of intangible assets for the remainder of 2017 and the next five years is as follows (in thousands):

Three months ending December 31, 2017	$55,393
2018	208,917
2019	192,553
2020	112,134
2021	62,906
2022	41,392

4. LONG-TERM DEBT

As of September 30, 2017 and December 31, 2016, the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Term A loan, maturing in October 2021(1)	$2,376,773	$2,469,375
Term B loan, maturing in October 2023(2)	759,263	765,000
Incremental Term B loan, maturing in August 2024(3)	1,270,000	—
Leasehold mortgage, expiring on August 10, 2021(4)	10,131	10,131
Revolving credit facility, expiring in October 2021(5)	359,000	—
Less: Current portion of note payable and current portion of note payable to related party	(140,654)	(131,119)
Less: Original issue discount	(3,197)	(3,631)
Less: Debt issuance costs	(39,697)	(20,153)
Note payable and note payable to related party	$4,591,619	$3,089,603

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 2.99% at September 30, 2017) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (March 2017 through December 2019), 1.875% per quarter during the next four quarters (March 2020 through December 2020) and 2.50% during the next three quarters (March 2021 through September 2021) with a balloon payment due at maturity.

(2)
Interest at a variable base rate (LIBOR) with a floor of 75 basis points plus a spread rate (250 basis points) (total rate of 3.74% at September 30, 2017) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(3)
Interest at a variable base rate (LIBOR) plus a spread rate (225 base points) (total rate of 3.48% at September 30, 2017) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(4)	Interest payable monthly at a fixed rate of 6.22%.

(5)
$100 million revolving credit facility borrowing interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 2.95% at September 30, 2017); $259 million revolving credit facility borrowing interest at a variable base rate (Prime) with a spread rate (75 basis points) (total rate of 5.0% at September 30, 2017).

In October, 2016, Vantiv, LLC completed a debt refinancing by entering into a second amended and restated loan agreement (“Second Amended Loan Agreement”). The Second Amended Loan Agreement provided for senior secured credit facilities comprised of an approximately $2.5 billion term A loan, a $765.0 million term B loan and a $650 million revolving credit facility. The maturity date and debt service requirements relating to the term A and term B loans are listed in the table above. The revolving credit facility matures in October 2021 and includes a $100 million swing line facility and a $40 million letter of credit facility. The commitment fee rate for the unused portion of the revolving credit facility is 0.250% (or 0.375% if the total leverage ratio is greater than 3.75 to 1.00) per year.

On August 7, 2017, the Company funded the Fifth Third share purchase discussed in Note 6 - Controlling and Non-controlling Interests, by amending the Second Amended Loan Agreement to permit Vantiv LLC to obtain approximately $1.27 billion of additional seven-year term B loans (the Second Amended Loan Agreement, as so amended, the “Existing Loan Agreement”). As a result of this borrowing, the Company capitalized approximately $23.1 million of deferred financing fees during the three months ended September 30, 2017.

There were outstanding borrowings of $359.0 million on the revolving credit facility at September 30, 2017. There were no outstanding borrowings on the revolving credit facility at December 31, 2016.

As of September 30, 2017 and December 31, 2016, Fifth Third held $177.7 million and $151.1 million, respectively, of the term A loans and the revolving credit facility, which are presented as note payable to related party on the consolidated statements of financial position.

Guarantees and Security

The Company’s debt obligations at September 30, 2017 are unconditional and are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Second Amended Loan Agreement) by substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors as well as any real property in excess of $25 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions.

Covenants

There are certain financial and non-financial covenants contained in the Existing Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At September 30, 2017, the Company was in compliance with these financial covenants.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt and the pending Worldpay transaction (see Note 12 - Pending Worldpay Transaction). As of September 30, 2017 and December 31, 2016, the Company’s derivative instruments consisted of interest rate swaps and interest rate cap agreements. Additionally, during the three months ended September 30, 2017, the Company entered into a deal contingent forward, which is a foreign currency forward contract. The interest rate swaps hedge the variable rate debt by converting floating-rate payments to fixed-rate payments. The interest rate cap agreements cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract. The foreign currency forward serves as an economic hedge of the pound sterling denominated portion of the purchase price relating to the Worldpay acquisition. As of September 30, 2017, the interest rate cap agreements had a fair value of $20.8 million, classified within other current and non-current assets on the Company’s consolidated statements of financial position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes. As of September 30, 2017, the foreign currency forward had a fair value of approximately $24.4 million, classified within other current assets on the Company’s consolidated statements of financial position. The foreign currency forward has not been designated as a hedge for accounting purposes.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses a combination of interest rate swaps and caps as part of its interest rate risk management strategy. As of September 30, 2017, the Company had a total of 4 outstanding interest rate swaps covering an exposure period from January 2017 through January 2019 with a combined notional balance of $500.0 million. Fifth Third is counterparty to 2 of the 4 outstanding interest rate swaps with a $250 million notional balance for January 2017 to January 2018 and another $250 million notional balance for January 2018 to January 2019. Additionally, as of September 30, 2017, the Company had a total of 6 interest rate cap agreements with a combined notional balance of $1.0 billion, cap strike rate of 0.75%, covering an exposure period from January 2017 to January 2020.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in thousands):

	Consolidated Statement of Financial Position Location	September 30, 2017	December 31, 2016
Interest rate contracts	Other current assets	$6,829	$2,144
Interest rate contracts	Other long-term assets	13,934	21,085
Interest rate contracts	Other current liabilities	5,006	9,551
Interest rate contracts	Other long-term liabilities	1,479	5,507

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of September 30, 2017, the Company estimates that $4.5 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next 12 months.

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in OCI (effective portion) (1)	$306	$1,247	$55	$(22,964)
Amount of (loss) reclassified from accumulated OCI into earnings (effective portion)	(1,057)	(3,923)	(8,377)	(9,010)

(1)	“OCI” represents other comprehensive income.

Credit Risk Related Contingent Features

As of September 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.8 million.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2017, it could have been required to settle its obligations under the agreements at their termination value of $6.8 million.

Deal Contingent Forward

On August 9, 2017, the Company entered into a 1.150 billion Pounds Sterling notional deal contingent forward to hedge a portion of the purchase price relating to the pending Worldpay acquisition (see Note 12 - Pending Worldpay Transaction). The deal contingent forward runs through March 31, 2018 and the change in fair value is reported in non-operating income (expense) in the Company’s Unaudited Consolidated Statements of Income, which is an unrealized gain of approximately $24.4 million for the three months and nine months ended September 30, 2017.

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

As of September 30, 2017, Vantiv, Inc.’s interest in Vantiv Holding was 91.42%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Vantiv, Inc.	Fifth Third	Total
As of December 31, 2016	161,134,831	35,042,826	196,177,657
% of ownership	82.14%	17.86%
Fifth Third exchange of Vantiv Holding units for shares of Class A common stock	19,790,000	(19,790,000)	—
Purchase and cancellation of Class A common stock	(19,790,000)	—	(19,790,000)
Equity plan activity (1)	1,371,799	—	1,371,799
As of September 30, 2017	162,506,630	15,252,826	177,759,456
% of ownership	91.42%	8.58%

(1)
Includes stock issued under the equity plans net of Class A common stock withheld to satisfy employee tax withholding obligations upon vesting or exercise of employee equity awards and forfeitures of restricted Class A common stock awards.

On August 7, 2017, the Company entered into a transaction agreement with Fifth Third Bank pursuant to which Fifth Third Bank agreed to exercise its right to exchange 19,790,000 Class B Units in Vantiv Holding, LLC for 19,790,000 shares of the Company’s Class A common stock and immediately thereafter, the Company purchased those newly issued shares of Class A common stock directly from Fifth Third Bank at a price of $64.04 per share, the closing share price of the Company’s Class A common stock on the New York Stock Exchange on August 4, 2017. The purchased shares were cancelled and are no longer outstanding.

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

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$106,905	$87,004	$229,060	$217,913
Items not allocable to non-controlling interests:
Vantiv, Inc. expenses (1)	14,219	23,628	25,095	58,019
Vantiv Holding net income	$121,124	$110,632	$254,155	$275,932

Net income attributable to non-controlling interests of Fifth Third (2)	$14,092	$20,155	$37,549	$50,082
Net income attributable to joint venture non-controlling interest (3)	695	553	1,731	2,470
Total net income attributable to non-controlling interests	$14,787	$20,708	$39,280	$52,552

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

While the agreement contains no admission of wrongdoing and the Company believes it has meritorious defenses to the claims, the Company agreed to the structure of the settlement, in order to save costs and avoid the risks of on-going litigation.

In connection with the settlement, the Company recorded a charge of $38 million in the first quarter of 2017. The Company will pay the settlement amount from available resources.

On May 16, 2017, the Court determined the proposed Agreement satisfied the criteria for preliminary approval and issued a preliminary approval order. Pursuant to the terms of the Agreement, the preliminary approval order required that the Company fund an escrow account to pay all future class action claims, legal fees and administrative fees. The Company funded such account on July 5, 2017.

On August 29, 2017, a final approval hearing took place and the Agreement was approved.

8. FAIR VALUE MEASUREMENTS

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the hierarchy prescribed in ASC 820, Fair Value Measurement (“ASC 820”), based upon the available inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2		Level 3
Assets:
Interest rate contracts	$—	$20,763	$—	$—	$23,229		$—
Deal contingent forward	—	24,365	—	—	—	—	—
Liabilities:
Interest rate contracts	$—	$6,485	$—	$—	$15,058		$—
Mercury TRA	—	—	97,308	—	—		147,040

Interest Rate Contracts

The Company uses interest rate contracts to manage interest rate risk. The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. The fair value of the interest rate caps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected future cash flows of each interest rate cap. This analysis reflects the contractual terms of the interest rate caps, including the period to maturity, and uses observable market inputs including interest rate curves and implied volatilities. In addition, to comply with the provisions of ASC 820, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its interest rate contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 5 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

Deal Contingent Forward

The Company uses a foreign currency contract to manage its foreign currency exposure relating to the pending Worldpay transaction (see Note 12 - Pending Worldpay Transaction). The fair value of the foreign currency forward is determined using the market standard methodology of discounting the projected settlement value of the instrument. The projected settlement value is based on the expectation of future foreign currency rates derived from observed market interest rate curves. In addition, to comply with the provisions of ASC 820, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its foreign currency forward contract for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company determined that the majority of the inputs used to value its foreign currency contract fell within Level 2 of the fair value hierarchy, certain Level 3 inputs were utilized, including the probability of successfully closing the Worldpay merger and certain other estimates required to compute the credit valuation analysis, such as the estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2017, the Company assessed the significance of the impact of the Level 3 inputs on the overall valuation of its foreign currency contract and determined that those inputs were in the aggregate not significant to the overall valuation of its foreign currency contract. As a result, the Company classified its foreign currency contract valuation in Level 2 of the fair value hierarchy. See Note 5 - Derivatives and Hedging Activities for further discussion of the Company’s foreign currency contract.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The significant unobservable input used in the fair value measurement of the Mercury TRA is the discount rate, which was approximately 14% as of September 30, 2017 and December 31, 2016. Any significant increase (decrease) in this input would result in a significantly lower (higher) fair value measurement. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The change in value of the Mercury TRA from December 31, 2016 to September 30, 2017 consists of the increase in fair value of $10.7 million and the decrease from payments of $60.5 million related to the Mercury TRA obligations and the exercised 2016 Call Option. The Company recorded non-operating expenses of $3.1 million and $4.6 million related to the change in fair value during the three months ended September 30, 2017 and 2016, respectively. The Company recorded non-operating expenses of $10.7 million and $14.9 million related to the change in fair value during the nine months ended September 30, 2017 and 2016, respectively.

The following table summarizes carrying amounts and estimated fair values for the Company’s financial instrument liabilities that are not reported at fair value in our consolidated statements of financial position as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Note payable	$4,732,273	$4,785,387	$3,220,722	$3,250,025

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

During the three months and nine months ended September 30, 2017, approximately 23.6 million and 31.2 million weighted-average Class B units of Vantiv Holding were excluded in computing diluted net income per share because including them would have an antidilutive effect. As the Class B units of Vantiv Holding were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share for the three months and nine months ended September 30, 2017. As of September 30, 2017 and 2016, there were approximately 15.3 million and 35.0 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, potentially dilutive securities during the three and nine months ended September 30, 2017 included restricted stock awards, restricted stock units, stock options, performance share awards and ESPP purchase rights. Potentially dilutive securities during the three and nine months ended September 30, 2016 included restricted stock awards, restricted stock units, the warrant held by Fifth Third which allows for the purchase of Class C units of Vantiv Holding, stock options and ESPP purchase rights.

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic:
Net income attributable to Vantiv, Inc.	$92,118	$66,296	$189,780	$165,361
Shares used in computing basic net income per share:			0
Weighted-average Class A common shares	161,465,849	155,740,660	161,205,066	155,603,265
Basic net income per share	$0.57	$0.43	$1.18	$1.06
Diluted:
Consolidated income before applicable income taxes	$—	$126,328	$—	$319,504
Income tax expense excluding impact of non-controlling interest	—	45,478	—	115,021
Net income attributable to Vantiv, Inc.	$92,118	$80,850	$189,780	$204,483
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	161,465,849	155,740,660	161,205,066	155,603,265
Weighted-average Class B units of Vantiv Holding	—	35,042,826	—	35,042,826
Warrant	—	5,550,050	—	5,428,637
Stock options	739,835	506,635	706,632	547,640
Restricted stock awards, restricted stock units and employee stock purchase plan	645,508	501,998	664,275	504,203
Performance awards	31,204	—	41,809	—
Diluted weighted-average shares outstanding	162,882,396	197,342,169	162,617,782	197,126,571
Diluted net income per share	$0.57	$0.41	$1.17	$1.04

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) related to cash flow hedging and other activities for the three and nine months ended September 30, 2017 and 2016 is presented below (in thousands):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Vantiv, Inc.	AOCI Ending Balance
Three Months Ended September 30, 2017
Net change in fair value recorded in accumulated OCI	$(17,942)	$306	$(186)	$120	$184	$304	$(17,638)
Net realized loss reclassified into earnings (a)	15,366	1,057	(366)	691	(90)	601	15,967
Net change	$(2,576)	$1,363	$(552)	$811	$94	$905	$(1,671)

Three Months Ended September 30, 2016
Net change in fair value recorded in accumulated OCI	$(26,644)	$1,247	$(386)	$861	$(227)	$634	$(26,010)
Net realized loss reclassified into earnings (a)	7,720	3,923	(1,212)	2,711	(719)	1,992	9,712
Net change	$(18,924)	$5,170	$(1,598)	$3,572	$(946)	$2,626	$(16,298)

Nine Months Ended September 30, 2017
Net change in fair value recorded in accumulated OCI	$(17,819)	$55	$(101)	$(46)	$227	$181	$(17,638)
Net realized loss reclassified into earnings (a)	11,622	8,377	(2,641)	5,736	(1,391)	4,345	15,967
Net change	$(6,197)	$8,432	$(2,742)	$5,690	$(1,164)	$4,526	$(1,671)

Nine Months Ended September 30, 2016
Net change in fair value recorded in accumulated OCI	$(14,336)	$(22,964)	$7,080	$(15,884)	$4,210	$(11,674)	$(26,010)
Net realized loss reclassified into earnings (a)	5,132	9,010	(2,780)	6,230	(1,650)	4,580	9,712
Net change	$(9,204)	$(13,954)	$4,300	$(9,654)	$2,560	$(7,094)	$(16,298)
(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(1)  The three and nine months ended September 30, 2017 and 2016 reflect amounts of gain (loss) reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

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

	Three Months Ended September 30, 2017
	Merchant Services	Financial Institution Services	Total
Total revenue	$916,630	$117,135	$1,033,765
Network fees and other costs	447,863	31,670	479,533
Sales and marketing	168,022	5,757	173,779
Segment profit	$300,745	$79,708	$380,453

	Three Months Ended September 30, 2016
	Merchant Services	Financial Institution Services	Total
Total revenue	$793,860	$120,159	$914,019
Network fees and other costs	389,448	33,913	423,361
Sales and marketing	147,663	5,585	153,248
Segment profit	$256,749	$80,661	$337,410

	Nine Months Ended September 30, 2017
	Merchant Services	Financial Institution Services	Total
Total revenue	$2,615,341	$345,390	$2,960,731
Network fees and other costs	1,311,539	94,819	1,406,358
Sales and marketing	479,628	17,454	497,082
Segment profit	$824,174	$233,117	$1,057,291

	Nine Months Ended September 30, 2016
	Merchant Services	Financial Institution Services	Total
Total revenue	$2,251,033	$372,826	$2,623,859
Network fees and other costs	1,117,602	103,908	1,221,510
Sales and marketing	416,107	17,623	433,730
Segment profit	$717,324	$251,295	$968,619

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total segment profit	$380,453	$337,410	$1,057,291	$968,619
Less: Other operating costs	(79,482)	(72,162)	(234,347)	(219,464)
Less: General and administrative	(49,607)	(40,727)	(189,632)	(133,831)
Less: Depreciation and amortization	(82,500)	(66,086)	(236,964)	(199,550)
Less: Interest expense—net	(38,521)	(27,474)	(97,441)	(81,321)
Less: Non-operating expenses	21,207	(4,633)	13,672	(14,949)
Income before applicable income taxes	$151,550	$126,328	$312,579	$319,504

12. PENDING WORLDPAY TRANSACTION

Firm Offer for Worldpay Group PLC

On August 9, 2017, the Company issued an announcement pursuant to Rule 2.7 of the U.K. City Code on Takeovers and Mergers disclosing the terms of a recommended offer (the “Offer”) by the Company to acquire the entire issued and to be issued ordinary share capital of Worldpay, a public limited company registered in England and Wales, in a cash and stock transaction (the “Business Combination”).

Under the terms of the Offer, Worldpay shareholders will be entitled to receive, for each Worldpay ordinary share held by such shareholders, 55 pence in cash and 0.0672 new shares of the Company’s Class A common stock. As of September 30, 2017, Worldpay has approximately 2.003 billion shares outstanding. The Business Combination is to be effected by means of a court-sanctioned scheme of arrangement between Worldpay and Worldpay shareholders under the UK Companies Act 2006, as amended. In addition to the consideration payable in connection with the Offer, Worldpay shareholders are also entitled to receive an interim dividend of 0.8 pence per Worldpay ordinary share that was paid on October 23, 2017.

In addition, Worldpay shareholders will be entitled to receive a special dividend of 4.2 pence per Worldpay ordinary share, which would be conditional on completion of the Business Combination and would be paid to Worldpay shareholders on the register of members of Worldpay at the scheme record time. Effective upon completion of the Business Combination, the combined company will amend its governance documents to adopt the “Worldpay” name. The Company will also seek a secondary standard listing on the Main Market of the London Stock Exchange in relation to the new shares of Company Stock following completion of the Business Combination.

The Business Combination is subject to conditions and certain further terms, including, among other things: (i) the approval of the Scheme by a majority in number of Worldpay shareholders representing not less than 75% in value of the Worldpay shareholders, in each case present and voting at the Worldpay shareholders’ meeting; (ii) the sanction of the Scheme by the High Court of Justice in England and Wales; (iii) the Scheme becoming effective no later than March 31, 2018; (iv) the issuance of the new shares of Company Stock to Worldpay shareholders in connection with the Business Combination being duly approved by the affirmative vote of the majority of the votes cast at the Company’s stockholder’s meeting; and (v) the receipt of certain required antitrust, regulatory and other approvals. It is expected that, subject to the satisfaction or waiver of all relevant conditions, the Business Combination will be completed in early 2018.

Financing Arrangements

In connection with the Worldpay transaction, the Company entered into several amendments to its Existing Loan Agreement set forth below.

Incremental Amendment to Existing Loan Agreement and Bridge and Backstop Commitments

On August 9, 2017, Vantiv, LLC executed an amendment (the “Incremental Amendment”), to the Existing Loan Agreement (as amended by the Incremental Amendment, the “Loan Agreement”) with various financial institutions and their affiliates. The Incremental Amendment provides Vantiv, LLC with committed funding as follows:

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	$1.605 billion of additional five-year term Tranche A-4 loans

•	$1.129 billion of additional seven-year term B loans, which consists of approximately $535 million of outstanding term loans (Tranche B-1) and a $594 million backstop (Tranche B-2)

•	$350.0 million of additional revolving credit commitments

The proceeds of the commitments provided under the Incremental Amendment will be used to, among other things, provide the cash consideration for the Worldpay acquisition, to refinance existing debt of Worldpay including a $594 million backstop for the Worldpay Euro bond, to pay fees and expenses in connection with the foregoing and for working capital and general corporate purposes. The obligations of the lenders party to the Incremental Amendment to provide the increased debt financing contemplated thereunder are subject to the consummation of the Worldpay acquisition.

In addition, on August 9, 2017, Vantiv, LLC and various financial institutions and their affiliates entered into a Bridge Commitment Letter, pursuant to which, subject to the satisfaction of the conditions set forth therein, the lenders thereunder agreed to provide an up to a $1.13 billion bridge term loan facility for the benefit of Vantiv, LLC and certain of its subsidiaries. This bridge term loan facility will only be used in the event the Company is not able to raise funds via an anticipated bond offering.

Further, on August 9, 2017, Vantiv, LLC, and various financial institutions, collectively, the “Backstop Lenders” entered into the Backstop Commitment Letter (the “Backstop Commitment”), pursuant to which, subject to the conditions set forth therein, the Backstop Lenders agreed to provide the following:

•	Up to a $1.0 billion revolving credit facility

•	Up to an approximately $4.01 billion term A loan facility

•	Up to an approximately $3.2 billion term B loan facility for the benefit of Vantiv, LLC and certain of its subsidiaries

Subsequently, the Backstop Commitment has been terminated as a result of the effectiveness of the third amendment and restatement agreement described below.

Third Amendment and Restatement Agreement

On September 8, 2017, Vantiv, LLC entered into a third amendment and restatement loan agreement (the “Third Amendment and Restatement Agreement”) pursuant to which the Existing Loan Agreement will be amended and restated as follows:

•	Amended the existing term A loans ($2.4 billion)

◦	$181.5 million (Tranche A-3) amended, but did not extend the current maturity date of October 2021

◦	$2.2 billion (Tranche A-5) amended and extended the maturity date to the fifth anniversary following the funding of the Business Combination

•	Amended and extended the maturity of, provide for borrowing under additional currencies, and increased by an additional $250.0 million the existing revolving credit facility

The effectiveness of the Third Amendment and Restatement Agreement is subject to, among other things, the consummation of the Worldpay acquisition.

The Third Amendment and Restatement Agreement requires Vantiv, LLC to maintain a maximum leverage ratio and a minimum interest coverage ratio, each of which will be tested quarterly based on the last four fiscal quarters, commencing on the first full fiscal quarter following the funding of the Worldpay acquisition. The maximum leverage ratio starts at 6.50:1.00 and becomes more restrictive over time. The minimum interest coverage ratio is 4.00:1.00 and is constant throughout the term of the agreement.

Fourth Amendment to Existing Credit Agreement

On October 3, 2017, Vantiv, LLC entered into a Fourth Amendment, which amends the Loan Agreement as follows:

•	The existing initial term B loan tranche was replaced with a $759.3 million new term Tranche B-3 loan maturing in October 2023

Vantiv, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	The existing incremental term B loan tranche was replaced with a $1.27 billion term Tranche B-4 loan maturing August 2024

•
The $535 million incremental term Tranche B-1 to be funded in connection with the closing of the Worldpay acquisition will, upon the funding thereof, be modified to have the same economic terms as the new term Tranche B-4 loan and become part of the same class of term Tranche B-4 loans

The term B loan tranches amortize in equal quarterly installments of 0.25% per quarter, with balloon payments at maturity. The amortization for the new term Tranche B-3 ($759.3 million) will commence on March 31, 2018 and for the new term Tranche B-4 ($1.27 billion) on June 30, 2018.

Interest on all loans under the senior secured credit facilities is payable either quarterly or at the expiration of any LIBOR interest period applicable thereto. Borrowings under the Credit Agreement accrue interest at a rate equal to, at Vantiv, LLC’s option, a base rate or LIBOR rate plus an applicable margin. The applicable margin for each of the new term Tranche B-3 loan ($759.3 million) and new term Tranche B-4 loan ($1.27 billion) is 100 basis points in the case of base rate loans (subject to a 0.0% floor) and 200 basis points in the case of LIBOR loans (subject to a 0.0% floor). The applicable margin for the incremental term B-2 loan tranche ($594 million) remains 125 basis points in the case of base rate loans (subject to a 0.0% floor) and 225 basis points in the case of LIBOR loans (subject to a 0.0% floor).

******

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

Executive Overview

Revenue for the three months ended September 30, 2017 increased 13% to $1,033.8 million from $914.0 million in 2016. Revenue for the nine months ended September 30, 2017 increased 13% to $2,960.7 million from $2,623.9 million in 2016.

Income from operations for the three months ended September 30, 2017 increased to $168.9 million from $158.4 million in 2016. Income from operations for the nine months ended September 30, 2017 decreased to $396.3 million from $415.8 million in 2016.

Net income for the three months ended September 30, 2017 increased to $106.9 million from $87.0 million in 2016. Net income attributable to Vantiv, Inc. for the three months ended September 30, 2017 increased to $92.1 million from $66.3 million in 2016. Net income for the nine months ended September 30, 2017 increased to $229.1 million from $217.9 million in 2016. Net income attributable to Vantiv, Inc. for the nine months ended September 30, 2017 increased to $189.8 million from $165.4 million in 2016. See the “Results of Operations” section of this Management’s Discussion and Analysis for a discussion of our financial results.

In October 2016, our board of directors authorized a program to repurchase up to $250 million of our Class A common stock. We currently have approximately $243 million of share repurchase authority remaining as of September 30, 2017 under this authorization.

See Note 12 - Pending Worldpay Transaction in the Notes to Unaudited Consolidated Financial Statements for details on the pending Worldpay Group plc (“Worldpay”) acquisition.

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

Fifth Third Share Purchase

On August 9, 2017, pursuant to a transaction agreement with Fifth Third Bank, we purchased 19,790,000 shares of our Class A common stock directly from Fifth Third Bank at a price of $64.04 per share. The total purchase price of approximately $1.27 billion was funded with an additional Term B Loan. In connection with the purchase, we recorded a liability of approximately $647.5 million during the quarter ended September 30, 2017 under the tax receivable agreement the we entered into with Fifth Third Bank at the time of our initial public offering.

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

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product development, legal and risk management, share-based compensation costs, equipment, occupancy and consulting costs. The nine months ended September 30, 2017 includes a charge related to a settlement agreement stemming from legacy litigation of an acquired company.

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

•
Non-operating income for the three and nine months ended September 30, 2017 consists of an unrealized gain relating to the change in the fair value of a deal contingent forward entered into in connection with the pending Worldpay acquisition, partially offset by the change in fair value of a tax receivable agreement (“TRA”) entered into as part of the acquisition of Mercury Payment Systems, LLC (“Mercury”). Non-operating expenses for the three and nine months ended September 30, 2016 primarily relate to the change in fair value of a TRA entered into as part of the acquisition of Mercury.

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incur costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory, conversion and integration services and related personnel costs. Also included in these expenses are costs related to employee termination benefits and other transition activities. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses. Included in transition, acquisition and integration costs in the nine months ended September 30, 2017 is a $38 million charge to general and administrative expense related to a settlement agreement stemming from legacy litigation of an acquired company.

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

Non-operating (Income) Expense

Non-operating income for the three and nine months ended September 30, 2017 consists of an unrealized gain relating to the change in the fair value of a deal contingent forward entered into in connection with the pending Worldpay acquisition, partially offset by the change in fair value of a TRA entered into as part of the acquisition of Mercury. Non-operating expenses for the three and nine months ended September 30, 2016 primarily relate to the change in fair value of a TRA entered into as part of the acquisition of Mercury.

Pro Forma Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating pro forma adjusted net income, income tax expense is adjusted to reflect an effective tax rate assuming conversion of Fifth Third’s non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate for the three and nine months ended September 30, 2017 is 34.0% and includes the impact of excess tax benefits relating to the Company’s adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The adjusted effective tax rate is expected to remain at 34.0% for the remainder of 2017. This rate was 36% for the three and nine months ended September 30, 2016.

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

The following table provides a schedule of the tax adjustments discussed above which are reflected in the pro forma adjusted net income table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fifth Third Tax Benefit (a)	$6,382	$11,927	$10,918	$35,781
Mercury Tax Benefit (b)	3,168	4,665	9,506	13,995
Total Tax Benefits	9,550	16,592	20,424	49,776
Less: TRA payments (c)	(7,662)	(14,103)	(16,904)	(42,309)
TRA Tax Benefits (d)	1,888	2,489	3,520	7,467
Acquired Tax Benefits (e)	31,676	16,413	93,201	47,575
Pro Forma Tax Benefits (f)	$33,564	$18,902	$96,721	$55,042
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

The table below provides a reconciliation of GAAP income before applicable income taxes to pro forma adjusted net income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Income before applicable income taxes	$151,550	$126,328	$312,579	$319,504
Non-GAAP Adjustments:
Transition, acquisition and integration costs	5,116	2,761	67,886	22,332
Share-based compensation	13,607	9,600	35,068	25,892
Intangible amortization	55,280	47,797	161,480	142,704
Non-operating (income) expenses	(21,207)	4,633	(13,672)	14,949
Non-GAAP Adjusted Income Before Applicable Taxes	204,346	191,119	563,341	525,381
Less: Pro Forma Adjustments
Income tax expense	69,478	68,803	191,536	189,137
Tax adjustments	(33,564)	(18,902)	(96,721)	(55,042)
Total pro forma tax expense	35,914	49,901	94,815	134,095
Pro forma tax rate	18%	26%	17%	26%

JV non-controlling interest	459	354	1,143	1,581
Pro Forma Adjusted Net Income	$167,973	$140,864	$467,383	$389,705

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented.

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$1,033,765	$914,019	$119,746	13%
Network fees and other costs	479,533	423,361	56,172	13%
Net revenue	554,232	490,658	63,574	13%
Sales and marketing	173,779	153,248	20,531	13%
Other operating costs	79,482	72,162	7,320	10%
General and administrative	49,607	40,727	8,880	22%
Depreciation and amortization	82,500	66,086	16,414	25%
Income from operations	$168,864	$158,435	$10,429	7%
Non-financial data:
Transactions (in millions)	6,550	6,270		4%

As a Percentage of Net Revenue	Three Months Ended September 30,
	2017	2016
Net revenue	100.0%	100.0%
Sales and marketing	31.4%	31.2%
Other operating costs	14.3%	14.7%
General and administrative	9.0%	8.3%
Depreciation and amortization	14.9%	13.5%
Income from operations	30.4%	32.3%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$2,960,731	$2,623,859	$336,872	13%
Network fees and other costs	1,406,358	1,221,510	184,848	15%
Net revenue	1,554,373	1,402,349	152,024	11%
Sales and marketing	497,082	433,730	63,352	15%
Other operating costs	234,347	219,464	14,883	7%
General and administrative	189,632	133,831	55,801	42%
Depreciation and amortization	236,964	199,550	37,414	19%
Income from operations	$396,348	$415,774	$(19,426)	(5)%
Non-financial data:
Transactions (in millions)	19,412	18,273		6%

As a Percentage of Net Revenue	Nine Months Ended September 30,
	2017	2016
Net revenue	100.0%	100.0%
Sales and marketing	32.0%	30.9%
Other operating costs	15.1%	15.7%
General and administrative	12.2%	9.5%
Depreciation and amortization	15.2%	14.2%
Income from operations	25.5%	29.7%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 and Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue

Revenue increased 13% to $1,033.8 million for the three months ended September 30, 2017 from $914.0 million for the three months ended September 30, 2016. The increase during the three months ended September 30, 2017 was due primarily to transaction growth of 4%. Additionally, growth in our Merchant Services segment as a result of our continued penetration of small and mid-sized merchants contributed to higher net revenue per transaction.

Revenue increased 13% to $2,960.7 million for the nine months ended September 30, 2017 from $2,623.9 million for the nine months ended September 30, 2016. The increase during the nine months ended September 30, 2017 was due primarily to transaction growth of 6%. Additionally, growth in our Merchant Services segment as a result of our continued penetration of small and mid-sized merchants contributed to higher net revenue per transaction.

Network Fees and Other Costs

Network fees and other costs increased 13% to $479.5 million for the three months ended September 30, 2017 from $423.4 million for the three months ended September 30, 2016. The increase was due primarily to transaction growth of 4% and an increase in third party processing costs.

Network fees and other costs increased 15% to $1,406.4 million for the nine months ended September 30, 2017 from $1,221.5 million for the nine months ended September 30, 2016. The increase was due primarily to transaction growth of 6% and an increase in third party processing costs.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 13% to $554.2 million for the three months ended September 30, 2017 from $490.7 million for the three months ended September 30, 2016 due to the factors discussed above.

Net revenue, which is revenue less network fees and other costs, increased 11% to $1,554.4 million for the nine months ended September 30, 2017 from $1,402.3 million for the nine months ended September 30, 2016 due to the factors discussed above.

Sales and Marketing

Sales and marketing expense increased 13% to $173.8 million for the three months ended September 30, 2017 from $153.2 million for the three months ended September 30, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in our Merchant Services segment in connection with the continued penetration of small and mid-sized merchants.

Sales and marketing expense increased 15% to $497.1 million for the nine months ended September 30, 2017 from $433.7 million for the nine months ended September 30, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in our Merchant Services segment in connection with the continued penetration of small and mid-sized merchants.

Other Operating Costs

Other operating costs increased 10% to $79.5 million for the three months ended September 30, 2017 from $72.2 million for the three months ended September 30, 2016. When excluding transition, acquisition and integration costs, other operating costs increased 9% to $76.9 million for the three months ended September 30, 2017 from $70.4 million for the three months ended September 30, 2016. The increase is primarily attributable to an increase in information technology and operation costs, in support of our revenue growth and the acquisition of Paymetric.

Other operating costs increased 7% to $234.3 million for the nine months ended September 30, 2017 from $219.5 million for the nine months ended September 30, 2016. When excluding transition, acquisition and integration costs, other operating costs increased 6% to $223.5 million for the nine months ended September 30, 2017 from $211.7 million for the nine months ended September 30, 2016. The increase is primarily attributable to an increase in information technology and operation costs, in support of our revenue growth and the acquisition of Paymetric.

General and Administrative

General and administrative expenses increased 22% to $49.6 million for the three months ended September 30, 2017 from $40.7 million for the three months ended September 30, 2016. When excluding transition, acquisition and integration costs and share-based compensation costs, general and administrative expenses increased 11% to $33.5 million for the three months ended September 30, 2017 from $30.1 million for the three months ended September 30, 2016. The increase is primarily attributable to the acquisition of Paymetric.

General and administrative expenses increased 42% to $189.6 million for the nine months ended September 30, 2017 from $133.8 million for the nine months ended September 30, 2016. When excluding transition, acquisition and integration costs, which include a $38 million charge related to a settlement agreement stemming from legacy litigation of an acquired company, as well as share-based compensation costs, general and administrative expenses increased 4% to $97.5 million for the nine months ended September 30, 2017 from $93.4 million for the nine months ended September 30, 2016. The increase is primarily attributable to the acquisition of Paymetric.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased to $27.3 million for the three months ended September 30, 2017 from $16.4 million for the three months ended September 30, 2016. The increase is primarily attributable to our recent acquisitions.

Depreciation expense associated with our property, equipment and software increased to $70.5 million for nine months ended September 30, 2017 from $50.5 million for the nine months ended September 30, 2016. The increase is primarily attributable to our recent acquisitions.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $55.2 million for the three months ended September 30, 2017 from $49.7 million for the three months ended September 30, 2016. The increase is primarily attributable to an increase in amortization of customer relationship intangible assets as a result of recent acquisitions.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $166.5 million for the nine months ended September 30, 2017 from $149.0 million for the nine months ended September 30, 2016. The increase is primarily attributable to an increase in amortization of customer relationship intangible assets as a result of recent acquisitions.

Income from Operations

Income from operations increased 7% to $168.9 million for the three months ended September 30, 2017 from $158.4 million for the three months ended September 30, 2016.

Income from operations decreased 5% to $396.3 million for the nine months ended September 30, 2017 from $415.8 million for the nine months ended September 30, 2016.

Interest Expense—Net

Interest expense—net increased to $38.5 million for the three months ended September 30, 2017 from $27.5 million for the three months ended September 30, 2016. The increase in interest expense—net is primarily attributable to our October 2016 debt refinancing, which resulted in an increase in the amount of outstanding debt, our recent incremental Term B loan and our interest rate swaps.

Interest expense—net increased to $97.4 million for the nine months ended September 30, 2017 from $81.3 million for the nine months ended September 30, 2016. This increase in interest expense—net is primarily attributable to our October 2016 debt refinancing, which resulted in an increase in the amount of outstanding debt, our recent incremental Term B loan and our interest rate swaps.

Non-Operating Income (Expense)

Non-operating income was $21.2 million and $13.7 million for the three and nine months ended September 30, 2017, respectively, consisting of an unrealized gain relating to the change in the fair value of a deal contingent forward entered into in connection with the pending Worldpay acquisition, partially offset by the change in fair value of a TRA entered into as part of the acquisition of Mercury.

Non-operating expense was $4.6 million and $14.9 million for the three and nine months ended September 30, 2016, respectively, primarily relating to the change in fair value of the TRA entered into as part of the acquisition of Mercury.

Income Tax Expense

Income tax expense for the three months ended September 30, 2017 was $44.6 million compared to $39.3 million for the three months ended September 30, 2016, reflecting effective rates of 29.5% and 31.1%, respectively. Income tax expense for the nine months ended September 30, 2017 was $83.5 million compared to $101.6 million for the nine months ended September 30, 2016, reflecting effective rates of 26.7% and 31.8%, respectively. Our effective rate reflects the impact of our non-controlling interests not being taxed at the statutory corporate tax rates. The effective tax rate for the three and nine months ended September 30, 2017, includes a $1.9 million and a $16.0 million credit, respectively, to income tax expense as a result of our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.

Segment Results

The following tables provide a summary of the components of segment profit for our two segments for the three and nine months ended September 30, 2017 and 2016.

Merchant Services

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Total revenue	$916,630	$793,860	$122,770	15%
Network fees and other costs	447,863	389,448	58,415	15%
Net revenue	468,767	404,412	64,355	16%
Sales and marketing	168,022	147,663	20,359	14%
Segment profit	$300,745	$256,749	$43,996	17%
Non-financial data:
Transactions (in millions)	5,702	5,241		9%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Total revenue	$2,615,341	$2,251,033	$364,308	16%
Network fees and other costs	1,311,539	1,117,602	193,937	17%
Net revenue	1,303,802	1,133,431	170,371	15%
Sales and marketing	479,628	416,107	63,521	15%
Segment profit	$824,174	$717,324	$106,850	15%
Non-financial data:
Transactions (in millions)	16,716	15,244		10%

Net Revenue

Net revenue in this segment increased 16% to $468.8 million for the three months ended September 30, 2017 from $404.4 million for the three months ended September 30, 2016. The increase during the three months ended September 30, 2017 was due primarily to transaction growth of 9% and a 6% increase in net revenue per transaction associated with our continued penetration of small and mid-sized merchants.

Net revenue in this segment increased 15% to $1,303.8 million for the nine months ended September 30, 2017 from $1,133.4 million for the nine months ended September 30, 2016. The increase during the nine months ended September 30, 2017 was primarily due to transaction growth of 10% and a 5% increase in net revenue per transaction associated with our continued penetration of small and mid-sized merchants.

Sales and Marketing

Sales and marketing expense increased 14% to $168.0 million for the three months ended September 30, 2017 from $147.7 million for the three months ended September 30, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in connection with the continued penetration of small and mid-sized merchants.

Sales and marketing expense increased 15% to $479.6 million for the nine months ended September 30, 2017 from $416.1 million for the nine months ended September 30, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in connection with the continued penetration of small and mid-sized merchants.

Financial Institution Services

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Total revenue	$117,135	$120,159	$(3,024)	(3)%
Network fees and other costs	31,670	33,913	(2,243)	(7)%
Net revenue	85,465	86,246	(781)	(1)%
Sales and marketing	5,757	5,585	172	3%
Segment profit	$79,708	$80,661	$(953)	(1)%
Non-financial data:
Transactions (in millions)	848	1,029		(18)%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Total revenue	$345,390	$372,826	$(27,436)	(7)%
Network fees and other costs	94,819	103,908	(9,089)	(9)%
Net revenue	250,571	268,918	(18,347)	(7)%
Sales and marketing	17,454	17,623	(169)	(1)%
Segment profit	$233,117	$251,295	$(18,178)	(7)%
Non-financial data:
Transactions (in millions)	2,696	3,029		(11)%

Net Revenue

Net revenue in this segment decreased slightly for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016. The decrease during the three months ended September 30, 2017 was due to an 18% decrease in transactions resulting from the de-conversion of a major client.

Net revenue in this segment decreased 7% to $250.6 million for the nine months ended September 30, 2017 from $268.9 million for the nine months ended September 30, 2016. The decrease during the nine months ended September 30, 2017 was due to an 11% decrease in transactions impacted by the de-conversion of a major client and compression from the Fifth Third contract renewal.

Sales and Marketing

Sales and marketing expense increased $0.2 million to $5.8 million for the three months ended September 30, 2017 from $5.6 million for the three months ended September 30, 2016.

Sales and marketing expense decreased $0.2 million to $17.5 million for the nine months ended September 30, 2017 from $17.6 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under TRAs, debt service and acquisitions. As of September 30, 2017, our principal sources of liquidity consisted of $92.6 million of cash and cash equivalents and $291.0 million of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $4.7 billion as of September 30, 2017.

We have approximately $243 million of share repurchase authority remaining as of September 30, 2017 under a program authorized by the board of directors in October 2016 to repurchase up to an additional $250 million of our Class A common stock.

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

In addition to principal needs for liquidity discussed above, our strategy includes investing in and leveraging our integrated business model and technology platform, broadening and deepening our distribution channels, entry into new geographic markets and development of additional payment processing services. Our near-term priorities for capital allocation include debt reduction, investing in our operations to support organic growth and share repurchases. Long-term priorities remain unchanged and include investing for growth through strategic acquisitions and returning excess capital to shareholders.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 (in thousands).

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$527,666	$430,395
Net cash used in investing activities	(651,581)	(117,524)
Net cash provided by (used in) financing activities	77,405	(326,149)

Cash Flow from Operating Activities

Net cash provided by operating activities was $527.7 million for the nine months ended September 30, 2017 as compared to $430.4 million for the nine months ended September 30, 2016. The increase is due primarily to a decrease in the accounts receivable balance and changes in net settlement asset and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as day of the month end.

Cash Flow from Investing Activities

Net cash used in investing activities was $651.6 million for the nine months ended September 30, 2017 as compared to $117.5 million for the nine months ended September 30, 2016. The increase was primarily due to the acquisition of Paymetric.

Cash Flow from Financing Activities

Net cash provided by financing activities was $77.4 million for the nine months ended September 30, 2017 as compared to net cash used of $326.1 million for the nine months ended September 30, 2016. Cash provided by financing activities for the nine months ended September 30, 2017 consisted primarily of proceeds from issuance of additional seven-year term B loans and borrowings under our revolving credit facility partially offset by the repurchase of Class A common stock, repayment of debt and capital leases, payments under the tax receivable agreements and addendums and distributions to non-controlling interests. Cash used in financing activities for the nine months ended September 30, 2016 consisted primarily of the repayment of debt and capital leases, repurchases of Class A common stock, and payments under the tax receivable agreements and addendums an distributions to non-controlling interests.

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

On August 7, 2017, we funded the Fifth Third share purchase discussed in Note 6 - Controlling and Non-controlling Interests in “Item 1 - Unaudited Consolidated Financial Statements”, by amending the Second Amended Loan Agreement to permit Vantiv LLC to obtain approximately $1.27 billion of additional seven-year term B loans (the Second Amended Loan Agreement, as so amended, the “Existing Loan Agreement”).

At September 30, 2017, we have $2.4 billion and $2.0 billion outstanding under the term A and term B loans, respectively, and there was approximately $359.0 million outstanding borrowings on the revolving credit facility. See additional discussion in Note 4 – Long-term Debt in “Item 1 - Unaudited Consolidated Financial Statements”.

See Note 12 - Pending Worldpay Transaction in “Item 1 - Unaudited Consolidated Financial Statements” for details on the financing relating to the transaction.

The Existing Loan Agreement requires us to maintain a leverage ratio no greater than established thresholds (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters, commencing on September 30, 2016. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
July 1, 2016 to September 30, 2016	6.25 to 1.00	4.00 to 1.00
December 31, 2016 to September 30, 2017	5.50 to 1.00	4.00 to 1.00
December 31, 2017 to September 30, 2018	4.75 to 1.00	4.00 to 1.00
December 31, 2018 and thereafter	4.25 to 1.00	4.00 to 1.00

As of September 30, 2017, we were in compliance with these covenants with a leverage ratio of 4.75 and an interest coverage ratio of 8.50.

Interest Rate Swaps and Caps

As of September 30, 2017, we have a total of 4 outstanding interest rate swaps and 6 interest rate cap agreements that were designated as cash flow hedges of interest rate risk. See Note 5 - Derivatives and Hedging Activities in “Item 1 - Unaudited Consolidated Financial Statements” for more information about the interest rate swaps and caps.

Tax Receivable Agreements

As of September 30, 2017, we are party to several TRAs in which we agree to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions. Payments under the TRAs will be based on our tax reporting positions and are only required to the extent we realize cash savings as a result of the underlying tax attributes. The cash savings realized by us are computed by comparing our actual income tax liability to the amount of such taxes we would have been required to pay had there been no deductions related to the tax attributes discussed below. We will retain the benefit of the remaining 15% of the cash savings associated with the TRAs. We currently have the following three TRAs:

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

In connection with the Fifth Third share purchase discussed in Note 6 - Controlling and Non-controlling Interests in “Item 1 - Unaudited Consolidated Financial Statements”, we recorded a liability of approximately $647.5 million during the quarter ending September 30, 2017 under the tax receivable agreements we entered into with Fifth Third Bank at the time of its initial public offering. This liability is based on the closing share price of our Class A common stock on August 4, 2017.

During 2016, we terminated a portion of the obligations under the Fifth Third TRA. In addition to the Fifth Third TRA settlement, the Fifth Third TRA Addendum contains the following provisions to acquire a significant portion of the remaining Fifth Third TRA:

•	As of September 30, 2017, the Fifth Third TRA Addendum provides that we may be obligated to pay up to a total of approximately $123.9 million to Fifth Third to terminate and settle certain remaining obligations under the Fifth Third TRA and the NPC TRA, totaling an estimated $275.8 million, the difference of which will be recorded as an addition to paid-in capital upon the exercise of the Call Options or Put Options (as defined below).

As of September 30, 2017, the following are the remaining terms under the Fifth Third TRA Addendum. Beginning December 1, 2017, March 1, 2018, June 1, 2018, September 1, 2018 and December 1, 2018, and ending December 10, 2017, March 10, 2018, June 10, 2018, September 10, 2018 and December 10, 2018, respectively, we are granted call options (collectively, the “Call Options”) pursuant to which certain of our additional obligations under the Fifth Third TRA and the NPC TRA would be terminated and settled in consideration for cash payments of $16.6 million, $25.6 million, $26.4 million, $27.2 million and $28.1 million, respectively.

•
Under the remaining terms of the Fifth Third TRA Addendum, in the unlikely event we do not exercise the relevant Call Option, Fifth Third is granted put options beginning December 20, 2017, March 20, 2018, June 20, 2018, September 20, 2018 and December 20, 2018, and ending December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively (collectively, the “Put Options”), pursuant to which certain of our additional obligations would be terminated and settled in consideration for cash payments with similar amounts to the Call Options.

•
In March, June and September 2017, we made payments of $15.1 million, $15.6 million and $16.1, respectively, pursuant to the Fifth Third TRA Holders under the terms of the Fifth Third TRA Addendum. These payments resulted in a net gain recorded in equity of approximately $45.3 million after taxes.

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

During 2015, we entered into the Mercury TRA Addendum with each of the pre-acquisition owners of Mercury ("Mercury TRA Holders"). The Mercury TRA Addendum contains the following provisions to acquire the remaining Mercury TRA:

•
As of September 30, 2017, the following are the remaining terms under the Mercury TRA Addendum. Beginning December 1st of each of 2017 and 2018, and ending June 30th of 2018 and 2019, respectively, we are granted call options (collectively, the "Call Options") pursuant to which certain of our additional obligations under the Mercury TRA would be terminated in consideration for cash payments of $38.0 million and $43.0 million, respectively.

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

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes (see Note 8 - Fair Value Measurements in “Item 1 - Unaudited Consolidated Financial Statements”).

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

If Fifth Third had exchanged its remaining Class B units of Vantiv Holding all for shares of Class A common stock on September 30, 2017, we would have recorded an additional full and undiscounted TRA obligation of approximately $0.6 billion. This estimate is subject to material change based on changes in Fifth Third’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price.

Contractual Obligations

Except for the August 2017 $1.27 billion incremental Term B loan borrowing presented in Note 4 - Long-Term Debt in “Item 1 - Unaudited Consolidated Financial Statements”, there have been no significant changes to contractual obligations and commitments compared to those disclosed in our Annual Report on Form 10-K as of December 31, 2016 filed with the SEC on February 8, 2017.

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

During the nine months ended September 30, 2017, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2016. Our critical accounting policies and estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 8, 2017.

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

As of September 30, 2017 we had a total of 4 outstanding interest rate swaps covering an exposure period from January 2017 through January 2019 and have a combined notional balance of $500 million. In addition, we have 6 interest rate cap agreements with a combined $1.0 billion notional balance and a cap strike rate of 0.75% covering an exposure period from January 2017 to January 2020.

Based on the amount outstanding under our senior secured credit facilities at September 30, 2017, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps and caps effective at September 30, 2017, would cause an increase or decrease in interest expense of $32.7 million on an annual basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, our Preliminary Proxy Statement filed September 22, 2017, includes “Risk Factors” related to the pending Worldpay transaction. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of Vantiv. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 or in our Preliminary Proxy Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
July 1, 2017 to July 31, 2017	6,254	$64.18	—	$243.2
August 1, 2017 to August 31, 2017	43,336	$70.69	—	$243.2
September 1, 2017 to September 30, 2017	—	$—	—	$243.2

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

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

VANTIV, INC.

Dated:	October 26, 2017	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	October 26, 2017	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.