Form 10-Q
period 2018-03-31
Worldpay, Inc.
filed 2018-05-10
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of March 31, 2018, there were 297,407,507 shares of the registrant’s Class A common stock outstanding and 15,252,826 shares of the registrant’s Class B common stock outstanding.

WORLDPAY, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2018

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Unaudited
(In millions, except share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$850.7	$928.2
Network fees and other costs(1)	—	458.1
Sales and marketing	266.0	155.0
Other operating costs	155.1	75.9
General and administrative	250.1	89.3
Depreciation and amortization	207.2	76.1
(Loss) Income from operations	(27.7)	73.8
Interest expense—net	(75.2)	(29.2)
Non-operating expense	(8.6)	(4.1)
(Loss) income before applicable income taxes	(111.5)	40.5
Income tax (benefit) expense	(13.2)	5.2
Net (loss) income	(98.3)	35.3
Less: Net loss (income) attributable to non-controlling interests	0.7	(6.4)
Net (loss) income attributable to Worldpay, Inc.	$(97.6)	$28.9
Net (loss) income per share attributable to Worldpay, Inc. Class A common stock:
Basic	$(0.36)	$0.18
Diluted	$(0.36)	$0.17
Shares used in computing net (loss) income per share of Class A common stock:
Basic	274,098,480	160,876,177
Diluted	274,098,480	197,496,680

(1) See the Revenue Recognition section with Footnote 1 - Basis of Presentation and Summary of Significant Accounting Policies to the Notes to Unaudited Consolidated Financial Statements which addresses the change in presentation.

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(98.3)	$35.3
Other comprehensive (loss) income, net of tax:
Gain on hedging activities and foreign currency translation	22.0	4.8
Comprehensive (loss) income	(76.3)	40.1
Less: Comprehensive income attributable to non-controlling interests	(0.4)	(7.6)
Comprehensive (loss) income attributable to Worldpay, Inc.	$(76.7)	$32.5

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In millions, except share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$459.4	$126.5
Accounts receivable—net	1,491.8	986.6
Merchant float	1,894.3	—
Settlement assets	3,578.6	142.0
Prepaid expenses	77.1	33.5
Other	562.0	84.0
Total current assets	8,063.2	1,372.6
Customer incentives	68.9	68.4
Property, equipment and software—net	890.0	473.7
Intangible assets—net	3,783.9	678.5
Goodwill	15,188.9	4,173.0
Deferred taxes	764.9	739.5
Proceeds from senior unsecured notes	—	1,135.2
Other assets	190.2	26.1
Total assets	$28,950.0	$8,667.0
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$1,329.6	$631.9
Settlement obligations	6,181.9	816.2
Current portion of notes payable	223.7	107.9
Current portion of tax receivable agreement obligations	179.1	245.5
Deferred income	32.5	18.9
Current maturities of capital lease obligations	32.8	8.0
Other	571.0	6.0
Total current liabilities	8,550.6	1,834.4
Long-term liabilities:
Notes payable	8,051.0	5,586.4
Tax receivable agreement obligations	506.0	535.0
Capital lease obligations	33.1	4.5
Deferred taxes	716.7	65.6
Other	100.4	40.5
Total long-term liabilities	9,407.2	6,232.0
Total liabilities	17,957.8	8,066.4
Commitments and contingencies (See Note 7 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 297,407,507 shares outstanding at March 31, 2018; 162,595,981 shares outstanding at December 31, 2017	—	—
Class B common stock, no par value; 100,000,000 shares authorized; 15,252,826 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	10,030.8	55.4
Retained earnings	482.7	558.0
Accumulated other comprehensive income	23.8	2.9
Treasury stock, at cost; 3,007,183 shares at March 31, 2018 and 2,861,671 shares at December 31, 2017	(95.0)	(83.8)
Total Worldpay, Inc. equity	10,442.3	532.5
Non-controlling interests	549.9	68.1
Total equity	10,992.2	600.6
Total liabilities and equity	$28,950.0	$8,667.0
See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net (loss) income	$(98.3)	$35.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	207.2	76.1
Amortization of customer incentives	6.2	6.7
Amortization and write-off of debt issuance costs	59.9	1.2
Realized gain on foreign currency forward	(35.9)	—
Share-based compensation expense	17.2	10.6
Deferred tax expense	(25.3)	20.0
Tax receivable agreements non-cash items	(3.6)	(5.1)
Other	30.4	0.1
Change in operating assets and liabilities:
Accounts receivable	14.0	56.5
Net settlement assets and obligations	(12.2)	(41.1)
Customer incentives	(7.3)	(7.2)
Prepaid and other assets	(22.9)	(7.0)
Accounts payable and accrued expenses	(17.1)	(8.5)
Other liabilities	(28.2)	(3.2)
Net cash provided by operating activities	84.1	134.4
Investing Activities:
Purchases of property and equipment	(34.1)	(27.9)
Acquisition of customer portfolios and related assets and other	(37.1)	(4.3)
Proceeds from foreign currency forward	71.5	—
Cash acquired in acquisitions, net of cash used	1,405.8	—
Net cash provided by (used in) investing activities	1,406.1	(32.2)
Financing Activities:
Proceeds from issuance of long-term debt	2,140.0	—
Repayment of debt and capital lease obligations	(1,662.2)	(35.6)
Borrowings on revolving credit facility	1,476.0	570.0
Repayment of revolving credit facility	(1,701.0)	(570.0)
Payment of debt issuance costs	(86.8)	(1.1)
Proceeds from issuance of Class A common stock under employee stock plans	7.6	6.6
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(11.2)	(5.7)
Settlement of certain tax receivable agreements	(25.6)	(15.1)
Payments under tax receivable agreements	(55.3)	(46.5)
Distributions to non-controlling interests	(5.6)	(5.8)
Net cash provided by (used in) financing activities	75.9	(103.2)
Net increase (decrease) in cash and cash equivalents	1,566.1	(1.0)
Cash and cash equivalents—Beginning of period	1,272.2	139.1
Effect of exchange rate changes on cash	31.1	—
Cash and cash equivalents—End of period	$2,869.4	$138.1
Cash Payments:
Interest	$58.2	$27.5
Income taxes	0.6	0.3
See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2018	$600.6	162.6	—	15.3	$—	2.9	$(83.8)	$55.4	$558.0	$2.9	$68.1
Cumulative effect of accounting change	22.3	—	—	—	—	—	—	—	22.3	—	—
Net loss	(98.3)	—	—	—	—	—	—	—	(97.6)	—	(0.7)
Issuance of Class A common stock for acquisition	10,429.4	134.4	—	—	—	—	—	10,429.4	—	—	—
Issuance of Class A common stock under employee stock plans, net of forfeitures	7.6	0.5	—	—	—	—	—	7.6	—	—	—
Repurchase of Class A common stock (to satisfy tax withheld obligation)	(11.2)	(0.1)	—	—	—	0.1	(11.2)	—	—	—	—
Settlement of certain tax receivable agreements	8.2	—	—	—	—	—	—	8.2	—	—	—
Unrealized gain on hedging activities and foreign currency translation, net of tax	22.0	—	—	—	—	—	—	—	—	20.9	1.1
Distribution to non-controlling interests	(5.6)	—	—	—	—	—	—	—	—	—	(5.6)
Share-based compensation	17.2	—	—	—	—	—	—	16.3	—	—	0.9
Reallocation of non-controlling interests of Vantiv Holding due to change in ownership	—	—	—	—	—	—	—	(486.1)	—	—	486.1
Ending Balance, March 31, 2018	$10,992.2	297.4	$—	15.3	$—	3.0	$(95.0)	$10,030.8	$482.7	$23.8	$549.9

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2017	$1,607.3	161.1	$—	35.0	$—	2.7	$(73.7)	$706.1	$689.5	$(6.2)	$291.6
Cumulative effect of accounting change	0.5	—	—	—	—	—	—	1.3	(0.8)	—	—
Net income	35.3	—	—	—	—	—	—	—	28.9	—	6.4
Issuance of Class A common stock under employee stock plans, net of forfeitures	6.6	1.0	—	—	—	—	—	6.6	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(5.7)	(0.1)	—	—	—	0.1	(5.7)	—	—	—	—
Settlement of certain tax receivable agreements	15.1	—	—	—	—	—	—	15.1	—	—	—
Unrealized gain on hedging activities, net of tax	4.8	—	—	—	—	—	—	—	—	3.6	1.2
Distribution to non-controlling interests	(5.8)	—	—	—	—	—	—	—	—	—	(5.8)
Share-based compensation	10.6	—	—	—	—	—	—	8.7	—	—	1.9
Ending Balance, March 31, 2017	$1,668.7	162.0	$—	35.0	$—	2.8	$(79.4)	$737.8	$717.6	$(2.6)	$295.3

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
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

On January 16, 2018, Worldpay completed the previously announced acquisition of all of the outstanding shares of Worldpay Group Limited, formerly Worldpay Group plc, a public limited company (“Legacy Worldpay”). Following the acquisition, the Vantiv, Inc. (“Legacy Vantiv”) name was changed to Worldpay, Inc. by amending its Second Amended and Restated Certificate of Incorporation. The effective date of the name change was January 16, 2018.

On January 16, 2018, the Company’s Class A common stock began trading on the New York Stock Exchange under the new symbol “WP” and on the London Stock Exchange via a secondary standard listing under the symbol “WPY.” Legacy Worldpay shares were delisted from the London Stock Exchange on the same day.

Worldpay is a leader in global payments providing a broad range of technology-led solutions to its clients to allow them to accept payments of almost any type, across multiple payment channels nearly anywhere in the world. The Company serves a diverse set of merchants including mobile, online and in-store, offering over 300 payment methods in 126 transaction currencies across 146 countries, while supporting various clients including large enterprises, corporates, small and medium sized businesses and eCommerce businesses. The Company operates in three reportable segments: Technology Solutions, Merchant Solutions and Issuer Solutions. For more information about the Company’s segments, refer to Note 11 - Segment Information. The Company markets its services through diverse distribution channels, including referral relationships with a broad range of partners that include merchant banks, independent software vendors (“ISVs”), value-added resellers (“VARs”), payment facilitators, independent sales organizations (“ISOs”), trade associations, and arrangements with core processors.

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

As of March 31, 2018, Worldpay, Inc. and Fifth Third Bank (“Fifth Third”) owned interests in Vantiv Holding of 95.12% and 4.88%, respectively (see Note 6 - Controlling and Non-controlling Interests for changes in non-controlling interests).

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

Share Repurchase Program

In October 2016, our board of directors authorized a program to repurchase up to $250 million of our Class A common stock. The Company has approximately $243 million of share repurchase authority remaining as of March 31, 2018 under this authorization.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASC 606”). This ASU supersedes the revenue recognition requirements in Accounting Standard Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard, as amended, is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The amendment allows companies to use either a full retrospective or a modified retrospective approach to adopt this ASC.

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method. The new standard requires the Company to disclose the accounting policies in effect prior to January 1, 2018, as well as the policies it has applied starting January 1, 2018. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a service or goods to a customer.

Periods prior to January 1, 2018

The Company has contractual agreements with its customers that set forth the general terms and conditions of the relationship including line item pricing, payment terms and contract duration. Revenues are recognized as earned (i.e., for transaction based fees, when the underlying transaction is processed) in conjunction with ASC 605. ASC 605 establishes guidance as to when revenue is realized or realizable and earned by using the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

The Company followed the guidance provided in ASC 605-45, Principal Agent Considerations, which states that the determination of whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the facts and circumstances of the arrangement and that certain factors should be considered in the evaluation. The Company recognized processing revenues net of interchange fees, which are assessed to its merchant customers on all processed transactions. Interchange rates are not controlled by the Company, which effectively acts as a clearing house collecting and remitting interchange fee settlement on behalf of issuing banks, debit networks, credit card associations and its processing customers. All other revenue was reported on a gross basis, as the Company contracts directly with the end customer, assumes the risk of loss and has pricing flexibility.

Periods commencing January 1, 2018

Revenue is recognized when a customer obtains control of promised services or goods. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

The Company has contractual agreements with its customers that set forth the general terms and conditions of the relationship including line item pricing, payment terms and contract duration. Revenue is recognized when the obligation under the terms of the Company’s contract with its customer is satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company generates revenue primarily by processing electronic payment transactions. Set forth below is a description of the Company’s revenue by segment.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Technology Solutions

Technology Solutions provides merchant acquiring and payment processing services to a diverse set of merchants that primarily accept payments through eCommerce and integrated payment solutions.

Merchant Solutions

Merchant Solutions provides merchant acquiring and payment processing services to a diverse set of merchants that primarily accept payments through an omni-channel solution including terminal based.

Issuer Solutions

Issuer Solutions provides card issuer processing, payment network processing, fraud protection and card production to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional personal identification number (“PIN”) networks.

Performance Obligations

Since the majority of the Company’s revenue relates to payment processing services for its customers, the Company’s core performance obligation is to provide continuous access to the Company’s system to process as much as its customers require. The Company’s payment processing services consist of variable consideration under a stand-ready service of distinct days of service that are substantially the same with the same pattern of transfer to the customer.

The Company’s revenue from products and services is recognized at a point in time or over time depending on the products or services, with the majority of the revenue recognized at a point in time.

Beginning in 2018, the Company records certain fees paid to third parties, including network fees and other costs, as a reduction of revenue. These fees were previously recorded on a gross basis. This change in presentation has no impact to income from operations. Under ASC 606, revenue of $850.7 million was reported for the three months ended March 31, 2018. Excluding the impact of the adoption of ASC 606, amounts recorded under ASC 605 include $1,472.4 million and $621.7 million of revenue and network fees and other costs, respectively. The adoption of ASC 606 did not have a material impact on any other line items of the Company’s Consolidated Statements of Income (Loss), Statements of Comprehensive Income (Loss), Statements of Financial Position, Statements of Equity and Statements of Cash Flows.
Disaggregation of Revenue
In the following table, revenue is disaggregated by source of revenue (in millions):

	Three Months Ended March 31, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services
Processing services	$230.1	$340.0	$46.8	$616.9
Products and services	106.3	92.2	35.3	233.8
Total	$336.4	$432.2	$82.1	$850.7

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended March 31, 2017
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)
Processing services	$242.1	$488.0	$69.9	$800.0
Products and services	29.8	52.1	46.3	128.2
Total	$271.9	$540.1	$116.2	$928.2

(1) Revenue for the three months ended March 31, 2017 presented in the table above is prior to the Company’s adoption of ASC 606, which presents network fees and other costs net within revenue.

Processing Services

Processing services revenue is primarily derived from processing credit and debit card transactions comprised of fees charged to businesses for payment processing services. The fees charged consist of either a percentage of the dollar volume of the transaction or a fixed fee, or both.

Products and Services

Products and services revenue is primarily derived from ancillary services such as treasury management and foreign exchange, regulatory compliance, chargebacks and fraud services.

Costs to Obtain and Fulfill a Contract

ASC 606 requires capitalizing costs of obtaining a contract when those costs are incremental and expected to be recovered. Since incremental commission fees paid to sales teams as a result of obtaining contracts are recoverable, the Company recorded a $28.8 million ($22.3 million net of deferred taxes) cumulative catch-up capitalized asset on January 1, 2018. As of March 31, 2018, the amount capitalized as contract costs is $31.7 million, which is included in other non-current assets.

In order to determine the amortization period for sales commission contract costs, the Company applied the portfolio approach for “like-kind contracts” to which sales compensation earnings can be applied and allocated incentive payments to each portfolio accordingly. The Company evaluated each individual portfolio to determine the proper length of time over which the capitalized incentive should be amortized by analyzing customer attrition rates using historical data and other metrics.

The Company determined that straight-line amortization would best correspond to the transfer of services to customers since services are transferred equally over time and have limited predictable volatility. The amortization periods range from 3 to 10 years and are based on the expected life of a customer. In 2018, the amount of amortization was $2.5 million, which is included in sales and marketing expense. There was no impairment loss in relation to the costs capitalized.

The Company recognizes incremental sales commission costs of obtaining a contract as expense when the amortization period for those assets is one year or less per the practical expedient in ASC 606. These costs are included in sales and marketing expense.
Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the expected life of the customer. Related amortization is recorded as contra-revenue.

The Company capitalizes conversion costs associated with enabling customers to receive its processing services. As of March 31, 2018 and December 31, 2017, the Company had $28.1 million and $21.1 million, respectively, of capitalized conversion costs included in Intangible assets - net in the Company’s Consolidated Statement of Financial Position. For the three months ended March 31, 2018 and 2017, the Company has $0.9 million and $0.4 million, respectively, of amortization expense related to these costs, which is recorded in depreciation and amortization expense in the Company’s Consolidated Statements of Income (Loss). These costs are amortized over the average life of the customer.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract Balances

Accounts Receivable-net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts; as such, collectibility is reasonably assured. Aside from debiting a client’s bank account, the Company collects a majority of its revenue via net settlement with the remaining portion collected via billing the customer. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

As of March 31, 2018 and December 31, 2017, accounts receivable, net of allowance for doubtful accounts on the Company’s Consolidated Statement of Financial Position was $1.5 billion and $1.0 billion, respectively. The Legacy Worldpay acquisition contributed $0.5 billion to the balance.

Contract Liabilities

Contract liabilities, which relate to advance consideration received from customers (deferred revenue) for which transfer of control occurs and therefore revenue is recognized, is not material to the Company’s consolidated financial statements.

Remaining Performance Obligations

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as permitted by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As discussed above, the Company’s core performance obligation consists of variable consideration under a stand-ready series of distinct days of service. Such variable consideration meets the specified criteria for the disclosure exclusion; therefore, the majority of the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied is variable consideration that is not required for disclosure. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

Changes in Accounting Policies

As noted above, the Company adopted ASC 606, effective January 1, 2018, using the modified retrospective method, applying the standard to contracts that are not complete as of the date of initial application. Therefore, the comparative information has not been adjusted and continues to be reported under ASC 605. The details of the significant changes are set out below.

Under ASC 606, the Company capitalizes commission fees as costs of obtaining a contract when they are incremental and expected to be recovered. The Company amortizes these capitalized costs consistently with the pattern of transfer of the good or service to which the asset relates. If the expected amortization period is one year or less, the commission fee is expensed when incurred. The Company previously recognized sales commission fees related to contracts as sales and marketing expenses when incurred. Except for the change in revenue recognition, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

Expenses

Set forth below is a brief description of the components of the Company’s expenses:

•
Network fees and other costs primarily consist of pass through expenses incurred by the Company in connection with providing processing services to the Company’s clients, including Visa and Mastercard network association fees and payment network fees and only relates to the three months ended March 31, 2017. Following the Company’s adoption of ASC 606 on January 1, 2018, network fees and other costs are presented net within revenue.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
Sales and marketing expense primarily consists of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, amortization of capitalized commission fees, residual payments made to referral partners, and advertising and promotional costs.

•
Other operating costs primarily consist of salaries and benefits paid to operational and IT personnel, costs associated with operating the Company’s technology platform and data centers, information technology costs for processing transactions, product development costs, software fees and maintenance costs.

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product, legal and risk management, share-based compensation costs, equipment and occupancy costs and consulting costs. The three months ended March 31, 2018 includes a significant amount of transition, acquisition and integration costs related to the Legacy Worldpay acquisition. The three months ended March 31, 2017 includes a charge related to a settlement agreement stemming from legacy litigation of an acquired company.

•
Non-operating expenses during three months ended March 31, 2018 primarily consists of expenses related to the Company’s financing arrangements entered into in connection with the Legacy Worldpay acquisition and the change in fair value of the Mercury tax receivable agreement (“TRA”) (see Note 8 - Fair Value Measurements), partially offset by a gain on the settlement of a deal contingent forward entered into in connection with the Company’s acquisition of Legacy Worldpay. Non-operating expenses for the three months ended March 31, 2017 primarily relate to the change in fair value of the Mercury TRA (see Note 8 - Fair Value Measurements).

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

For the three months ended March 31, 2018 and 2017 total share-based compensation expense was $17.2 million and $10.6 million, respectively.

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Worldpay, Inc. is a holding company that does not conduct any business operations of its own. As a result, Worldpay, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Vantiv Holding. The amounts available to Worldpay, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Vantiv Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of March 31, 2018.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. December 31, 2017, the Company had recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 11.8% and 12.8% respectively, for the three months ended March 31, 2018 and 2017. The effective tax rate for each period reflects the impact of the Company’s non-controlling interests not being taxed at the statutory U.S. corporate tax rates. The 2018 effective tax rate also reflects the impact of tax reform and the impact related to the addition of international taxing jurisdictions as a result of the Legacy Worldpay acquisition.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform”). Tax Reform amended the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions as well as reduce the corporate federal tax rate from a maximum of 35% to a flat 21% rate with an effective date of January 1, 2018. As of December 31, 2017, the Company preliminarily revalued its net deferred tax asset based on Tax Reform. As of March 31, 2018, the Company has not adjusted this provisional amount and is continuing to gather additional information to complete its accounting for this item and expects to complete the accounting within the prescribed measurement period.

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents. The Company has restricted cash held in money market accounts, which approximate fair value and therefore are a level 1 input in the fair value hierarchy.

Following the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company includes restricted cash in the cash and cash equivalents balance of the consolidated statements of cash flows. The reconciliation between the consolidated statement of financial position and the consolidated statement of cash flows is as follows (in millions):

	March 31, 2018	December 31, 2017
Cash and cash equivalents on consolidated statement of financial position	$459.4	$126.5
Proceeds from senior unsecured notes - restricted for closing of Worldpay acquisition		1,135.2
Other restricted cash (other current assets)	515.7	10.5
Merchant Float	1,894.3	—
Total cash and cash equivalents on consolidated statement of cash flows	$2,869.4	$1,272.2

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. Facilities, furniture and equipment and software are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment and 3 to 8 years for software. Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the improvement which is 3 to 10 years or the term of the lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of March 31, 2018 and December 31, 2017 was $373.2 million and $372.1 million, respectively.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2017 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of March 31, 2018.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of March 31, 2018, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

Merchant Float and Settlement Assets and Obligations

Merchant Float represents surplus cash balances the Company holds on behalf of its merchant customers when the incoming amount from the card networks precedes when the funding to customers falls due. Such funds are held in a fiduciary capacity, and are not available for the Company to use to fund its cash requirements.

Settlement assets and obligations result when funds are transferred from or received by the Company prior to receiving or paying funds to a different entity. This timing difference results in a settlement asset or obligation. The amounts are generally collected or paid the following business day.

Derivatives

The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging. This guidance establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the statement of financial position at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in accumulated other comprehensive income (loss) (“AOCI”) and will be recognized in the statement of income when the hedged item affects earnings. Additionally, the effective portions of the Company’s net investment hedges, which act as economic hedges of the Company’s net investments in its foreign subsidiaries, are recorded in AOCI. The Company does not enter into derivative financial instruments for speculative purposes. See Note 5 - Derivatives and Hedging for further discussion.

Foreign Currencies

The U.S. dollar is the functional currency of the Company’s U.S.-based businesses. The Company has operations with a local currency as their functional currency, the most significant being in the United Kingdom. Foreign currency-denominated assets and liabilities for these units and other less significant operations are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during each monthly period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of Other Comprehensive Income (Loss). Transaction gains and losses related to operating assets and liabilities are included in various line items in the Company’s Consolidated Statements of Income and were immaterial for the three months ended March 31, 2018. Non-operating transaction gains and losses derived from non-operating assets and liabilities are included in non-operating expense in the Company’s Consolidated Statements of Income.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Related Party Presentation

As a result of the Company closing the Legacy Worldpay acquisition on January 16, 2018, Fifth Third’s ownership percentage in Vantiv Holding decreased below 5% and Fifth Third no longer has board representation, therefore the Company no longer considers Fifth Third a related party. Related party revenue for the period of January 1, 2018 through January 15, 2018 was not material.

The Fifth Third related party activity within the Consolidated Statements of Income for the three months ended March 31, 2017 is as follows (in millions):

Consolidated Statement of Income Location	March 31, 2017
Revenue	$16.2

The Fifth Third related party positions within the Consolidated Statements of Financial Position for the period ending December 31, 2017 are as follows (in millions):

Consolidated Statement of Financial Position Location	December 31, 2017
Assets
Accounts receivable—net	$0.7
Liabilities
Accounts payable and accrued expenses	$9.0
Current portion of notes payable	5.4
Current portion of tax receivable agreement obligations	190.2
Notes payable	158.4
Tax receivable agreement obligations	489.8

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. BUSINESS COMBINATIONS

Acquisition of Legacy Worldpay

On January 16, 2018, the Company completed the acquisition of Legacy Worldpay by acquiring 100% of the issued and outstanding shares (the “acquisition”). The approximately $11.9 billion purchase price consisted of Legacy Worldpay shareholders receiving a $1.5 billion cash payment and 134.4 million shares of the Company’s Class A common stock. The acquisition-date fair value of the 134.4 million shares of the Company’s Class A common stock issued was $10.4 billion and was determined based on the share price of $77.60 per share, the opening price of the Company’s Class A common stock on the New York Stock Exchange on January 16, 2018 since the acquisition closed before the market opened on January 16, 2018.

The acquisition creates a leading global integrated payment technology and international eCommerce payment provider and will enable the Company to take advantage of strategic and innovative opportunities to provide differentiated and diversified solutions to address clients’ needs.

The acquisition was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is deductible for tax purposes. Goodwill, assigned to Technology Solutions, Merchant and Issuer Solutions, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset.

The preliminary purchase price allocation is as follows (in millions):

Cash acquired	$584.2
Current assets (1)	4,138.9
Property, equipment and software	418.4
Intangible assets	3,154.0
Goodwill	11,015.4
Other non-current assets	138.6
Current liabilities (2)	(4,522.6)
Long-term debt (3)	(2,300.8)
Deferred tax liability	(656.2)
Non-current liabilities	(21.9)
Total purchase price	$11,948.0

(1)	Includes $1,947.6 million of merchant float and $511.1 million of other restricted cash.

(2)	Includes $118.6 million of dividend payable to reflect the special dividend granted to the shareholders of Legacy Worldpay.

(3)	Includes $1,649.9 million of debt which was paid off subsequent to the completion of acquisition.

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

Intangible assets primarily consist of customer relationship assets, software and a trade name with weighted average estimated useful lives of 7 years, 6 years and 10 years, respectively.

From the acquisition date of January 16, 2018 through March 31, 2018, revenue and net loss included in the accompanying statements of income (loss) for the three months ended March 31, 2018 attributable to Legacy Worldpay was approximately $317.0 million and $2.8 million, respectively.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2018, the Company incurred transaction expenses of approximately $120.8 million in conjunction with the acquisition of Legacy Worldpay. All transaction costs incurred for the three months ended March 31, 2018 are included in general and administrative expenses on the accompanying consolidated statement of income.

Under the terms of the Legacy Worldpay transaction agreement, the Company replaced equity awards held by certain employees of Legacy Worldpay. The weighted average fair value of the replacement awards was approximately $82.4 million. The portion of the fair value of the replacement awards related to the services provided prior to the acquisition of approximately $44.2 million was part of the consideration transferred to acquire Legacy Worldpay. The remaining portion of the fair value is associated with future service and will be recognized as expense over the future service period.

Unaudited Pro Forma Results Giving Effect to the Legacy Worldpay Acquisition
The following unaudited pro forma combined financial information presents the Company’s results of operations for the three months ended March 31, 2018 and 2017, as if the acquisition had occurred on January 1, 2017 (in millions, except per share amounts).

	Three Months Ended March 31,
	2018	2017
Total revenue(1)	$914.5	$1,416.9
Net income (loss) attributable to Worldpay, Inc.	33.6	(181.9)
Net income (loss) per share attributable to Worldpay, Inc. Class A common stock:
Basic	$0.11	$(0.62)
Diluted	$0.11	$(0.62)
Shares used in computing net income (loss) per share of Class A common stock:
Basic	296,498,480	295,276,177
Diluted	298,027,972	295,276,177
(1) Revenue for the three months ended March 31, 2017 presented in the table above is prior to the Company’s adoption of ASC 606, which presents network fees and other costs net within revenue.
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

•
a reduction in expenses for the three months ended March 31, 2018 and a corresponding increase in the three months ended March 31, 2017 for acquisition-related transaction costs and debt refinancing costs incurred by the Company.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The acquisition was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, of which approximately $7.8 million is deductible for tax purposes. Goodwill, assigned to Merchant Solutions, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset. The preliminary purchase price allocation is as follows (in millions):

Cash acquired	$11.9
Current assets	7.2
Property, equipment and software	92.1
Intangible assets	47.8
Goodwill	434.2
Other assets	0.1
Current liabilities	(18.3)
Deferred tax liability	(23.1)
Non-current liabilities	(8.5)
Total purchase price	$543.4

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows (in millions):

Consolidated Total
Balance as of December 31, 2017	$4,173.0
Goodwill attributable to acquisition of Paymetric Solutions, Inc. (1)	0.2
Goodwill attributable to acquisition of Legacy Worldpay (2)	11,015.7
Balance as of March 31, 2018	$15,188.9

(1)
Amount represents adjustments to goodwill associated with the acquisition of Paymetric as a result an update to the purchase price allocation, primarily related to revisions of certain estimates from the preliminary amount reported as of December 31, 2017.

(2)	Amount of goodwill attributable to the acquisition, including its allocation to reportable segments, is preliminary and subject to change.

As discussed in Note 11 - Segment Information, during the first quarter of 2018, the Company reorganized its reportable segments. In connection with this change, the Company is in the process of reallocating goodwill to the new reporting units using a relative fair value approach.

As of March 31, 2018 and December 31, 2017, the Company’s finite lived intangible assets consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Customer relationship intangible assets	$4,644.4	$1,712.7
Customer portfolios and related assets	290.2	249.8
Trade name	284.1	—
Patents	1.7	1.6
	5,220.4	1,964.1
Less accumulated amortization on:
Customer relationship intangible assets	1,287.3	1,156.4
Customer portfolios and related assets	142.0	129.2
Trade name	7.2	—
	1,436.5	1,285.6
Intangible assets, net	$3,783.9	$678.5

Customer portfolios and related assets acquired during the three months ended March 31, 2018 have weighted-average amortization periods of 4.6 years. Amortization expense on intangible assets for the three months ended March 31, 2018 and 2017 was $149.8 million and $55.2 million, respectively.

The estimated amortization expense of intangible assets for the next five years is as follows (in millions):

Nine months ended December 31, 2018	$501.0
2019	650.7
2020	567.2
2021	515.1
2022	492.3
2023	476.5

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. LONG-TERM DEBT

As of March 31, 2018 and December 31, 2017, the Company’s long-term debt consisted of the following (in millions):

	March 31, 2018	December 31, 2017
Term A loan, maturing in January 2023(1)	$3,771.7	$2,166.7
Term A loan, maturing in October 2021(2)	176.8	179.2
Term B loan, maturing in October 2023(3)	755.4	757.4
Term B loan, maturing in August 2024(4)	1,805.0	1,270.0
Senior Unsecured Dollar Notes, maturing in November 2025(5)	500.0	500.0
Senior Unsecured Sterling Notes, maturing in November 2025(6)	660.2	635.2
Senior Unsecured Euro Note, expiring in November 2022(7)	677.7	—
Leasehold mortgage, expiring on August 10, 2021(8)	10.1	10.1
Revolving credit facility, expiring in January 2023	—	225.0
Less: Current portion of notes payable	(223.7)	(107.9)
Less: Original issue discount	(9.5)	(3.0)
Less: Debt issuance costs	(72.7)	(46.3)
Notes payable	$8,051.0	$5,586.4

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 3.78% at March 31, 2018) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (June 2018 through March 2021), 1.875% per quarter during the next four quarters (June 2021 through March 2022) and 2.50% per quarter during the next three quarters (June 2022 through December 2022) with a balloon payment due at maturity.

(2)
Interest at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 3.78% at March 31, 2018) and amortizing on a basis of 1.32% per quarter during each of the first eight quarters (March 2018 through December 2019), 1.97% per quarter during the next four quarters (March 2020 through December 2020) and 2.63% per quarter during the next three quarters (March 2021 through September 2021) with a balloon payment due at maturity.

(3)
Interest payable at a variable base rate (LIBOR) plus a spread rate 200 basis points) (total rate of 3.78% at March 31, 2018) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(4)
Interest payable at a variable base rate (LIBOR) plus a spread rate (200 basis points) (total rate of 3.78% at March 31, 2018) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(5)	$500 million principal senior unsecured notes with interest payable semi-annually at a fixed rate of 4.375% and principal due upon maturity.

(6)
£470 million principal senior unsecured notes with interest payable semi-annually at a fixed rate of 3.875% and principal due upon maturity. The spot rate of 1.4048 U.S. dollars per Pound Sterling at March 31, 2018 was used to translate the Note to U.S. dollars.

(7)
€500 million principal senior unsecured note with interest payable semi-annually at a fixed rate of 3.75% and principal due upon maturity. The spot rate of 1.2324 U.S. dollars per Euro at March 31, 2018 was used to translate the Note to U.S. dollars. Includes remaining unamortized fair value premium of $61.6 million at March 31, 2018.

(8)	Interest payable monthly at a fixed rate of 6.22%.

2018 Debt Activity

The closing of the Legacy Worldpay acquisition on January 16, 2018 resulted in the effectiveness of several debt amendments to the Existing Loan Agreement entered into prior to the closing. The resulting incremental funding and availability was as follows:

•	$1,605 million of additional Term A loans maturing in January 2023

•	$535 million of additional Term B loans maturing in August 2024

•	$600 million of additional revolving credit commitments, resulting in total available revolving credit of $1,250 million

•	$594.5 million backstop (no outstanding balance as of March 31, 2018 and backstop expires on June 15, 2018)

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the closing of the Legacy Worldpay acquisition, the Company expensed approximately $56.6 million primarily consisting of the write-offs of unamortized deferred financing fees and original issue discount (“OID”) and fees related to previously committed unused backstop facilities associated with the component of the debt activity accounted for as a debt extinguishment and certain third party costs incurred in connection with the debt activity. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the three months ended March 31, 2018.

Additionally, as a result of new debt being issued in connection with the Company’s acquisition of Legacy Worldpay, the Company capitalized approximately $20.9 million of deferred financing costs for the three months ended March 31, 2018.

2017 Debt Activity

On August 7, 2017, the Company funded the Fifth Third share purchase by amending the Second Amended Loan Agreement to permit Vantiv Holding to obtain approximately $1,270.0 million of additional seven-year term B loans. As a result of this borrowing, the Company capitalized approximately $23.1 million of deferred financing fees during the year ended December 31, 2017.

In connection with the Legacy Worldpay acquisition, on December 7, 2017, the Company priced an offering of $500 million aggregate principal amount of 4.375% senior unsecured notes due 2025 and £470 million aggregate principal amount of 3.875% senior unsecured notes due 2025, listed in the table above. The spot rate of 1.3515 U.S. dollars per Pound Sterling at December 31, 2017 was used to translate the Senior Unsecured Sterling Notes to U.S. dollars. The proceeds received in the connection with the senior unsecured notes offering were held in escrow and restricted as of December 31, 2017 pending the consummation of the acquisition, which subsequently took place on January 16, 2018.

Guarantees and Security
The Company’s debt obligations at March 31, 2018 are unconditional and, with the exception of the Euro Note, are guaranteed by Vantiv Holding and certain of Vantiv Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Third Amended and Restated Loan Agreement) by a lien on substantially all the tangible and intangible assets of the Company and the aforementioned subsidiaries, including substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Vantiv Holding and any obligors under the Third Amended and Restated Loan Agreement as well as any real property in excess of $25 million in the aggregate held by Vantiv Holding or any obligors (other than Vantiv Holding), subject to certain exceptions. The Euro Note is guaranteed by Worldpay Group Limited.

Covenants

There are certain financial and non-financial covenants contained in the Existing Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At March 31, 2018, the Company was in compliance with these financial covenants.

5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of March 31, 2018 and December 31, 2017, the Company’s interest rate derivative instruments for this purpose consist of interest rate swaps and interest rate cap agreements. The interest rate swaps hedge the variable rate debt by effectively converting floating-rate payments to fixed-rate payments. The interest rate cap agreements cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract. As of March 31, 2018 the interest rate cap agreements had a fair value of $27.8 million, classified within other current and non-current assets on the Company’s consolidated statements of financial position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additionally, during 2017 the Company entered into a deal contingent foreign currency forward contract. The foreign currency forward served as an economic hedge of the pound sterling denominated portion of the purchase price relating to the Legacy Worldpay acquisition. The foreign currency forward has not been designated as a hedge for accounting purposes and, discussed below, was settled in connection with the closing of the Legacy Worldpay acquisition.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company uses a combination of interest rate swaps and caps as part of its interest rate risk management strategy. As of March 31, 2018 the Company had a total of 2 outstanding interest rate swaps covering an exposure period from January 2018 through January 2019 with a combined notional balance of $500 million. Fifth Third is the counterparty to 1 of the 2 outstanding interest rate swaps with a $250 million notional balance for January 2018 to January 2019. Additionally, as of March 31, 2018, the Company had a total of 6 interest rate cap agreements with a combined notional balance of $1 billion, cap strike rate of 0.75%, covering an exposure period from January 2017 to January 2020.

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in millions):

	Consolidated Statement of Financial Position Location	March 31, 2018	December 31, 2017
Interest rate contracts	Other current assets	$13.1	$9.7
Interest rate contracts	Other long-term assets	14.7	14.7
Interest rate contracts	Other current liabilities	2.3	4.2
Interest rate contracts	Other long-term liabilities	—	0.2

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of March 31, 2018, the Company estimates that $3.6 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense during the next 12 months.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Derivatives in cash flow hedging relationships:
Amount of gain recognized in OCI (effective portion) (1)	$6.3	$2.7
Amount of loss reclassified from accumulated OCI into earnings (effective portion)	(0.6)	(4.2)
Amount of gain recognized in earnings (2)	0.1	—

(1)	“OCI” represents other comprehensive income.

(2)	For the three months ended March 31, 2018, amount represents hedge ineffectiveness.

Credit Risk Related Contingent Features

As of March 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.5 million.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $2.5 million.

Deal Contingent Forward

On August 9, 2017, the Company entered into a £1,150 million notional deal contingent forward to economically hedge a portion of the purchase price relating to the Legacy Worldpay acquisition. The deal contingent forward settled upon the closing of the Legacy Worldpay acquisition in January 2018 and the Company recognized a related realized gain of approximately $69.0 million, of which approximately $35.9 million of the gain relates to the three months ended March 31, 2018, which is recorded in non-operating expense.

Net Investment Hedges

To help protect the net investment in foreign operations from adverse changes in foreign currency exchange rates, the Company uses non-derivative financial instruments, such as its foreign currency-denominated debt, as economic hedges of its net investments in its Euro and GBP denominated subsidiaries (See Note 4 - Long Term Debt for more discussion on the Company’s foreign currency-denominated debt). The Company designated a portion of its Euro denominated debt and 100% of its GBP denominated debt as net investment hedges.

The effective portions of the net investment hedges are recorded in other comprehensive income (loss). During the three months ended March 31, 2018, the Company recognized in other comprehensive income pre-tax losses of $7.5 million relating to these net investment hedges. No ineffectiveness was recorded to earnings on the net investment hedges for three months ended March 31, 2018.

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

Worldpay, Inc.
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

As of March 31, 2018, Worldpay, Inc.’s interest in Vantiv Holding was 95.12%. Changes in units and related ownership interest in Vantiv Holding are summarized as follows:

	Worldpay, Inc.	Fifth Third	Total
As of December 31, 2017	162,595,981	15,252,826	177,848,807
% of ownership	91.42%	8.58%
Shares issued for acquisition	134,400,000	—	134,400,000
Equity plan activity (1)	411,526	—	411,526
As of March 31, 2018	297,407,507	15,252,826	312,660,333
% of ownership	95.12%	4.88%

(1)
Includes stock issued under the equity plans less Class A common stock withheld to satisfy employee tax withholding obligations upon vesting or exercise of employee equity awards and forfeitures of restricted Class A common stock awards.

The Company issued 134.4 million shares of Class A common stock in connection with its acquisition of 100% of the issued and outstanding shares of Legacy Worldpay on January 16, 2018.

As a result of the changes in ownership interests in Vantiv Holding, periodic adjustments are made in order to reflect the portion of net assets of Vantiv Holding attributable to non-controlling unit holders based on changes in the proportionate ownership interests in Vantiv Holding during those periods.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in millions):

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(98.3)	$35.3
Items not allocable to non-controlling interests:
Worldpay, Inc. (expenses) income (1)	30.6	(1.1)
Vantiv Holding net (loss) income	$(67.7)	$34.2

Net (loss) income attributable to non-controlling interests of Fifth Third (2)	$(1.0)	$6.0
Net income attributable to joint venture non-controlling interest (3)	0.3	0.4
Total net (loss) income attributable to non-controlling interests	$(0.7)	$6.4

(1)	Primarily represents acquisition related expenses for the three months ended March 31, 2018 and primarily relates to a tax benefit for the three months ended March 31, 2017 related to Worldpay, Inc.

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

Worldpay, Inc.
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

Under the terms of the Agreement, in exchange for a release from all claims relating to such legacy business practices from the beginning of the applicable settlement class period through the date of preliminary approval of the settlement, the Company incurred a charge of $38.0 million for the three months ended March 31, 2017 related to the settlement. Final claims data resulted in the Company recording an additional $3.5 million charge for the settlement in the fourth quarter of 2017.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018			December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$27.8	$—	$—	$24.4	$—
Deal contingent foreign currency forward	—	—	—	—	33.1	—
Liabilities:
Interest rate contracts	$—	$2.3	$—	$—	$4.4	$—
Mercury TRA	—	85.9	—	—	100.5	—

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 5 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

Deal Contingent Forward

The Company used a foreign currency contract to manage its foreign currency exposure relating to the Worldpay transaction (see Note 5 - Derivatives and Hedging Activities). The fair value of the foreign currency forward was determined using the market standard methodology of discounting the projected settlement value of the instrument. The projected settlement value is based on the expectation of future foreign currency rates derived from observed market interest rate curves. In addition, to comply with the provisions of ASC 820, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its foreign currency forward contract for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which is classified in Level 3 of the fair value hierarchy. The Mercury TRA is recorded at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. Through 2016, the significant unobservable input used in the fair value measurement of the Mercury TRA was the discount rate. Any significant increase (decrease) in this input could potentially result in a significantly lower (higher) fair value measurement. Due to the passage of time, the discount rate is no longer a significant input at March 31, 2018 and December 31, 2017. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. The change in value of the Mercury TRA from December 31, 2017 to March 31, 2018 consists of the increase in fair value of $2.8 million and the decrease from payments of $17.4 million related to the Mercury TRA obligations. The Company recorded non-operating expenses of $2.8 million and $4.1 million related to the change in fair value during the three months ended March 31, 2018 and 2017, respectively.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes carrying amounts and estimated fair values for the Company’s financial instrument liabilities that are not reported at fair value in our consolidated statements of financial position as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Notes payable	$8,274.7	$8,377.9	$5,694.3	$5,772.1

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

Diluted net income per share is calculated assuming that Vantiv Holding is a wholly-owned subsidiary of Worldpay, Inc., therefore eliminating the impact of Fifth Third’s non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Vantiv Holding (“Class B units”), which are held by Fifth Third and represent the non-controlling interest in Vantiv Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an “if-converted” basis. Due to the Company’s structure as a C corporation and Vantiv Holding’s structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company’s income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock. During the three months ended March 31, 2018 approximately 15.3 million weighted-average Class B units of Vantiv Holding were excluded in computing diluted net income per share because including them would have had an antidilutive effect. As the Class B units of Vantiv Holding were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share for the three months ended March 31, 2018. As of March 31, 2018 and 2017, there were approximately 15.3 million and 35.0 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, potentially dilutive securities during three months ended March 31, 2018 and 2017 included restricted stock awards, restricted stock units, stock options, performance share awards and ESPP purchase rights. Due to the net loss for the three months ended March 31, 2018, any potentially dilutive securities were also excluded from the denominator in computing dilutive net income per share.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except share data):

	Three Months Ended March 31,
	2018	2017
Basic:
Net (loss) income attributable to Worldpay, Inc.	$(97.6)	$28.9
Shares used in computing basic net income per share:
Weighted-average Class A common shares	274,098,480	160,876,177
Basic net (loss) income per share	$(0.36)	$0.18
Diluted:
Consolidated income before applicable income taxes	$—	$40.5
Income tax expense excluding impact of non-controlling interest	—	6.0
Net (loss) income attributable to Worldpay, Inc.	$(97.6)	$34.5
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	274,098,480	160,876,177
Weighted-average Class B units of Vantiv Holding	—	35,042,826
Stock options	—	731,907
Restricted stock awards, restricted stock units and employee stock purchase plan	—	800,438
Performance awards	—	45,332
Diluted weighted-average shares outstanding	274,098,480	197,496,680
Diluted net (loss) income per share	$(0.36)	$0.17

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) (“AOCI”) related to hedging and other activities for the three months ended March 31, 2018, and 2017 is presented below (in millions):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Worldpay, Inc.	AOCI Ending Balance
Three Months Ended March 31, 2018
Net change in fair value of cash flow hedge recorded in AOCI	$(13.8)	$6.3	$(1.5)	$4.8	$(0.4)	$4.4	$(9.4)
Net realized loss on cash flow hedge reclassified into earnings (a)	16.7	0.6	(0.1)	0.5	—	0.5	17.2
Translation adjustments on net investment hedge recorded in AOCI(b)	—	(7.5)	2.0	(5.5)	0.4	(5.1)	(5.1)
Foreign currency translation adjustments(c)	—	22.2	—	22.2	(1.1)	21.1	21.1
Net change	$2.9	$21.6	$0.4	$22.0	$(1.1)	$20.9	$23.8

Three Months Ended March 31, 2017
Net change in fair value recorded in accumulated OCI	$(17.8)	$2.7	$(0.8)	$1.9	$(0.5)	$1.4	$(16.4)
Net realized loss reclassified into earnings (a)	11.6	4.2	(1.3)	2.9	(0.7)	2.2	13.8
Net change	$(6.2)	$6.9	$(2.1)	$4.8	$(1.2)	$3.6	$(2.6)

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(1)
The three months ended March 31, 2018 and 2017 reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

(b)	See Note 5 - Derivatives and Hedging Activities for more information on net investment hedge activity.

(c)	There is no tax impact on the foreign translation adjustments due to the Tax Reform impact on distributions, enacted in 2017.

11. SEGMENT INFORMATION

As a result of the Company’s acquisition of Legacy Worldpay, the Company has reorganized its reportable segments and recast March 31, 2017 segment information to align with the new reportable segments. The new segments are Technology Solutions, Merchant Solutions and Issuer Solutions, which are organized based on the Company’s solution offerings. The reorganization consisted of separating the Company’s former Merchant segment into two separate segments, Technology Solutions and Merchant Solutions, with the Company’s Financial Institutions segment renamed Issuer Solutions. The Company’s Chairman of the Board and Co-Chief Executive Officer is the chief operating decision maker (“CODM”), who evaluates the performance and allocates resources based on the operating results of each segment. The Company’s reportable segments are the same as the Company’s operating segments and there is no aggregation of the Company’s operating segments. Below is a summary of each segment:

•
Technology Solutions - Technology Solutions provides merchant acquiring and payment processing services to a diverse set of merchants that primarily accept payments through eCommerce and integrated payment solutions.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
Merchant Solutions - Merchant Solutions provides merchant acquiring and payment processing services to a diverse set of merchants that primarily accept payments through an omni-channel solution including terminal based.

•
Issuer Solutions - Issuer Solutions provides card issuer processing, payment network processing, fraud protection and card production to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional PIN networks.

Segment operating results are presented below (in millions). The results reflect revenues and expenses directly related to each segment. The Company does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not presented.

Segment profit reflects revenue less sales and marketing costs of the segment. The Company’s CODM evaluates this metric in analyzing the results of operations for each segment.

	Three Months Ended March 31, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$336.4	$432.2	$82.1	$850.7
Network fees and other costs(1)	—	—	—	—
Sales and marketing	95.9	163.8	6.3	266.0
Segment profit	$240.5	$268.4	$75.8	$584.7
(1) For the three months ended March 31, 2018 network fees and other costs are netted within revenue as the result of the Company’s adoption of ASC 606 on January 1, 2018.

	Three Months Ended March 31, 2017
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$271.9	$540.1	$116.2	$928.2
Network fees and other costs	109.7	316.4	32.0	458.1
Sales and marketing	60.2	88.8	6.0	155.0
Segment profit	$102.0	$134.9	$78.2	$315.1

 A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Total segment profit	$584.7	$315.1
Less: Other operating costs	(155.1)	(75.9)
Less: General and administrative	(250.1)	(89.3)
Less: Depreciation and amortization	(207.2)	(76.1)
Less: Interest expense—net	(75.2)	(29.2)
Less: Non-operating expense	(8.6)	(4.1)
(Loss) income before applicable income taxes	$(111.5)	$40.5

Worldpay, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Worldpay, Inc., formerly Vantiv, Inc. (“Worldpay”, “we”, “us”, “our” or the “company” refer to Worldpay, Inc. and its consolidated subsidiaries) and outlines the factors that affected recent results, as well as factors that may affect future results. Our actual results in the future may differ materially from those anticipated in these forward looking statements as a result of many factors, including those set forth under “Risk Factors”,” Forward Looking Statements” and elsewhere in this report. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as management’s discussion and analysis and consolidated financial statements for the year ended December 31, 2017 included in our most recent Annual Report on Form 10-K.

Overview

Worldpay, Inc. is a leading global payments technology company providing a broad range of technology-led solutions to its merchant clients to allow them to accept payments of almost any type, across multiple payment channels, nearly anywhere in the world. We serve a diverse set of merchants across a variety of end-markets, sizes and geographies. We are the largest merchant acquirer and PIN debit acquirer by number of transactions, according to the Nilson Report, and a leading payment processor in the United States and the United Kingdom differentiated by our technology, breadth of distribution and superior cost structure. Our technology enables us to efficiently provide a comprehensive suite of services to both merchants and financial institutions of all sizes as well as to innovate, develop and deploy new services, while providing us with significant economies of scale. Our broad and varied distribution provides us with a growing and diverse client base of merchants and financial institutions. Our merchant client base includes merchant locations across the globe. Our financial institution client base includes regional banks, community banks, credit unions and regional PIN debit networks.

On January 16, 2018, our Class A common stock began trading on the New York Stock Exchange under the new symbol “WP” and on the London Stock Exchange via a secondary standard listing under the symbol “WPY.” Legacy Worldpay shares were delisted from the London Stock Exchange on the same day.

Executive Overview

Revenue for the three months ended March 31, 2018 decreased 8% to $850.7 million from $928.2 million in 2017.

Income (loss) from operations for the three months ended March 31, 2018 decreased 138% to a loss of $27.7 million from income of $73.8 million in 2017 as a result of expenses associated with the Legacy Worldpay acquisition.

Net income (loss) for the three months ended March 31, 2018 decreased to a loss of $98.3 million from income of $35.3 million in 2017. Net income (loss) attributable to Worldpay, Inc. for the three months ended March 31, 2018 decreased to a loss of $97.6 million from income of $28.9 million in 2017. See the “Results of Operations” section of this Management’s Discussion and Analysis for a discussion of our financial results.

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

Please see Note 2 - Business Combinations in “Item 1 - Notes to Unaudited Consolidated Financial Statements” for more information about these acquisitions.

Our Segments, Revenue and Expenses

Technology Solutions

Technology Solutions provides merchant acquiring and payment processing services to a diverse set of merchants that primarily accept payments through eCommerce and integrated payment solutions.
Merchant Solutions

Merchant Solutions provides merchant acquiring and payment processing services to a diverse set of merchants that primarily accept payments through an omni-channel solution including terminal based.
Issuer Solutions

Issuer Solutions provides card issuer processing, payment network processing, fraud protection and card production to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional PIN networks.

Revenue

We provide a wide range of electronic payment and related products and services, both online and by mobile, to accept, validate and settle payments in 126 currencies across 146 countries, using any one of over 300 payment methods. Our customers also use our payments technology to maximize the rate at which payments are approved, manage the risk of fraud, and optimize their costs of operating globally.

We generate revenue primarily by providing payment processing as well as related products and services. Set forth below is a description of our revenues by segment and factors impacting segment revenues.

Technology Solutions provides merchant acquiring and payment processing services to a diverse set of merchants that primarily accept payments through eCommerce and integrated payment solutions.

Merchant Solutions provides merchant acquiring and payment processing services to a diverse set of merchants that primarily accept payments through an omni-channel solution including terminal based.

Issuer Solutions provides card issuer processing, payment network processing, fraud protection and card production to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional PIN networks.

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

Expenses

Set forth below is a brief description of the components of our expenses:

•
Network fees and other costs primarily consist of pass through expenses incurred by us in connection with providing processing services to our clients, including Visa and Mastercard network association fees and payment network fees and only relates to the three months ended March 31, 2017. Following our adoption of ASC 606 on January 1, 2018, network fees and other costs are presented net within revenue.

•
Sales and marketing expense primarily consist of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, amortization of capitalized commission fees, residual payments made to referral partners and advertising and promotional costs.

•
Other operating costs primarily consist of salaries and benefits paid to operational and IT personnel, costs associated with operating our technology platform and data centers, information technology costs for processing transactions, product development costs, software fees and maintenance costs.

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product, legal and risk management, share-based compensation costs, equipment and occupancy costs and consulting costs. The three months ended March 31, 2018 includes a significant amount of transition, acquisition and integration costs related to the Legacy Worldpay acquisition. The three months ended March 31, 2017 includes a charge related to a settlement agreement stemming from legacy litigation of an acquired company.

•	Depreciation and amortization expense consists of our depreciation expense related to investments in property, equipment and software as well as our amortization of intangible assets.

•	Interest expense—net consists primarily of interest on borrowings under our senior secured credit facilities less interest income earned on our cash and cash equivalents.

•	Income tax expense represents foreign, federal, state and local taxes based on income in multiple jurisdictions.

•
Non-operating expenses during three months ended March 31, 2018 primarily consists of expenses related to financing arrangements entered into in connection with the Legacy Worldpay acquisition and the change in fair value of the Mercury tax receivable agreement (“TRA”), partially offset by a gain on the settlement of a deal contingent forward entered into in connection with our acquisition of Legacy Worldpay. Non-operating expenses for the three months ended March 31, 2017 primarily relate to the change in fair value of the Mercury TRA.

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

Factors and Trends Impacting Our Business and Results of Operations

The majority of our revenues is generated by services priced as a percentage of transaction value or a specified fee per transaction, depending on card type or the vertical. We also earn fees based on specific value-added services that may be unrelated to the number or value of transactions. These revenues depend upon a number of factors, such as demand for and price of our services, the technological competitiveness of our offerings, our reputation for providing timely and reliable service, competition within our industry and general economic conditions.

Adjusted Net Income

We use adjusted net income for financial and operational decision making as a means to evaluate period-to-period comparisons of our performance and results of operations. The adjusted net income is also incorporated into performance metrics underlying certain share-based payments and our annual incentive plan. We believe the adjusted net income provides useful information about our performance and operating results, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to key metrics used by management in its financial and operational decision making.

In calculating the adjusted net income, we make certain non-GAAP adjustments, as well as certain tax adjustments, to adjust our GAAP operating results for the items discussed below. This non-GAAP measure should be considered together with GAAP operating results.

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incur costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory, conversion and integration services and related personnel costs. Also included in these expenses are costs related to employee termination benefits and other transition activities. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses. Included in transition, acquisition and integration costs in three months ended March 31, 2017 is a $38.0 million charge related to a settlement agreement stemming from legacy litigation of an acquired company.

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

Non-operating Expense

Non-operating expenses during three months ended March 31, 2018 primarily consists of expenses relating to the financing arrangements we entered into in connection with the Legacy Worldpay acquisition and the change in fair value of the Mercury TRA, partially offset by a gain on the settlement of a deal contingent forward entered into in connection with our acquisition of Legacy Worldpay.

Non-operating expenses for the three months ended March 31, 2017 primarily related to the change in fair value of the Mercury TRA.

Tax Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating the adjusted net income, income tax expense is adjusted accordingly to reflect an effective tax rate assuming conversion of Fifth Third’s non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate for the three months ended March 31, 2018 is approximately 19.7% and includes the impact of tax reform on U.S. federal taxes as well as the inclusion of international jurisdictions due to the acquisition of Legacy Worldpay. Also included in the adjusted effective tax rate for the three months ended March 31, 2018 and 2017 is the impact of the excess tax benefits relating to our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The adjusted effective tax rate is expected to remain at approximately 19.7% for the remainder of 2018. The adjusted effective tax rate was 34% for the three months ended March 31, 2017.

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

The following table provides a schedule of the tax adjustments discussed above which are reflected in the adjusted net income table below (in millions):

	Three Months Ended March 31,
	2018	2	2017
TRA Tax Benefits (a)	$2.2		$0.8
Acquired Tax Benefits (b)	22.4		30.8
Adjusted Tax Benefits (c)	$24.6		$31.6

(a)	Represents the 15% benefit that we retain for the shared tax benefits related to the TRAs.

(b)	Represents the tax benefits wholly owned by us, acquired through acquisition or termination of TRAs in which we retain 100% of the benefit.

(c)	Represents the net cash tax benefit retained by us from the use of the tax attributes, as reflected in the Tax Adjustments.

The table below provides a reconciliation of GAAP income before applicable income taxes to the adjusted net income for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
(Loss) income before applicable income taxes	$(111.5)	$40.5
Non-GAAP Adjustments:
Transition, acquisition and integration costs	177.4	49.5
Share-based compensation	17.2	10.6
Intangible amortization	172.8	51.9
Non-operating expenses	8.6	4.1
Non-GAAP adjusted income before applicable taxes	264.5	156.6
Less: Adjustments
Adjusted tax expense	27.5	21.7
JV non-controlling interest	0.3	0.2
Adjusted Net Income	$236.7	$134.7

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of revenue for the periods presented (in millions).

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$850.7	$928.2	(77.5)	(8)%
Network fees and other costs	—	458.1	(458.1)	NM
Net Revenue(1)	850.7	470.1	380.6	81%
Sales and marketing	266.0	155.0	111.0	72
Other operating costs	155.1	75.9	79.2	104
General and administrative	250.1	89.3	160.8	180
Depreciation and amortization	207.2	76.1	131.1	172
(Loss) Income from operations	$(27.7)	$73.8	$(101.5)	(138)%

(1) For the three months ended March 31, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of the Company’s adoption of Accounting Standard Update 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) on January 1, 2018.

As a Percentage of Net Revenue	Three Months Ended March 31,
	2018	2017
Net Revenue	100.0%	100.0%
Sales and marketing	31.3%	33.0%
Other operating costs	18.2%	16.1%
General and administrative	29.4%	19.0%
Depreciation and amortization	24.4%	16.2%
(Loss) Income from operations	(3.3)%	15.7%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Revenue

Net revenue increased 81% to $850.7 million for the three months ended March 31, 2018 from $470.1 million for the three months ended March 31, 2017. The prior year period excludes $344.7 million of Legacy Worldpay generated net revenue prior to our acquisition. Additionally, continued strong growth in our Technology Solutions segment also contributed to the increase. The explanation above excludes Legacy Worldpay results from January 1, 2018 through January 15, 2018 for the three months ended March 31, 2018 and includes Legacy Worldpay results for the three months ended March 31, 2017.

Sales and Marketing

Sales and marketing expense increased 72% to $266.0 million for the three months ended March 31, 2018 from $155.0 million for the three months ended March 31, 2017. The prior year period excludes $96.4 million of Legacy Worldpay sales and marketing expense prior to our acquisition. Additionally, higher residual payments to referral partners as a result of increased revenue in our Technology Solutions segment also contributed to the increase. The explanation above excludes Legacy Worldpay results from January 1, 2018 through January 15, 2018 for the three months ended March 31, 2018 and includes Legacy Worldpay results for the three months ended March 31, 2017.

Other Operating Costs

Other operating costs increased to $155.1 million for the three months ended March 31, 2018 from $75.9 million for the three months ended March 31, 2017. When excluding transition, acquisition and integration costs, other operating costs increased to $144.9 million for the three months ended March 31, 2018 from $72.7 million for the three months ended March 31, 2017. The prior year period excludes $61.2 million of Legacy Worldpay other operating costs when excluding transition, acquisition and integration costs prior to our acquisition. The explanation above excludes Legacy Worldpay results from January 1, 2018 through January 15, 2018 for the three months ended March 31, 2018 and includes Legacy Worldpay results for the three months ended March 31, 2017.

General and Administrative

General and administrative expenses increased to $250.1 million for the three months ended March 31, 2018 from $89.3 million for the three months ended March 31, 2017. When excluding transition, acquisition and integration costs and share-based compensation, general and administrative costs increased to $65.6 million for the three months ended March 31, 2018 from $32.4 million for the three months ended March 31, 2017. The prior period excludes $47.2 million of Legacy Worldpay general and administrative expenses when excluding transition, acquisition and integration costs prior to our acquisition. The explanation above excludes Legacy Worldpay results from January 1, 2018 through January 15, 2018 for the three months ended March 31, 2018 and includes Legacy Worldpay results for the three months ended March 31, 2017.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased to $57.4 million for the three months ended March 31, 2018 from $20.9 million for the three months ended March 31, 2017. The increase is primarily attributable to our recent acquisitions.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $149.8 million for the three months ended March 31, 2018 from $55.2 million for the three months ended March 31, 2017. The increase is primarily attributable to an increase in amortization of customer relationship intangible assets as a result of recent acquisitions.

Income (Loss) from Operations

Income (loss) from operations decreased to a loss of $27.7 million for the three months ended March 31, 2018 from income of $73.8 million for the three months ended March 31, 2017.

Interest Expense—Net

Interest expense—net increased to $75.2 million for the three months ended March 31, 2018 from $29.2 million for the three months ended March 31, 2017. The increase in interest expense—net is primarily attributable to debt issued to fund the acquisition of Legacy Worldpay.

Non-Operating Expense

Non-operating expense was $8.6 million for the three months ended March 31, 2018, primarily consisting of expenses relating to the Company’s financing arrangements entered into in connection with the Legacy Worldpay acquisition and the change in fair value of the Mercury TRA, partially offset by a gain on the settlement of a deal contingent forward entered into in connection with the Company’s acquisition of Legacy Worldpay. Non-operating expense was $4.1 million for the three months ended March 31, 2017, primarily related to the change in fair value of the Mercury TRA.

Income Tax Expense (Benefit)

Income tax benefit for the three months ended March 31, 2018 was $13.2 million compared to $5.2 million of expense for the three months ended March 31, 2017, reflecting effective rates of 11.8% and 12.8%, respectively. Our effective rate reflects the impact of our non-controlling interests not being taxed at the statutory U.S. corporate tax rates. The 2018 effective tax rate also reflects the impact of tax reform and the impact related to the addition of international taxing jurisdictions as a result of the Legacy Worldpay acquisition. The effective tax rate for the three months ended March 31, 2018 and 2017, includes a credit to income tax expense as a result of our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.

Segment Results

The following tables provide a summary of the components of segment profit for our three segments for the three months ended March 31, 2018 and 2017 (in millions):

Technology Solutions

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$336.4	$271.9	64.5	24%
Network fees and other costs	—	109.7	(109.7)	NM
Net Revenue(1)	336.4	162.2	174.2	107%
Sales and marketing	95.9	60.2	35.7	59%
Segment profit	$240.5	$102.0	$138.5	136%
(1) For the three months ended March 31, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of the Company’s adoption of ASC 606 on January 1, 2018.

Net Revenue

Net revenue in this segment increased 107% to $336.4 million for the three months ended March 31, 2018 from $162.2 million for the three months ended March 31, 2017. The prior year period excludes $121.0 million of Legacy Worldpay generated net revenue prior to our acquisition. The explanation above excludes Legacy Worldpay results from January 1, 2018 through January 15, 2018 for the three months ended March 31, 2018 and includes Legacy Worldpay results for the three months ended March 31, 2017.

Sales and Marketing

     Sales and marketing expense increased 59% to $95.9 million for the three months ended March 31, 2018 from $60.2 million for the three months ended March 31, 2017. The prior year period excludes $17.6 million of Legacy Worldpay sales and marketing expense prior to our acquisition. Additionally, higher residual payments to referral partners as a result of increased revenue also contributed to the increase. The explanation above excludes Legacy Worldpay results from January 1, 2018 through January 15, 2018 for the three months ended March 31, 2018 and includes Legacy Worldpay results for the three months ended March 31, 2017.

Merchant Solutions

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$432.2	$540.1	(107.9)	(20)%
Network fees and other costs	—	316.4	(316.4)	NM
Net Revenue(1)	432.2	223.7	208.5	93%
Sales and marketing	163.8	88.8	75.0	84%
Segment profit	$268.4	$134.9	$133.5	99%
(1) For the three months ended March 31, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of the Company’s adoption of ASC 606 on January 1, 2018.

Net Revenue

Net revenue in this segment increased 93% to $432.2 million for the three months ended March 31, 2018 from $223.7 million for the three months ended March 31, 2017. The prior period excludes $221.8 million of Legacy Worldpay generated net revenue prior to our acquisition. The explanation above excludes Legacy Worldpay results from January 1, 2018 through January 15, 2018 for the three months ended March 31, 2018 and includes Legacy Worldpay results for the three months ended March 31, 2017.

Sales and Marketing

Sales and marketing expense increased 84% to 163.8 million for the three months ended March 31, 2018 from $88.8 million for the three months ended March 31, 2017. The prior year period excludes $77.8 million of Legacy Worldpay sales and marketing expense prior to our acquisition. The explanation above excludes Legacy Worldpay results from January 1, 2018 through January 15, 2018 for the three months ended March 31, 2018 and includes Legacy Worldpay results for the three months ended March 31, 2017.

Issuer Solutions

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenue	$82.1	$116.2	(34.1)	(29)%
Network fees and other costs	—	32.0	(32.0)	NM
Net Revenue(1)	82.1	84.2	(2.1)	(2)%
Sales and marketing	6.3	6.0	0.3	5%
Segment profit	$75.8	$78.2	$(2.4)	(3)%
(1) For the three months ended March 31, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of the Company’s adoption of ASC 606 on January 1, 2018.

Net Revenue

Net revenue in this segment decreased 2% to $82.1 million for the three months ended March 31, 2018 from $84.2 million for the three months ended March 31, 2017.

Sales and Marketing

     Sales and marketing expense increased 5% to $6.3 million for the three months ended March 31, 2018 from $6.0 million for the three months ended March 31, 2017.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under our TRA agreements, debt service and acquisitions. As of March 31, 2018, our principal sources of liquidity consisted of $459.4 million of cash and cash equivalents and $1.25 billion of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $8.3 billion as of March 31, 2018.

We have approximately $243 million of share repurchase authority remaining as of March 31, 2018 under a program authorized by the board of directors in October 2016 to repurchase up to an additional $250 million of our Class A common stock.

Purchases under the share repurchase programs are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase programs have no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted.

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

In addition to principal needs for liquidity discussed above, our strategy includes investing in and leveraging our business model and technology platforms, broadening and deepening our distribution channels, entry into new geographic markets and development of additional payment processing services. Our near-term priorities for capital allocation include debt reduction, investing in our operations to support organic growth, and share repurchases. Long-term priorities remain unchanged and include investing for growth through strategic acquisitions and returning excess capital to shareholders.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017 (in millions).

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$84.1	$134.4
Net cash provided by (used in) investing activities	1,406.1	(32.2)
Net cash provided by (used in) financing activities	75.9	(103.2)

Cash Flow from Operating Activities

Net cash provided by operating activities was $84.1 million for the three months ended March 31, 2018 as compared to $134.4 million for the three months ended March 31, 2017. The decrease reflects a decrease in earnings and net cash outflow due to changes in working capital.

Cash Flow from Investing Activities

Net cash provided by investing activities was $1,406.1 million for the three months ended March 31, 2018 as compared to $32.2 million of cash used in investing activities for the three months ended March 31, 2017. The change is the result of cash acquired relating to the acquisition of Legacy Worldpay.

Cash Flow from Financing Activities

Net cash provided by financing activities was $75.9 million for the three months ended March 31, 2018 as compared to net cash used of $103.2 million for three months ended March 31, 2017. Cash provided by financing activities during the three months ended March 31, 2018 consisted primarily of proceeds from issuance of additional debt, partially offset by the repayment of debt and capital leases, payments under tax receivable agreements and addendums, and distributions to non-controlling interests. Cash used in financing activities for the three months ended March 31, 2017 consisted primarily of the repayment of debt and capital leases, payments under the tax receivable agreements and addendums and distributions to non-controlling interests.

Credit Facilities

At March 31, 2018, we have $8.3 billion of term loans and bonds and there were no outstanding borrowings on our revolving credit facility. See additional discussion in Note 4 - Long-Term Debt in “Item 1 - Notes to Unaudited Consolidated Financial Statements.”

As a result of the Legacy Worldpay acquisition, the amendments to the Existing Loan Agreement, requires us to maintain a leverage ratio no greater than established thresholds (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
January 16, 2018 to September 30, 2018	6.50 to 1.00	4.00 to 1.00
December 31, 2018 to September 30, 2019	5.75 to 1.00	4.00 to 1.00
December 31, 2019 to September 30, 2020	5.00 to 1.00	4.00 to 1.00
December 31, 2020 and thereafter	4.25 to 1.00	4.00 to 1.00

As of March 31, 2018, we were in compliance with these covenants with a leverage ratio of 4.38 to 1.00 and an interest coverage ratio of 10.70 to 1.00

Interest Rate Swaps, Caps and Net Investment Hedges

As of March 31, 2018, we have a total of 2 outstanding interest rate swaps and 6 interest rate cap agreements that were designated as cash flow hedges of interest rate risk. Additionally, the Company has designated a portion of its Euro denominated debt and 100% of its GBP denominated debt as net investment hedges. See Note 5 - Derivatives and Hedging Activities in “Item 1 - Notes to Unaudited Consolidated Financial Statements” for more information about the interest rate swaps, caps and net investment hedges.

Tax Receivable Agreements

As of March 31, 2018, we are party to several TRAs in which we have agreed to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions.

As of March 31, 2018, the remaining call/put options under the Fifth Third TRA Addendum, if exercised require payments of $26.4 million, $27.2 million and $28.1 million, effectively due on June 30, 2018, September 30, 2018 and December 31, 2018, respectively.

As of March 31, 2018, the following are the remaining terms under the Mercury TRA Addendum. Beginning December 1st of each of 2017 and 2018, and ending June 30th of 2018 and 2019, respectively, we are granted call options (collectively, the "Call Options") pursuant to which certain of our additional obligations under the Mercury TRA would be terminated in consideration for cash payments of $38.0 million and $43.0 million, respectively.

    If Fifth Third had exchanged its remaining Class B units of Vantiv Holding all for shares of Class A common stock on March 31, 2018, we would have recorded an additional full and undiscounted TRA obligation of approximately $0.4 billion.
This estimate is subject to material change based on changes in Fifth Third’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price.

For more information on the TRAs, see Note 7 - Tax Receivable Agreements in the Notes to Consolidated Financial Statements of the Company’s 2017 Form 10-K filed on February 28, 2018.

Contractual Obligations

There have been no significant changes to contractual obligations and commitments compared to those disclosed in our Annual Report on Form 10-K as of December 31, 2017 filed with the SEC on February 28, 2018.

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

Except for the adoption of     Accounting Standards Update 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018 as discussed in Note 1- Basis of Presentation and Summary of Significant Accounting Policies, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2017. Our critical accounting policies and estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the SEC on February 28, 2018.

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

As of March 31, 2018 we had a total of 2 outstanding interest rate swaps covering an exposure period from January 2018 through January 2019 and have a combined notional balance of $500 million. In addition, we have 6 interest rate cap agreements with a combined $1.0 billion notional balance and a cap strike rate of 0.75% covering an exposure period from January 2017 to January 2020.

Based on the amount outstanding under our senior secured credit facilities at March 31, 2018, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps and caps effective at March 31, 2018, would cause an increase or decrease in interest expense of $50.1 million on an annual basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. As a result of the closing of the Legacy Worldpay acquisition in the first quarter of 2018, the scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Legacy Worldpay. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As a result of the closing of the Legacy Worldpay acquisition, the Company has incorporated internal controls over significant processes specific to the acquisition that the Company believes are appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, the Company will continue to review the internal controls and processes of Legacy Worldpay and may take further steps to integrate such controls and processes with those of the Company. Except as noted above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes none of these matters, either individually or in the aggregate, would have a material adverse effect on us, except as discussed in Note 7 - Commitments, Contingencies and Guarantees in Part I, “Item 1 - Notes to Unaudited Consolidated Financial Statements”. See the information under Legal Reserve in Note 7 - Commitments, Contingencies and Guarantees, which we incorporate herein by reference.

Item 1A. Risk Factors

     You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the
year ended December 31, 2017. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of Vantiv. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2018 to January 31, 2018	106	$80.59	—	$243.2
February 1, 2018 to February 28, 2018	145,406	$77.48	—	$243.2
March 1, 2018 to March 31, 2018	—	$—	—	$243.2

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

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

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

WORLDPAY, INC.

Dated:	May 10, 2018	By:	/s/ CHARLES D. DRUCKER
Name: Charles D. Drucker
Title: Executive Chairman and Co-Chief Executive Officer

Dated:	May 10, 2018	By:	/s/ PHILIP JANSEN
Name: Philip Jansen
Title: Co-Chief Executive Officer

Dated:	May 10, 2018	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	May 10, 2018	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer