Form 10-Q
period 2018-06-30
Worldpay, Inc.
filed 2018-08-09
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2018, there were 301,765,268 shares of the registrant’s Class A common stock outstanding and 10,252,826 shares of the registrant’s Class B common stock outstanding.

WORLDPAY, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2018

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Unaudited
(In millions, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$1,006.8	$998.7	$1,857.5	$1,926.9
Network fees and other costs(1)	—	468.7	—	926.8
Sales and marketing	283.4	168.3	549.4	323.3
Other operating costs	185.5	79.0	340.6	154.9
General and administrative	136.8	50.7	386.9	140.0
Depreciation and amortization	287.9	78.4	495.1	154.5
Income from operations	113.2	153.6	85.5	227.4
Interest expense—net	(79.9)	(29.7)	(155.1)	(58.9)
Non-operating expense	(22.0)	(3.4)	(30.6)	(7.5)
Income (loss) before applicable income taxes	11.3	120.5	(100.2)	161.0
Income tax expense (benefit)	12.8	33.6	(0.4)	38.8
Net (loss) income	(1.5)	86.9	(99.8)	122.2
Less: Net income attributable to non-controlling interests	(1.4)	(18.1)	(0.7)	(24.5)
Net (loss) income attributable to Worldpay, Inc.	$(2.9)	$68.8	$(100.5)	$97.7
Net (loss) income per share attributable to Worldpay, Inc. Class A common stock:
Basic	$(0.01)	$0.43	$(0.35)	$0.61
Diluted	$(0.01)	$0.42	$(0.35)	$0.60
Shares used in computing net (loss) income per share of Class A common stock:
Basic	296,204,304	161,266,692	284,868,484	161,072,513
Diluted	296,204,304	162,510,616	284,868,484	162,483,315

(1) See the Revenue Recognition section with Footnote 1 - Basis of Presentation and Summary of Significant Accounting Policies to the Notes to Unaudited Consolidated Financial Statements which addresses the change in presentation.

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(1.5)	$86.9	$(99.8)	$122.2
Other comprehensive (loss) income, net of tax:
(Loss) gain on hedging activities and foreign currency translation	(70.2)	0.1	(48.2)	4.9
Comprehensive (loss) income	(71.7)	87.0	(148.0)	127.1
Less: Comprehensive loss (income) attributable to non-controlling interests	1.4	(18.2)	1.0	(25.8)
Comprehensive (loss) income attributable to Worldpay, Inc.	$(70.3)	$68.8	$(147.0)	$101.3

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In millions, except share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$367.7	$126.5
Accounts receivable—net	1,577.6	986.6
Merchant float	1,873.2	—
Settlement assets	1,991.7	142.0
Prepaid expenses	81.0	33.5
Other	540.4	84.0
Total current assets	6,431.6	1,372.6
Customer incentives	69.2	68.4
Property, equipment and software—net	1,032.2	473.7
Intangible assets—net	3,505.9	678.5
Goodwill	14,820.1	4,173.0
Deferred taxes	793.0	739.5
Proceeds from senior unsecured notes	—	1,135.2
Other assets	69.8	26.1
Total assets	$26,721.8	$8,667.0
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$1,112.8	$631.9
Settlement obligations	4,561.6	816.2
Current portion of notes payable	226.6	107.9
Current portion of tax receivable agreement obligations	143.9	245.5
Deferred income	26.2	18.9
Current maturities of capital lease obligations	29.9	8.0
Other	613.0	6.0
Total current liabilities	6,714.0	1,834.4
Long-term liabilities:
Notes payable	7,860.9	5,586.4
Tax receivable agreement obligations	589.7	535.0
Capital lease obligations	26.8	4.5
Deferred taxes	546.4	65.6
Other	109.4	40.5
Total long-term liabilities	9,133.2	6,232.0
Total liabilities	15,847.2	8,066.4
Commitments and contingencies (See Note 7 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 301,765,268 shares outstanding at June 30, 2018; 162,595,981 shares outstanding at December 31, 2017	—	—
Class B common stock, no par value; 100,000,000 shares authorized; 10,252,826 shares issued and outstanding at June 30, 2018 and 15,252,826 shares issued and outstanding at December 31, 2017	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	10,224.4	55.4
Retained earnings	479.8	558.0
Accumulated other comprehensive (loss) income	(43.6)	2.9
Treasury stock, at cost; 3,825,367 shares at June 30, 2018 and 2,861,671 shares at December 31, 2017	(158.6)	(83.8)
Total Worldpay, Inc. equity	10,502.0	532.5
Non-controlling interests	372.6	68.1
Total equity	10,874.6	600.6
Total liabilities and equity	$26,721.8	$8,667.0

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net (loss) income	$(99.8)	$122.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	495.1	154.5
Amortization of customer incentives	12.6	13.0
Amortization and write-off of debt issuance costs	72.9	2.3
Realized gain on foreign currency forward	(35.9)	—
Share-based compensation expense	56.2	21.5
Deferred tax expense	27.3	40.5
Tax receivable agreements non-cash items	(6.4)	(9.2)
Other	1.2	1.2
Change in operating assets and liabilities:
Accounts receivable	(50.3)	65.6
Net settlement assets and obligations	105.7	40.8
Customer incentives	(14.8)	(13.6)
Prepaid and other assets	(18.6)	(34.0)
Accounts payable and accrued expenses	(159.6)	28.6
Other liabilities	(6.8)	(15.2)
Net cash provided by operating activities	378.8	418.2
Investing Activities:
Purchases of property and equipment	(103.1)	(58.9)
Acquisition of customer portfolios and related assets and other	(51.1)	(19.6)
Purchase of interest rate caps	(8.1)	—
Proceeds from foreign currency forward	71.5	—
Cash acquired (used) in acquisitions, net of cash used	1,405.8	(531.5)
Net cash provided by (used in) investing activities	1,315.0	(610.0)
Financing Activities:
Proceeds from issuance of long-term debt	2,951.8	—
Borrowings on revolving credit facility	2,598.0	3,051.0
Repayment of revolving credit facility	(2,823.0)	(2,693.0)
Repayment of debt and capital lease obligations	(2,590.3)	(70.2)
Payment of debt issuance costs	(91.1)	(1.1)
Proceeds from issuance of Class A common stock under employee stock plans	14.9	10.1
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(11.7)	(5.7)
Settlement of certain tax receivable agreements	(85.3)	(61.3)
Payments under tax receivable agreements	(55.3)	(46.5)
Distributions to non-controlling interests	(6.4)	(10.7)
Net cash (used in) provided by financing activities	(98.4)	172.6
Net increase (decrease) in cash and cash equivalents	1,595.4	(19.2)
Cash and cash equivalents—Beginning of period	1,272.2	139.1
Effect of exchange rate changes on cash	(139.2)	—
Cash and cash equivalents—End of period	$2,728.4	$119.9
Cash Payments:
Interest	$149.3	$56.6
Income taxes	6.2	21.0

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2018	$600.6	162.6	—	15.3	$—	2.9	$(83.8)	$55.4	$558.0	$2.9	$68.1
Cumulative effect of accounting change	22.3	—	—	—	—	—	—	—	22.3	—	—
Net loss	(99.8)	—	—	—	—	—	—	—	(100.5)	—	0.7
Issuance of Class A common stock for acquisition	10,364.8	133.6	—	—	—	0.8	(64.6)	10,429.4	—	—	—
Issuance of Class A common stock under employee stock plans, net of forfeitures	14.9	0.7	—	—	—	—	—	14.9	—	—	—
Issuance of Class A common stock under employee benefit trust	—	—				—	1.5	(1.5)
Repurchase of Class A common stock (to satisfy tax withheld obligation)	(11.7)	(0.1)	—	—	—	0.1	(11.7)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with Fifth Third Stock Sale	—	5.0	—	(5.0)	—	—	—	—	—	—	—
Settlement of certain tax receivable agreements	15.8	—	—	—	—	—	—	15.8	—	—	—
Issuance of tax receivable agreements	(33.9)	—	—	—	—	—	—	(33.9)	—	—	—
Unrealized loss on hedging activities and foreign currency translation, net of tax	(48.2)	—	—	—	—	—	—	—	—	(46.5)	(1.7)
Distribution to non-controlling interests	(6.4)	—	—	—	—	—	—	—	—	—	(6.4)
Share-based compensation	56.2	—	—	—	—	—	—	53.4	—	—	2.8
Reallocation of non-controlling interests of Worldpay Holding due to change in ownership	—	—	—	—	—	—	—	(309.1)	—	—	309.1
Ending Balance, June 30, 2018	$10,874.6	301.8	$—	10.3	$—	3.8	$(158.6)	$10,224.4	$479.8	$(43.6)	$372.6

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2017	$1,607.3	161.1	$—	35.0	$—	2.7	$(73.7)	$706.1	$689.5	$(6.2)	$291.6
Cumulative effect of accounting change	0.5	—	—	—	—	—	—	1.3	(0.8)	—	—
Net income	122.2	—	—	—	—	—	—	—	97.7	—	24.5
Issuance of Class A common stock under employee stock plans, net of forfeitures	10.1	1.5	—	—	—	—	—	10.1	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(5.7)	(0.1)	—	—	—	0.1	(5.7)	—	—	—	—
Settlement of certain tax receivable agreements	30.4	—	—	—	—	—	—	30.4	—	—	—
Unrealized gain on hedging activities, net of tax	4.9	—	—	—	—	—	—	—	—	3.6	1.3
Distribution to non-controlling interests	(10.7)	—	—	—	—	—	—	—	—	—	(10.7)
Share-based compensation	21.5	—	—	—	—	—	—	17.7	—	—	3.8
Ending Balance, June 30, 2017	$1,780.5	162.5	$—	35.0	$—	2.8	$(79.4)	$765.6	$786.4	$(2.6)	$310.5

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Worldpay, Inc., formerly Vantiv, Inc., a Delaware corporation, is a holding company that conducts its operations through its majority-owned subsidiary, Worldpay Holding, LLC (“Worldpay Holding”), formerly Vantiv Holding, LLC. Worldpay, Inc. and Worldpay Holding are referred to collectively as the “Company,” “Worldpay,” “we,” “us” or “our,” unless the context requires otherwise.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include those of Worldpay, Inc. and all subsidiaries thereof, including its majority-owned subsidiary, Worldpay Holding, LLC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

As of June 30, 2018, Worldpay, Inc. and Fifth Third Bank (“Fifth Third”) owned interests in Worldpay Holding of 96.71% and 3.29%, respectively (see Note 6 - Controlling and Non-Controlling Interests for changes in non-controlling interests).

The Company accounts for non-controlling interests in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation. Non-controlling interests primarily represent Fifth Third’s minority share of net income or loss of equity in Worldpay Holding. Net income attributable to non-controlling interests does not include expenses incurred directly by Worldpay, Inc., including income tax expense attributable to Worldpay, Inc. Non-controlling interests are presented as a component of equity in the accompanying Consolidated Statements of Financial Position.

Fifth Third Stock Sale

In June 2018, Fifth Third exchanged 5 million Class B units in Worldpay Holding for 5 million shares of the Company’s Class A common stock and subsequently sold those 5 million shares of Worldpay, Inc. Class A common stock pursuant to Rule 144 promulgated under the Securities Act of 1933 as amended. The Company did not receive any proceeds from the sale.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the June 2018 Fifth Third exchange of units of Worldpay Holding, the Company recorded an additional liability under the Fifth Third Tax Receivable Agreement (“TRA”) of $120.9 million and an additional deferred tax asset of $87.0 million associated with the increase in the tax basis. The Company recorded a corresponding reduction to paid-in-capital of $33.9 million for the difference in the TRA liability and the related deferred tax asset.

Share Repurchase Program

In October 2016, our board of directors authorized a program to repurchase up to $250 million of our Class A common stock. The Company has approximately $243 million of share repurchase authority remaining as of June 30, 2018 under this authorization.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Periods commencing January 1, 2018

Revenue is recognized when a customer obtains control of promised services or goods. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these services.

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

Performance Obligations

Since the majority of the Company’s revenue relates to payment processing services for its customers, the Company’s core performance obligation is to provide continuous access to the Company’s system to process as much as its customers require. The Company’s payment processing services consist of variable consideration under a stand-ready series of distinct days of service that are substantially the same with the same pattern of transfer to the customer.

The Company’s revenue from products and services is recognized at a point in time or over time depending on the products or services, with the majority of the revenue recognized at a point in time.

Beginning in 2018, the Company records certain fees paid to third parties, including network fees and other costs, as a reduction of revenue. These fees were previously recorded on a gross basis. This change in presentation has no impact to income from operations. Under ASC 606, revenue of $1,006.8 million and $1,857.5 million was reported for the three and six months ended June 30, 2018. Excluding the impact of the adoption of ASC 606, amounts recorded under ASC 605 would include $1,689.4 million and $682.6 million of revenue and network fees and other costs for the three months ended June 30, 2018, respectively, and $3,161.9 million and $1,304.4 million of revenue and network fees and other costs for the six months ended June 30, 2018, respectively. The adoption of ASC 606 did not have a material impact on any other line items of the Company’s Consolidated Statements of Income, Statements of Comprehensive Income, Statements of Financial Position, Statements of Equity and Statements of Cash Flows.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

	Three Months Ended June 30, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services
Processing services	$270.8	$413.8	$48.8	$733.4
Products and services	130.8	106.6	36.0	273.4
Total	$401.6	$520.4	$84.8	$1,006.8

	Three Months Ended June 30, 2017
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)
Processing services	$265.6	$524.4	$70.5	$860.5
Products and services	42.0	54.7	41.5	138.2
Total	$307.6	$579.1	$112.0	$998.7

(1)	Revenue for the three months ended June 30, 2017 presented in the table above is prior to the Company’s adoption of ASC 606, which presents network fees and other costs net within revenue.

	Six Months Ended June 30, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services
Processing services	$500.9	$753.8	$95.6	$1,350.3
Products and services	237.1	198.8	71.3	507.2
Total	$738.0	$952.6	$166.9	$1,857.5

	Six Months Ended June 30, 2017
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)
Processing services	$507.7	$1,012.4	$140.4	$1,660.5
Products and services	71.8	106.8	87.8	266.4
Total	$579.5	$1,119.2	$228.2	$1,926.9

(1)	Revenue for the six months ended June 30, 2017 presented in the table above is prior to the Company’s adoption of ASC 606, which presents network fees and other costs net within revenue.

Processing Services

Processing services revenue is primarily derived from processing credit and debit card transactions comprised of fees charged to businesses for payment processing services. The fees charged consist of either a percentage of the dollar volume of the transaction or a fixed fee, or both.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Products and Services

Products and services revenue is primarily derived from ancillary services such as treasury management and foreign exchange, regulatory compliance, chargebacks and fraud services.

Costs to Obtain and Fulfill a Contract

ASC 606 requires capitalizing costs of obtaining a contract when those costs are incremental and expected to be recovered. Since incremental commission fees paid to sales teams as a result of obtaining contracts are recoverable, the Company recorded a $28.8 million ($22.3 million net of deferred taxes) cumulative catch-up capitalized asset on January 1, 2018. As of June 30, 2018, the amount capitalized as contract costs is $34.3 million, which is included in other non-current assets.

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

The Company determined that straight-line amortization would best correspond to the transfer of services to customers since services are transferred equally over time and have limited predictable volatility. The amortization periods range from 3 to 10 years and are based on the expected life of a customer. In 2018, the amount of amortization was $2.6 million and $5.1 million for the three and six months ended June 30, 2018, respectively, which is included in sales and marketing expense. There was no impairment loss in relation to the costs capitalized.

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

The Company capitalizes conversion costs associated with enabling customers to receive its processing services. As of June 30, 2018 and December 31, 2017, the Company had $35.2 million and $21.1 million, respectively, of capitalized conversion costs included in Intangible assets - net in the Company’s Consolidated Statement of Financial Position. Amortization expense related to these costs for the three months ended June 30, 2018 and 2017 was $1.5 million and $0.7 million, respectively, and for the six months ended June 30, 2018 and 2017 was $2.4 million and $1.1 million, respectively. Amortization of these costs is recorded in depreciation and amortization expense in the Company’s Consolidated Statements of Income. These costs are amortized over the average life of the customer.

Contract Balances

Accounts Receivable-net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts; as such, collectibility is reasonably assured. Aside from debiting a client’s bank account, the Company collects a majority of its revenue via net settlement with the remaining portion collected via billing the customer. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was not material to the Company’s statements of financial position.

As of June 30, 2018 and December 31, 2017, accounts receivable, net of allowance for doubtful accounts on the Company’s Consolidated Statement of Financial Position was $1.6 billion and $1.0 billion, respectively.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Expenses

Set forth below is a brief description of the components of the Company’s expenses:

•
Network fees and other costs primarily consist of pass through expenses incurred by the Company in connection with providing processing services to the Company’s clients, including Visa and Mastercard network association fees and payment network fees and only relates to the three and six months ended June 30, 2017. Following the Company’s adoption of ASC 606 on January 1, 2018, network fees and other costs are presented net within revenue.

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

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product, legal and risk management, share-based compensation costs, equipment and occupancy costs and consulting costs. The six months ended June 30, 2018 includes a significant amount of transition, acquisition and integration costs related to the Legacy Worldpay acquisition. The six months ended June 30, 2017 includes a charge related to a settlement agreement stemming from legacy litigation of an acquired company.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
Non-operating expenses during the six months ended June 30, 2018 primarily consist of expenses relating to the Company’s financing arrangements entered into in connection with the Legacy Worldpay acquisition, repricing of the Company’s debt in June 2018 and the change in fair value of the Mercury TRA (see Note 8 - Fair Value Measurements), partially offset by a gain on the settlement of a deal contingent forward entered into in connection with the Company’s acquisition of Legacy Worldpay. Non-operating expenses for the six months ended June 30, 2017 primarily relate to the change in fair value of the Mercury TRA (see Note 8 - Fair Value Measurements).

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

For the six months ended June 30, 2018 and 2017 total share-based compensation expense was $56.2 million and $21.5 million, respectively.

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Worldpay, Inc. is a holding company that does not conduct any business operations of its own. As a result, Worldpay, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Worldpay Holding. The amounts available to Worldpay, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Worldpay Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of June 30, 2018.

Income Taxes

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of June 30, 2018, the Company has recorded valuation allowances against deferred tax assets of $12.9 million related to foreign subsidiaries. As of December 31, 2017, the Company recorded no valuation allowances against deferred tax assets.

The Company’s consolidated interim effective tax rate is based upon expected annual income from operations, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s effective tax rates were 0.4% and 24.1% respectively, for the six months ended June 30, 2018 and 2017. The 2018 effective tax rate reflects a $9.6 million charge to deferred taxes relating to changes in state tax laws. The effective rate for each period reflects the impact of the Company’s non-controlling interests not being taxed at the statutory U.S. corporate tax rates. The 2018 effective tax rate also reflects the impact of the Tax Cuts and Jobs Act (“Tax Reform”) and the impact related to the addition of international taxing jurisdictions as a result of the Legacy Worldpay acquisition.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 22, 2017, the President of the United States signed into law Tax Reform. Tax Reform amended the Internal Revenue Code to reduce tax rates and modify policies, credits and deductions as well as reduce the corporate federal tax rate from a maximum of 35% to a flat 21% rate with an effective date of January 1, 2018. As of December 31, 2017, the Company preliminarily revalued its net deferred tax asset based on Tax Reform. As of June 30, 2018, the Company has not adjusted this provisional amount and is continuing to gather additional information to complete its accounting for this item and expects to complete the accounting within the prescribed measurement period.

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

Following the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company includes restricted cash in the cash and cash equivalents balance of the consolidated statements of cash flows. The reconciliation between the consolidated statement of financial position and the consolidated statement of cash flows is as follows (in millions):

	June 30, 2018	December 31, 2017
Cash and cash equivalents on consolidated statement of financial position	$367.7	$126.5
Proceeds from senior unsecured notes - restricted for closing of Worldpay acquisition	—	1,135.2
Other restricted cash (other current assets)	487.5	10.5
Merchant float	1,873.2	—
Total cash and cash equivalents on consolidated statement of cash flows	$2,728.4	$1,272.2

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. Facilities, furniture and equipment and software are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment and 3 to 8 years for software. Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the improvement which is 3 to 10 years or the term of the lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of June 30, 2018 and December 31, 2017 was $441.1 million and $372.1 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2017 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of June 30, 2018.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of June 30, 2018, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

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

Derivatives

The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging. This guidance establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the statement of financial position at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in accumulated other comprehensive income (loss) (“AOCI”) and will be recognized in the statement of income when the hedged item affects earnings. Additionally, the effective portions of the Company’s net investment hedges, which act as economic hedges of the Company’s net investments in its foreign subsidiaries, are recorded in AOCI. The Company does not enter into derivative financial instruments for speculative purposes. See Note 5 - Derivatives and Hedging Activities for further discussion.

Foreign Currencies

The U.S. dollar is the Company’s reporting currency and functional currency of the Company’s U.S.-based businesses. The Company has operations with a local currency as their functional currency, the most significant being the British Pound. Foreign currency-denominated assets and liabilities are translated into U.S. dollars based on exchange rates prevailing at the end of the period, and revenues and expenses are translated at average exchange rates during each monthly period. The effects of foreign currency translation of assets and liabilities of those entities where the functional currency is not the U.S. dollar are included as a component of Other Comprehensive Income (Loss). Transaction gains and losses related to operating assets and liabilities denominated in a currency other than an entities functional currency are included in various line items in the Company’s Consolidated Statements of Income and were immaterial for the three and six months ended June 30, 2018. Non-operating transaction gains and losses derived from non-operating assets and liabilities denominated in a currency other than an entities functional currency are included in non-operating expense in the Company’s Consolidated Statements of Income.

Related Party Presentation

As a result of the Company closing the Legacy Worldpay acquisition on January 16, 2018, Fifth Third’s ownership percentage in Worldpay Holding decreased below 5% and Fifth Third no longer has board representation, therefore the Company no longer considers Fifth Third a related party. Related party revenue for the period of January 1, 2018 through January 15, 2018 was not material.

The Fifth Third related party activity within the Consolidated Statements of Income for the three and six months ended June 30, 2017 is as follows (in millions):

Consolidated Statements of Income Location	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenue	$17.2	$33.4

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Fifth Third related party positions within the Consolidated Statements of Financial Position for the period ending December 31, 2017 are as follows (in millions):

Consolidated Statement of Financial Position Location	December 31, 2017
Assets:
Accounts receivable—net	$0.7
Liabilities:
Accounts payable and accrued expenses	$9.0
Current portion of notes payable	5.4
Current portion of tax receivable agreement obligations	190.2
Notes payable	158.4
Tax receivable agreement obligations	489.8

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU amends the existing guidance by recognizing all leases, including operating leases, with a term longer than 12 months on the balance sheet as right of use assets and liabilities and disclosing key information about the lease arrangements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to elect the optional modified retrospective transition approach to apply the provisions of the new standard. This approach results in a cumulative-effect adjustment to opening retained earnings as of January 1, 2019, and will not require restatement of the prior period financials presented. Although the Company has not completed its evaluation of the potential impact of adopting this ASU, the Company expects to recognize a cumulative-effect adjustment for its operating leases at adoption.

The Company has formed a project team to evaluate the potential financial statement impact of adopting this standard by analyzing existing leases, which primarily consist of real-estate leases for office space and reviewing other contracts to determine which may qualify as a lease under the new standard. This team is evaluating, designing and implementing new processes and internal controls to meet the requirements to report and disclose financial information regarding the Company’s leases. In addition, the team is designing a process to perform the necessary calculations to derive the right of use asset and liabilities associated with each lease to support the requirements of the new standard. The Company expects these activities to continue throughout the remainder of the 2018 and anticipates adopting this ASU on January 1, 2019.

2. BUSINESS COMBINATIONS

Acquisition of Legacy Worldpay

On January 16, 2018, the Company completed the acquisition of Legacy Worldpay by acquiring 100% of the issued and outstanding shares (the “acquisition”). The approximately $11.9 billion purchase price consisted of Legacy Worldpay shareholders receiving a $1.5 billion cash payment and 133.6 million shares of the Company’s Class A common stock. The acquisition-date fair value of the 133.6 million shares of the Company’s Class A common stock issued was $10.4 billion and was determined based on the share price of $77.60 per share, the opening price of the Company’s Class A common stock on the New York Stock Exchange on January 16, 2018 since the acquisition closed before the market opened on January 16, 2018.

The acquisition creates a leading global payments technology company that is uniquely positioned to address clients’ needs with innovative and strategic capabilities.

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

The preliminary purchase price allocation is as follows (in millions):

Cash acquired	$576.3
Current assets (1)	4,139.2
Property, equipment and software	561.1
Intangible assets	3,280.1
Goodwill	10,635.1
Other non-current assets	75.6
Current liabilities (2)	(4,518.4)
Long-term debt (3)	(2,304.7)
Deferred tax liability	(528.1)
Non-current liabilities	(40.7)
Total purchase price	$11,875.5

(1)	Includes $1,947.6 million of merchant float and $511.1 million of other restricted cash.

(2)	Includes $118.6 million of dividend payable to reflect the special dividend granted to the shareholders of Legacy Worldpay.

(3)	Includes $1,649.9 million of debt which was paid off subsequent to the completion of acquisition.

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

Intangible assets primarily consist of customer relationship assets, software and a trade name with weighted average estimated useful lives of 8.5 years, 6.5 years and 10 years, respectively.

For the six months ended June 30, 2018, the Company incurred transaction expenses of approximately $120.9 million in conjunction with the acquisition of Legacy Worldpay. All transaction costs incurred for the six months ended June 30, 2018 are included in general and administrative expenses on the accompanying consolidated statement of income.

Under the terms of the Legacy Worldpay transaction agreement, the Company replaced equity awards held by certain employees of Legacy Worldpay. The fair value of the replacement awards was approximately $82.4 million. The portion of the fair value of the replacement awards related to the services provided prior to the acquisition of approximately $44.2 million was part of the consideration transferred to acquire Legacy Worldpay. The remaining portion of the fair value is associated with future service and will be recognized as expense over the future service period.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unaudited Pro Forma Results Giving Effect to the Legacy Worldpay Acquisition
The following unaudited pro forma combined financial information presents the Company’s results of operations for the three and six months ended June 30, 2018 and 2017, as if the acquisition had occurred on January 1, 2017 (in millions, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Actual)	(Pro forma)	(Pro forma)	(Pro forma)
Total revenue(1)	$1,006.8	$1,533.2	$1,921.3	$2,950.1
Net (loss) income attributable to Worldpay, Inc.	(2.9)	14.0	47.5	(167.9)
Net (loss) income per share attributable to Worldpay, Inc. Class A common stock:
Basic	$(0.01)	$0.05	$0.17	$(0.57)
Diluted	$(0.01)	$0.05	$0.17	$(0.57)
Shares used in computing net (loss) income per share of Class A common stock:
Basic	296,204,304	294,833,838	284,868,484	294,639,659
Diluted	296,204,304	296,077,762	286,984,860	294,639,659

(1)	Revenue for the three and six months ended June 30, 2017 presented in the table above is prior to the Company’s adoption of ASC 606, which presents network fees and other costs net within revenue.
The unaudited pro forma results include certain pro forma adjustments that were directly attributable to the acquisition as follows:
•additional amortization expense that would have been recognized relating to the acquired intangible assets; and

•	adjustment to interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of Legacy Worldpay debt.

•
a reduction in expenses for the three and six months ended June 30, 2018 and a corresponding increase in the three and six months ended June 30, 2017 for acquisition-related transaction costs and debt refinancing costs incurred by the Company.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The acquisition was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, of which approximately $7.8 million is deductible for tax purposes. Goodwill, assigned to Merchant Solutions, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset. The final purchase price allocation is as follows (in millions):

Cash acquired	$11.9
Current assets	6.5
Property, equipment and software	92.1
Intangible assets	47.8
Goodwill	433.8
Other assets	0.1
Current liabilities	(18.3)
Deferred tax liability	(22.0)
Non-current liabilities	(8.5)
Total purchase price	$543.4

Under the terms of the Paymetric transaction agreement, the Company replaced employee stock options held by certain employees of Paymetric. The number of replacement awards was based on options outstanding at the acquisition date. The fair value of the replacement awards was $8.0 million and was calculated on the acquisition date using the Black-Scholes option pricing model. The portion of the fair value of the replacement awards related to the services provided prior to the acquisition of $5.9 million was part of the consideration transferred to acquire Paymetric. The remaining portion of the fair value is associated with future service and will be recognized as expense over the future service period.

The pro forma results of the Company reflecting the acquisition of Paymetric were not material to the Company’s financial results and therefore have not been presented.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows (in millions):

Consolidated Total
Balance as of December 31, 2017	$4,173.0
Goodwill attributable to acquisition of Paymetric (1)	(0.2)
Goodwill attributable to acquisition of Legacy Worldpay (2)	10,647.3
Balance as of June 30, 2018	$14,820.1

(1)	Amount represents adjustments to goodwill associated with the acquisition of Paymetric as of the finalization of purchase accounting.

(2)
Amount of goodwill attributable to the acquisition, including its allocation to reportable segments, is preliminary and subject to change. Includes $12.2 million of foreign currency translation movement since the acquisition date.

As discussed in Note 11 - Segment Information, during the first quarter of 2018, the Company reorganized its reportable segments. In connection with this change, the Company is in the process of reallocating goodwill to the new reporting units using a relative fair value approach.

As of June 30, 2018 and December 31, 2017, the Company’s finite lived intangible assets consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Customer relationship intangible assets	$4,485.4	$1,712.7
Trade name	358.2	—
Customer portfolios and related assets	304.6	249.8
Patents	1.8	1.6
	5,150.0	1,964.1
Less accumulated amortization on:
Customer relationship intangible assets	1,469.1	1,156.4
Customer portfolios and related assets	157.1	129.2
Trade name	17.9	—
	1,644.1	1,285.6
Intangible assets, net	$3,505.9	$678.5

Customer portfolios and related assets acquired during the six months ended June 30, 2018 have weighted-average amortization periods of 4.6 years. Amortization expense on intangible assets for the three months ended June 30, 2018 and 2017 was $217.2 million and $56.1 million respectively. Amortization expense on intangible assets for the six months ended June 30, 2018 and 2017 was $367.0 million and $111.3 million respectively.

The estimated amortization expense of intangible assets for the remainder of 2018 and the next five years is as follows (in millions):

Six months ended December 31, 2018	$378.6
2019	684.8
2020	549.3
2021	448.2
2022	385.2
2023	334.8

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. LONG-TERM DEBT

As of June 30, 2018 and December 31, 2017, the Company’s long-term debt consisted of the following (in millions):

	June 30, 2018	December 31, 2017
Term A loan, maturing in January 2023(1)	$3,356.1	$2,166.7
Term A loan, maturing in October 2021(2)	—	179.2
Term A loan, maturing in January 2023 (3)	631.4	—
Term B loan, maturing in October 2023(4)	653.7	757.4
Term B loan, maturing in August 2024(5)	1,750.7	1,270.0
Senior Unsecured Dollar Notes, maturing in November 2025(6)	500.0	500.0
Senior Unsecured Sterling Notes, maturing in November 2025(7)	616.4	635.2
Senior Unsecured Euro Note, maturing in November 2022(8)	634.5	—
Leasehold mortgage, expiring on August 10, 2021(9)	10.1	10.1
Revolving credit facility, expiring in January 2023	—	225.0
Less: Current portion of notes payable	(226.6)	(107.9)
Less: Original issue discount	(7.3)	(3.0)
Less: Debt issuance costs	(58.1)	(46.3)
Notes payable	$7,860.9	$5,586.4

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 3.79% at June 30, 2018) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (June 2018 through March 2021), 1.875% per quarter during the next four quarters (June 2021 through March 2022) and 2.50% per quarter during the next three quarters (June 2022 through December 2022) with a balloon payment due at maturity.

(2)	Outstanding principal balance paid down using the proceeds from the GBP Term Loan A financing as part of the June 22, 2018 amendment to the Existing Loan Agreement. See below for more details.

(3)
£481 million principal outstanding, translated to U.S dollars at the spot rate of 1.3115 U.S. dollars per Pound Sterling at June 30, 2018. Interest at a variable base rate (GBP LIBOR) plus a spread rate (175 basis points) (total rate of 2.25% at June 30, 2018) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (June 2018 through March 2021), 1.875% per quarter during the next four quarters (June 2021 through March 2022) and 2.50% per quarter during the next three quarters (June 2022 through December 2022) with a balloon payment due at maturity.

(4)
Interest payable at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 3.79% at June 30, 2018) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(5)
Interest payable at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 3.79% at June 30, 2018) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(6)	$500 million principal senior unsecured notes with interest payable semi-annually at a fixed rate of 4.375% and principal due upon maturity.

(7)
£470 million principal senior unsecured notes with interest payable semi-annually at a fixed rate of 3.875% and principal due upon maturity. The spot rate of 1.3115 U.S. dollars per Pound Sterling at June 30, 2018 was used to translate the Note to U.S. dollars.

(8)
€500 million principal senior unsecured note with interest payable semi-annually at a fixed rate of 3.75% and principal due upon maturity. The spot rate of 1.1624 U.S. dollars per Euro at June 30, 2018 was used to translate the Note to U.S. dollars. Includes remaining unamortized fair value premium of $53.4 million at June 30, 2018.

(9)	Interest payable monthly at a fixed rate of 6.22%.

2018 Debt Activity

The closing of the Legacy Worldpay acquisition on January 16, 2018 resulted in the effectiveness of several debt amendments to the Company’s loan agreement entered into prior to the closing. The resulting incremental funding and availability was as follows:

•	$1,605 million of additional Term A loans maturing in January 2023

•	$535 million of additional Term B loans maturing in August 2024

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	$600 million of additional revolving credit commitments, resulting in total available revolving credit of $1,250 million

•	$594.5 million backstop (expired on June 15, 2018)

As a result of the closing of the Legacy Worldpay acquisition, the Company expensed approximately $56.6 million primarily consisting of the write-offs of unamortized deferred financing fees and original issue discount (“OID”) and fees related to previously committed unused backstop facilities associated with the component of the debt activity accounted for as a debt extinguishment and certain third party costs incurred in connection with the debt activity. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the six months ended June 30, 2018.

On June 22, 2018, the Company amended the Existing Loan Agreement by modifying certain terms of its Term A-5 Loans (January 2023 maturity date), the Term B-3 (October 2023 maturity date) and B-4 Loans (August 2024 maturity date) and Revolving Loans (January 2023 maturity date). The amendment reduced the Company’s interest rate spread on the Term B-3 and B-4 Loans and Revolving Loans by 25 basis points and changed the pricing for the Term A-5 Loans, the immediate effect of which was to lower the interest rate spread on the Term A-5 Loans by 25 basis points.

Although the Company’s total borrowings did not change as a result of the refinancing, the amendment established a new class of Term A-6 Loans of approximately £488 million as a mirror tranche to the Term A-5 Loans under the same terms and pricing. The proceeds of the Term A-6 Loans were used to refinance and replace the existing Term A-3 Loans and certain Term A-5 Loans. In addition, commitments under the Company’s Term A-5 Loans increased by $100 million and the proceeds were used to reduce the existing Term B-3 Loans and Term B-4 Loans, each by $50 million.

As a result of the repricing, the Company expensed approximately $11.4 million primarily consisting of the write-offs of unamortized deferred financing fees and OID, and certain third party costs incurred in connection with the repricing. Amounts expensed in connection with the repricing are recorded as a component of non-operating expenses in the accompanying consolidated statement of income for the three and six months ended June 30, 2018.

Additionally, as a result of new debt being issued in connection with the Company’s acquisition of Legacy Worldpay in January 2018, and the amendment to reprice the Existing Loan Agreement in June 2018, the Company capitalized approximately $23.7 million of deferred financing costs for the six months ended June 30, 2018.

Subsequent to June 30, 2018, the Company received the required consent from the Euro Note holders to relieve reporting requirements associated with those notes, which resulted in a payment of approximately $2.9 million.

2017 Debt Activity

On August 7, 2017, the Company funded the Fifth Third share purchase by amending the Second Amended Loan Agreement to permit Worldpay Holding to obtain approximately $1,270.0 million of additional seven-year term B loans. As a result of this borrowing, the Company capitalized approximately $23.1 million of deferred financing fees during the year ended December 31, 2017.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantees and Security
The Company’s debt obligations at June 30, 2018 are unconditional and, with the exception of the Euro Note, are guaranteed by Worldpay Holding and certain of Worldpay Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Third Amended and Restated Loan Agreement) by a lien on substantially all the tangible and intangible assets of the Company and the aforementioned subsidiaries, including substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Worldpay Holding and any obligors under the Third Amended and Restated Loan Agreement as well as any real property in excess of $25 million in the aggregate held by Worldpay Holding or any obligors (other than Worldpay Holding), subject to certain exceptions. The Euro Note is guaranteed by Worldpay Group Limited. Additionally, the Euro Note will also be guaranteed by Worldpay LLC as a result of the successful bond consent subsequent to June 30, 2018.

Covenants

There are certain financial and non-financial covenants contained in the Existing Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At June 30, 2018, the Company was in compliance with these financial covenants.

5. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of June 30, 2018 and December 31, 2017, the Company’s interest rate derivative instruments for this purpose consist of interest rate swaps and interest rate cap agreements. The interest rate swaps hedge the variable rate debt by effectively converting floating-rate payments to fixed-rate payments. The interest rate cap agreements cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract.

In May 2018, the Company entered into additional interest rate cap and swap agreements and the Company paid an upfront premium of approximately $8.1 million for the interest rate caps. As of June 30, 2018, the Company’s interest rate cap agreements had a fair value of $37.4 million, classified within other current and non-current assets on the Company’s consolidated statements of financial position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes.

Additionally, during 2017 the Company entered into a deal contingent foreign currency forward contract. The foreign currency forward served as an economic hedge of the pound sterling denominated portion of the purchase price relating to the Legacy Worldpay acquisition. The foreign currency forward was not designated as a hedge for accounting purposes and, as discussed below, was settled in connection with the closing of the Legacy Worldpay acquisition.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s interest rate contracts qualify for hedge accounting under ASC 815, Derivatives and Hedging. Therefore, the effective portion of changes in fair value were recorded in AOCI and will be reclassified into earnings in the same period during which the hedged transactions affect earnings.

Cash Flow Hedges of Interest Rate Risk

The following table presents the Company’s interest rate swaps and caps (in millions):

Derivative	Use of Derivative	Hedge Designation	Notional Value	Exposure Periods	Strike Rate
Interest rate swap	Manage fluctuations in interest rates	Cash flow hedge	$500	January 2018 to January 2019
Interest rate swap	Manage fluctuations in interest rates	Cash flow hedge	600	June 2018 to January 2021
Interest rate swap	Manage fluctuations in interest rates	Cash flow hedge	500	June 2019 to June 2021
Total			$1,600

Interest rate cap	Manage fluctuations in interest rates	Cash flow hedge	$1,000	January 2017 to January 2020	0.75%
Interest rate cap	Manage fluctuations in interest rates	Cash flow hedge	600	June 2018 to June 2021	2.25%
Total			$1,600

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying consolidated statements of financial position (in millions):

	Consolidated Statement of Financial Position Location	June 30, 2018	December 31, 2017
Interest rate contracts	Other current assets	$17.0	$9.7
Interest rate contracts	Other long-term assets	20.4	14.7
Interest rate contracts	Other current liabilities	1.2	4.2
Interest rate contracts	Other long-term liabilities	1.3	0.2

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying consolidated statements of income. As of June 30, 2018, the Company estimates that $6.7 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense during the next 12 months.

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in OCI (effective portion) (1)	$3.2	$(3.0)	$9.5	$(0.3)
Amount of gain (loss) reclassified from accumulated OCI into earnings (effective portion)	0.2	(3.1)	(0.4)	(7.3)
Amount of gain recognized in earnings (2)	—	—	0.1	—

(1)	“OCI” represents other comprehensive income.

(2)	For the three and six months ended June 30, 2018, amount represents hedge ineffectiveness.

Credit Risk Related Contingent Features

As of June 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.9 million.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of June 30, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2018, it could have been required to settle its obligations under the agreements at their termination value of $2.9 million.

Deal Contingent Forward

On August 9, 2017, the Company entered into a £1,150 million notional deal contingent forward to economically hedge a portion of the purchase price relating to the Legacy Worldpay acquisition. The deal contingent forward settled upon the closing of the Legacy Worldpay acquisition in January 2018 and the Company recognized a related realized gain of approximately $69.0 million, of which approximately $35.9 million of the gain relates to the six months ended June 30, 2018, which is recorded in non-operating expense.

Net Investment Hedges

To help protect the net investment in foreign operations from adverse changes in foreign currency exchange rates, the Company uses non-derivative financial instruments, such as its foreign currency-denominated debt, as economic hedges of its net investments in its Euro and GBP denominated subsidiaries (see Note 4 - Long-Term Debt for more discussion on the Company’s foreign currency-denominated debt). The Company designated a portion of its Euro denominated debt and 100% of its GBP denominated debt as net investment hedges.

The effective portions of the net investment hedges are recorded in other comprehensive income. During the three and six months ended June 30, 2018, the Company recognized in other comprehensive income pre-tax gain of $47.4 million and $39.9 million, respectively, relating to these net investment hedges. No ineffectiveness was recorded to earnings on the net investment hedges for three months and six months ended June 30, 2018.

6. CONTROLLING AND NON-CONTROLLING INTERESTS

The Company has various non-controlling interests that are accounted for in accordance with ASC 810, Consolidation (“ASC 810”). As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, Worldpay, Inc. owns a controlling interest in Worldpay Holding, and therefore consolidates the financial results of Worldpay Holding and its subsidiaries and records non-controlling interest for the economic interests in Worldpay Holding held by Fifth Third. The Exchange Agreement entered into prior to the Company’s initial public offering (“IPO”) provides for a 1 to 1 ratio between the units of Worldpay Holding and the common stock of Worldpay, Inc.

In May 2014, the Company entered into a joint venture with a bank partner which provides customers a comprehensive suite of payment solutions. Worldpay Holding owns 51% and the bank partner owns 49% of the joint venture. The joint venture is consolidated by the Company in accordance with ASC 810, with the associated non-controlling interest included in “Net income attributable to non-controlling interests” in the consolidated statements of income.

As of June 30, 2018, Worldpay, Inc.’s interest in Worldpay Holding was 96.71%. Changes in units and related ownership interest in Worldpay Holding are summarized as follows:

	Worldpay, Inc.	Fifth Third	Total
As of December 31, 2017	162,595,981	15,252,826	177,848,807
% of ownership	91.42%	8.58%
Shares issued for acquisition, net of shares acquired	133,567,146	—	133,567,146
Fifth Third exchange of Worldpay Holding units for shares of Class A common stock	5,000,000	(5,000,000)	—
Equity plan activity (1)	602,141	—	602,141
As of June 30, 2018	301,765,268	10,252,826	312,018,094
% of ownership	96.71%	3.29%

(1)
Includes stock issued under the equity plans less Class A common stock withheld to satisfy employee tax withholding obligations upon vesting or exercise of employee equity awards and forfeitures of restricted Class A common stock awards.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company issued 134.4 million shares of Class A common stock and acquired approximately 833,000 treasury shares held in a trust for reissuance, in connection with its acquisition of 100% of the issued and outstanding shares of Legacy Worldpay on January 16, 2018.

In June 2018, Fifth Third exchanged 5 million Class B units in Worldpay Holding for 5 million shares of the Company’s Class A common stock and subsequently sold those 5 million shares of Worldpay, Inc. Class A common stock pursuant to Rule 144 promulgated under the Securities Act of 1933 as amended. The Company did not receive any proceeds from the sale.

As a result of the changes in ownership interests in Worldpay Holding, periodic adjustments are made in order to reflect the portion of net assets of Worldpay Holding attributable to non-controlling unit holders based on changes in the proportionate ownership interests in Worldpay Holding during those periods.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(1.5)	$86.9	$(99.8)	$122.2
Items not allocable to non-controlling interests:
Worldpay, Inc. expenses (1)	19.5	11.9	50.1	10.8
Worldpay Holding net income (loss)	$18.0	$98.8	$(49.7)	$133.0

Net income (loss) attributable to non-controlling interests of Fifth Third (2)	$0.8	$17.5	$(0.2)	$23.5
Net income attributable to joint venture non-controlling interest (3)	0.6	0.6	0.9	1.0
Total net income attributable to non-controlling interests	$1.4	$18.1	$0.7	$24.5

(1)
Primarily represents income tax expense for the three months ended June 30, 2018 and acquisition related expenses for the six months ended June 30, 2018. Primarily represents income tax expense for the three months and six months ended June 30, 2017.

(2)
Net income attributable to non-controlling interests of Fifth Third reflects the allocation of Worldpay Holding’s net income based on the proportionate ownership interests in Worldpay Holding held by the non-controlling unit holders. The net income attributable to non-controlling unit holders reflects the changes in ownership interests summarized in the table above.

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

Under the terms of the Agreement, in exchange for a release from all claims relating to such legacy business practices from the beginning of the applicable settlement class period through the date of preliminary approval of the settlement, the Company incurred a charge of $38.0 million for the six months ended June 30, 2017 related to the settlement. Final claims data resulted in the Company recording an additional $3.5 million charge for the settlement in the fourth quarter of 2017.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018			December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$37.4	$—	$—	$24.4	$—
Deal contingent foreign currency forward	—	—	—	—	33.1	—
Liabilities:
Interest rate contracts	$—	$2.5	$—	$—	$4.4	$—
Mercury TRA	—	49.9	—	—	100.5	—

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

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 5 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

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

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. Through 2016, the discount rate was considered a significant unobservable input used in the fair value measurement of the Mercury TRA. However, due to the passage of time, the discount rate is no longer a significant input at June 30, 2018 and December 31, 2017. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes carrying amounts and estimated fair values for the Company’s financial instrument liabilities that are not reported at fair value in our consolidated statements of financial position as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Notes payable	$8,087.5	$8,081.9	$5,694.3	$5,772.1

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

9.  NET INCOME PER SHARE

Basic net income per share is calculated by dividing net (loss) income attributable to Worldpay, Inc. by the weighted-average shares of Class A common stock outstanding during the period.

Diluted net (loss) income per share is calculated assuming that Worldpay Holding is a wholly-owned subsidiary of Worldpay, Inc., therefore eliminating the impact of Fifth Third’s non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Worldpay Holding (“Class B units”), which are held by Fifth Third and represent the non-controlling interest in Worldpay Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net (loss) income per share is calculated assuming the conversion of the Class B units on an “if-converted” basis. Due to the Company’s structure as a C corporation and Worldpay Holding’s structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company’s income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock.

During the three months and six months ended June 30, 2018, approximately 15.0 million and 15.1 million, respectively, weighted average Class B units of Worldpay Holding were excluded in computing diluted net loss per share because including them would have an antidilutive effect. During the three months and six months ended June 30, 2017, approximately 35.0 million weighted-average dilutive Class B units of Worldpay Holding were excluded in computing diluted net income per share because including them would have an antidilutive effect. As the Class B units of Worldpay Holding were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share for the three months and six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and 2017, there were approximately 10.3 million and 35.0 million Class B units outstanding, respectively.

In addition to the Class B units discussed above, due to the net loss for the three and six months ended June 30, 2018, any potentially dilutive securities were excluded from the denominator in computing dilutive net income per share. Potentially dilutive securities during three and six months ended June 30, 2017 included restricted stock awards, restricted stock units, stock options, performance share awards and ESPP purchase rights.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net (loss) income per share of Class B common stock have not been presented.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic:
Net (loss) income attributable to Worldpay, Inc.	$(2.9)	$68.8	$(100.5)	$97.7
Shares used in computing basic net (loss) income per share:
Weighted-average Class A common shares	296,204,304	161,266,692	284,868,484	161,072,513
Basic net (loss) income per share	$(0.01)	$0.43	$(0.35)	$0.61
Diluted:
Consolidated (loss) income before applicable income taxes	$—	$—	$—	$—
Income tax expense excluding impact of non-controlling interest	—	—	—	—
Net (loss) income attributable to Worldpay, Inc.	$(2.9)	$68.8	$(100.5)	$97.7
Shares used in computing diluted net (loss) income per share:
Weighted-average Class A common shares	296,204,304	161,266,692	284,868,484	161,072,513
Weighted-average Class B units of Worldpay Holding	—	—	—	—
Stock options	—	648,155	—	690,031
Restricted stock awards, restricted stock units and employee stock purchase plan	—	546,878	—	673,659
Performance awards	—	48,891	—	47,112
Diluted weighted-average shares outstanding	296,204,304	162,510,616	284,868,484	162,483,315
Diluted net (loss) income per share	$(0.01)	$0.42	$(0.35)	$0.60

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) (“AOCI”) related to hedging and other activities for the three and six months ended June 30, 2018 and 2017 is presented below (in millions):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Worldpay, Inc.	AOCI Ending Balance
Three Months Ended June 30, 2018
Net change in fair value of cash flow hedge recorded in AOCI	$(9.4)	$3.2	$(0.7)	$2.5	$(0.1)	$2.4	$(7.0)
Net realized loss on cash flow hedge reclassified into earnings (a)	17.2	(0.2)	—	(0.2)	—	(0.2)	17.0
Translation adjustments on net investment hedge recorded in AOCI(b)	(5.1)	47.4	(11.1)	36.3	(2.3)	34.0	28.9
Foreign currency translation adjustments(c)	21.1	(108.8)	—	(108.8)	5.2	(103.6)	(82.5)
Net change	$23.8	$(58.4)	$(11.8)	$(70.2)	$2.8	$(67.4)	$(43.6)

Three Months Ended June 30, 2017
Net change in fair value recorded in accumulated OCI	$(16.4)	$(3.0)	$0.9	$(2.1)	$0.5	$(1.6)	$(18.0)
Net realized loss reclassified into earnings (a)	13.8	3.1	(0.9)	2.2	(0.6)	1.6	15.4
Net change	$(2.6)	$0.1	$—	$0.1	$(0.1)	$—	$(2.6)

Six Months Ended June 30, 2018
Net change in fair value of cash flow hedge recorded in AOCI	$(13.8)	$9.5	$(2.2)	$7.3	$(0.5)	$6.8	$(7.0)
Net realized loss on cash flow hedge reclassified into earnings (a)	16.7	0.4	(0.1)	0.3	—	0.3	17.0
Translation adjustments on net investment hedge recorded in AOCI(b)	—	39.9	(9.1)	30.8	(1.9)	28.9	28.9
Foreign currency translation adjustments(c)	—	(86.6)	—	(86.6)	4.1	(82.5)	(82.5)
Net change	$2.9	$(36.8)	$(11.4)	$(48.2)	$1.7	$(46.5)	$(43.6)

Six Months Ended June 30, 2017
Net change in fair value recorded in accumulated OCI	$(17.8)	$(0.3)	$0.1	$(0.2)	$—	$(0.2)	$(18.0)
Net realized loss reclassified into earnings (a)	11.6	7.3	(2.2)	5.1	(1.3)	3.8	15.4
Net change	$(6.2)	$7.0	$(2.1)	$4.9	$(1.3)	$3.6	$(2.6)

(a)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(1)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(1)
The three and six months ended June 30, 2018 and 2017 reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

(b)	See Note 5 - Derivatives and Hedging Activities for more information on net investment hedge activity.

(c)	There is no tax impact on the foreign translation adjustments due to the Tax Reform impact on distributions, enacted in 2017.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. SEGMENT INFORMATION

As a result of changes driven by the Company’s acquisition of Legacy Worldpay, the Company’s reportable segments have changed and the Company has recast the three and six months ended June 30, 2017 segment information to align with the new reportable segments. The new segments are Technology Solutions, Merchant Solutions and Issuer Solutions, which are organized based on the Company’s solution offerings. The reorganization consisted of separating the Company’s former Merchant segment into two separate segments, Technology Solutions and Merchant Solutions, with the Company’s Financial Institutions segment renamed Issuer Solutions. The Company’s Chairman of the Board and Co-Chief Executive Officer is the chief operating decision maker (“CODM”), who evaluates the performance and allocates resources based on the operating results of each segment. The Company’s reportable segments are the same as the Company’s operating segments and there is no aggregation of the Company’s operating segments. Below is a summary of each segment:

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

	Three Months Ended June 30, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$401.6	$520.4	$84.8	$1,006.8
Network fees and other costs(1)	—	—	—	—
Sales and marketing	98.1	179.0	6.3	283.4
Segment profit	$303.5	$341.4	$78.5	$723.4

(1)	For the three months ended June 30, 2018 network fees and other costs are netted within revenue as the result of the Company’s adoption of ASC 606 on January 1, 2018.

	Three Months Ended June 30, 2017
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$307.6	$579.1	$112.0	$998.7
Network fees and other costs	110.4	327.2	31.1	468.7
Sales and marketing	69.5	93.1	5.7	168.3
Segment profit	$127.7	$158.8	$75.2	$361.7

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended June 30, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$738.0	$952.6	$166.9	$1,857.5
Network fees and other costs(1)	—	—	—	—
Sales and marketing	194.0	342.8	12.6	549.4
Segment profit	$544.0	$609.8	$154.3	$1,308.1

(1)	For the six months ended June 30, 2018 network fees and other costs are netted within revenue as the result of the Company’s adoption of ASC 606 on January 1, 2018.

	Six Months Ended June 30, 2017
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$579.5	$1,119.2	$228.2	$1,926.9
Network fees and other costs	220.1	643.6	63.1	926.8
Sales and marketing	129.7	181.9	11.7	323.3
Segment profit	$229.7	$293.7	$153.4	$676.8

A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total segment profit	$723.4	$361.7	$1,308.1	$676.8
Less: Other operating costs	(185.5)	(79.0)	(340.6)	(154.9)
Less: General and administrative	(136.8)	(50.7)	(386.9)	(140.0)
Less: Depreciation and amortization	(287.9)	(78.4)	(495.1)	(154.5)
Less: Interest expense—net	(79.9)	(29.7)	(155.1)	(58.9)
Less: Non-operating expense	(22.0)	(3.4)	(30.6)	(7.5)
Income (loss) before applicable income taxes	$11.3	$120.5	$(100.2)	$161.0

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

Executive Overview

Revenue for the three months ended June 30, 2018 increased 1% to $1,006.8 million from $998.7 million in 2017. Revenue for the six months ended June 30, 2018 and 2017 decreased 4% to $1,857.5 million from $1,926.9 million. For the three and six months ended June 30, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of our adoption of Accounting Standard Update 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) on January 1, 2018. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in “Item 1 - Notes to Unaudited Consolidated Financial Statements” for more information about the adoption of ASC 606.

Income from operations for the three months ended June 30, 2018 decreased 26% to $113.2 million from $153.6 million in 2017. Income from operations for the six months ended June 30, 2018 decreased 62% to $85.5 million from $227.4 million in 2017. The decrease for the three months ended June 30, 2018 primarily relates to increased depreciation and amortization expense as a result of the acquired assets associated with our acquisition of Legacy Worldpay. The decrease for the six months ended June 30, 2018 primarily relates to increased depreciation and amortization expense as well as acquisition expenses, which are both associated with our acquisition of Legacy Worldpay.

Net income for the three months ended June 30, 2018 was a loss of $1.5 million as compared to income of $86.9 million in 2017. Net income attributable to Worldpay, Inc. for the three months ended June 30, 2018 was a loss of $2.9 million as compared to income of $68.8 million in 2017. Net income for the six months ended June 30, 2018 was a loss of $99.8 million as compared to income of $122.2 million in 2017. Net income attributable to Worldpay, Inc. for the six months ended June 30, 2018 was a loss of $100.5 million as compared to income of $97.7 million in 2017. See the “Results of Operations” section of this Management’s Discussion and Analysis for a discussion of our financial results.

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

On May 25, 2017, we completed the acquisition of Paymetric Holdings, Inc. (“Paymetric”) by acquiring 100% of the issued and outstanding shares. Paymetric automates business-to-business payment workflows within enterprise systems and tokenizes payments data within these systems in order to enable secure storage of customer information and history. This acquisition helps to further accelerate our growth.

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

We generate revenue primarily by providing payment processing as well as related products and services. The segment discussion above provides a description of our revenues by segment.

Network Fees and Other Costs

Network fees and other costs primarily consist of pass through expenses incurred by us in connection with providing processing services to our clients, including Visa and Mastercard network association fees and payment network fees.

Net Revenue

Net revenue is revenue, less network fees and other costs and reflects revenue generated from the services we provide to our clients. Management uses net revenue to assess our operating performance. We believe that net revenue, when reviewed together with revenue, is meaningful to our investors in order to understand our performance. For the three and six months ended June 30, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of our adoption of ASC 606 on January 1, 2018.

Expenses

Set forth below is a brief description of the components of our expenses:

•
Network fees and other costs primarily consist of pass through expenses incurred by us in connection with providing processing services to our clients, including Visa and Mastercard network association fees and payment network fees and only relates to the three and six months ended June 30, 2017. Following our adoption of ASC 606 on January 1, 2018, network fees and other costs are presented net within revenue.

•
Sales and marketing expense primarily consist of salaries and benefits paid to sales personnel, sales management and other sales and marketing personnel, amortization of capitalized commission fees, residual payments made to referral partners and advertising and promotional costs.

•
Other operating costs primarily consist of salaries and benefits paid to operational and IT personnel, costs associated with operating our technology platforms and data centers, information technology costs for processing transactions, product development costs, software fees and maintenance costs.

•
General and administrative expenses primarily consist of salaries and benefits paid to executive management and administrative employees, including finance, human resources, product, legal and risk management, share-based compensation costs, equipment and occupancy costs and consulting costs. The six months ended June 30, 2018 includes a significant amount of transition, acquisition and integration costs related to the Legacy Worldpay acquisition. The six months ended June 30, 2017 includes a charge related to a settlement agreement stemming from legacy litigation of an acquired company.

•	Depreciation and amortization expense consists of our depreciation expense related to investments in property, equipment and software as well as our amortization of intangible assets.

•	Interest expense—net consists primarily of interest on borrowings less interest income earned on our cash and cash equivalents.

•	Income tax expense represents foreign, federal, state and local taxes based on income.

•
Non-operating expenses during the six months ended June 30, 2018 primarily consist of expenses related to our financing arrangements entered into in connection with the Legacy Worldpay acquisition, repricing of our debt in June 2018 and the change in fair value of the Mercury tax receivable agreement (“TRA”), partially offset by a gain on the settlement of a deal contingent forward entered into in connection with our acquisition of Legacy Worldpay. Non-operating expenses during the six months ended June 30, 2017 primarily relate to the change in fair value of the Mercury TRA.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Worldpay Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Worldpay Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest related to a joint venture with a bank partner. See Note 6 - Controlling and Non-Controlling Interests in “Item 1 - Notes to Unaudited Consolidated Financial Statements” for more information.

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incur costs associated with the acquisitions and related integration activities, consisting primarily of consulting fees for advisory, conversion and integration services and related personnel costs. Also included in these expenses are costs related to employee termination benefits and other transition activities. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses. Included in transition, acquisition and integration costs in the six months ended June 30, 2017 is a $38.0 million charge related to a settlement agreement stemming from legacy litigation of an acquired company.

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

Non-operating Expense

Non-operating expenses during the six months ended June 30, 2018 primarily consist of expenses relating to the financing arrangements we entered into in connection with the Legacy Worldpay acquisition, repricing of our debt in June 2018 and the change in fair value of the Mercury TRA, partially offset by a gain on the settlement of a deal contingent forward entered into in connection with our acquisition of Legacy Worldpay.

Non-operating expenses for the six months ended June 30, 2017 primarily related to the change in fair value of the Mercury TRA.

Tax Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating the adjusted net income, income tax expense is adjusted accordingly to reflect an effective tax rate assuming conversion of Fifth Third’s non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate for the three and six months ended June 30, 2018 is approximately 19.8% and includes the impact of tax reform on U.S. federal taxes as well as the inclusion of international jurisdictions due to the acquisition of Legacy Worldpay. Also included in the adjusted effective tax rate for the three and six months ended June 30, 2018 and 2017 is the impact of the excess tax benefits relating to our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The adjusted effective tax rate is expected to remain at approximately 19.8% for the remainder of 2018. The adjusted effective tax rate was 34% for the three and six months ended June 30, 2017.

Other Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from certain tax attributes, primarily the amortization of tax intangible assets resulting from or acquired with our acquisitions, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of units of Worldpay Holding, net of payment obligations under TRAs established at the time of our initial public offering (“IPO”) and in connection with our acquisition of Mercury. The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

The following table provides a schedule of the tax adjustments discussed above which are reflected in the adjusted net income table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
TRA Tax Benefits (a)	$2.2	$0.9	$4.4	$1.7
Acquired Tax Benefits (b)	22.6	30.7	44.8	61.5
Adjusted Tax Benefits (c)	$24.8	$31.6	$49.2	$63.2

(a)	Represents the 15% benefit that we retain for the shared tax benefits related to the TRAs.

(b)	Represents the tax benefits wholly owned by us, acquired through acquisition or termination of TRAs in which we retain 100% of the benefit.

(c)	Represents the net cash tax benefit retained by us from the use of the tax attributes, as reflected in the Tax Adjustments.

The table below provides a reconciliation of GAAP income (loss) before applicable income taxes to the adjusted net income for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) before applicable income taxes	$11.3	$120.5	$(100.2)	$161.0
Non-GAAP Adjustments:
Transition, acquisition and integration costs	52.8	13.3	230.2	62.8
Share-based compensation	39.0	10.9	56.2	21.5
Intangible amortization	252.7	54.3	425.5	106.2
Non-operating expenses	22.0	3.4	30.6	7.5
Non-GAAP adjusted income before applicable taxes	377.8	202.4	642.3	359.0
Less: Adjustments
Adjusted tax expense	50.3	37.2	77.8	58.9
JV non-controlling interest	0.4	0.5	0.7	0.7
Adjusted Net Income	$327.1	$164.7	$563.8	$299.4

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of revenue for the periods presented (in millions):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$1,006.8	$998.7	$8.1	1%
Network fees and other costs	—	468.7	(468.7)	NM
Net Revenue(1)	1,006.8	530.0	476.8	90%
Sales and marketing	283.4	168.3	115.1	68%
Other operating costs	185.5	79.0	106.5	135%
General and administrative	136.8	50.7	86.1	170%
Depreciation and amortization	287.9	78.4	209.5	267%
Income from operations	$113.2	$153.6	$(40.4)	(26)%

(1)
For the three months ended June 30, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of our adoption of ASC 606 on January 1, 2018.

As a Percentage of Net Revenue	Three Months Ended June 30,
	2018	2017
Net Revenue	100.0%	100.0%
Sales and marketing	28.2%	31.7%
Other operating costs	18.4%	14.9%
General and administrative	13.6%	9.6%
Depreciation and amortization	28.6%	14.8%
Income from operations	11.2%	29.0%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$1,857.5	$1,926.9	$(69.4)	(4)%
Network fees and other costs	—	926.8	(926.8)	NM
Net Revenue(1)	1,857.5	1,000.1	857.4	86%
Sales and marketing	549.4	323.3	226.1	70%
Other operating costs	340.6	154.9	185.7	120%
General and administrative	386.9	140.0	246.9	176%
Depreciation and amortization	495.1	154.5	340.6	220%
Income from operations	$85.5	$227.4	$(141.9)	(62)%

(1)
For the six months ended June 30, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of our adoption of ASC 606 on January 1, 2018.

As a Percentage of Net Revenue	Six Months Ended June 30,
	2018	2017
Net Revenue	100.0%	100.0%
Sales and marketing	29.6%	32.3%
Other operating costs	18.3%	15.5%
General and administrative	20.8%	14.0%
Depreciation and amortization	26.7%	15.4%
Income from operations	4.6%	22.8%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 and Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The Net Revenue, Sales and Marketing, Other Operating Costs and General and Administrative disclosures below exclude Legacy Worldpay results prior to the January 16, 2018 acquisition date for the six months ended June 30, 2018 as well as Legacy Worldpay results for the three and six months ended June 30, 2017.

Net Revenue

Net revenue increased 90% to $1,006.8 million for the three months ended June 30, 2018 from $530.0 million for the three months ended June 30, 2017. The prior year period excludes $378.6 million of Legacy Worldpay generated net revenue prior to our acquisition. Additionally, strong growth in our Technology Solutions segment contributed to the increase.

Net revenue increased 86% to $1,857.5 million for the six months ended June 30, 2018 from $1,000.1 million for the six months ended June 30, 2017. The prior year period excludes $723.3 million of Legacy Worldpay generated net revenue prior to our acquisition. Additionally, continued strong growth in our Technology Solutions segment also contributed to the increase.

Sales and Marketing

Sales and marketing expense increased 68% to $283.4 million for the three months ended June 30, 2018 from $168.3 million for the three months ended June 30, 2017. The prior year period excludes $95.7 million of Legacy Worldpay generated sales and marketing expenses incurred prior to our acquisition. Additionally, higher residual payments to referral partners as a result of increased revenue in both our Technology Solutions and Merchant Solutions segments contributed to the increase.

Sales and marketing expense increased 70% to $549.4 million for the six months ended June 30, 2018 from $323.3 million for the six months ended June 30, 2017. The prior year period excludes $192.1 million of Legacy Worldpay sales and marketing expense prior to our acquisition. Additionally, higher residual payments to referral partners as a result of increased revenue in both our Technology Solutions and Merchant Solutions segments also contributed to the increase.

Other Operating Costs

Other operating costs increased 135% to $185.5 million for the three months ended June 30, 2018 from $79.0 million for the three months ended June 30, 2017. When excluding transition, acquisition and integration costs, other operating costs increased to $158.5 million for the three months ended June 30, 2018 from $73.9 million for the three months ended June 30, 2017. The prior year period excludes $70.4 million of Legacy Worldpay other operating costs when excluding transition, acquisition and integration costs prior to our acquisition.

Other operating costs increased 120% to $340.6 million for the six months ended June 30, 2018 from $154.9 million for the six months ended June 30, 2017. When excluding transition, acquisition and integration costs, other operating costs increased to $303.4 million for the six months ended June 30, 2018 from $146.6 million for the six months ended June 30, 2017. The prior year period excludes $131.6 million of Legacy Worldpay other operating costs when excluding transition, acquisition and integration costs prior to our acquisition.

General and Administrative

General and administrative expenses increased 170% to $136.8 million for the three months ended June 30, 2018 from $50.7 million for the three months ended June 30, 2017. When excluding transition, acquisition and integration costs, general and administrative costs increased to $72.1 million for the three months ended June 30, 2018 from $31.6 million for the three months ended June 30, 2017. The prior year period excludes $38.5 million of Legacy Worldpay other operating costs when excluding transition, acquisition and integration costs prior to our acquisition.

General and administrative expenses increased 176% to $386.9 million for the six months ended June 30, 2018 from $140.0 million for the six months ended June 30, 2017. When excluding transition, acquisition and integration costs, general and administrative costs increased to $137.7 million for the six months ended June 30, 2018 from $64.0 million for the six months ended June 30, 2017. The prior period excludes $85.7 million of Legacy Worldpay general and administrative expenses when excluding transition, acquisition and integration costs prior to our acquisition.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased to $70.7 million for the three months ended June 30, 2018 from $22.3 million for the three months ended June 30, 2017. The increase is primarily attributable to our recent acquisitions.

Depreciation expense associated with our property, equipment and software increased to $128.1 million for the six months ended June 30, 2018 from $43.2 million for the six months ended June 30, 2017. The increase is primarily attributable to our recent acquisitions.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $217.2 million for the three months ended June 30, 2018 from $56.1 million for the three months ended June 30, 2017. The increase is primarily attributable to an increase in amortization of customer relationship intangible assets as a result of recent acquisitions.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $367.0 million for the six months ended June 30, 2018 from $111.3 million for the six months ended June 30, 2017. The increase is primarily attributable to an increase in amortization of customer relationship intangible assets as a result of recent acquisitions.

Income from Operations

Income from operations decreased to $113.2 million for the three months ended June 30, 2018 from $153.6 million for the three months ended June 30, 2017.

Income from operations decreased to $85.5 million for the six months ended June 30, 2018 from $227.4 million for the six months ended June 30, 2017.

Interest Expense—Net

Interest expense—net increased to $79.9 million for the three months ended June 30, 2018 from $29.7 million for the three months ended June 30, 2017. The increase in interest expense—net is primarily attributable to debt issued to fund the acquisition of Legacy Worldpay.

Interest expense—net increased to $155.1 million for the six months ended June 30, 2018 from $58.9 million for the six months ended June 30, 2017. The increase in interest expense—net is primarily attributable to debt issued to fund the acquisition of Legacy Worldpay.

Non-Operating Expense

Non-operating expense was $30.6 million for the six months ended June 30, 2018, primarily consisting of expenses relating to our financing arrangements entered into in connection with the Legacy Worldpay acquisition, repricing of our debt in June 2018 and the change in fair value of the Mercury TRA, partially offset by a gain on the settlement of a deal contingent forward entered into in connection with our acquisition of Legacy Worldpay. Non-operating expense was $7.5 million for the six months ended June 30, 2017, primarily related to the change in fair value of the Mercury TRA.

Income Tax Expense (Benefit)

Income tax expense for the three months ended June 30, 2018 was $12.8 million compared to $33.6 million for the three months ended June 30, 2017, reflecting effective rates of 113.3% and 27.9%, respectively. Income tax benefit for the six months ended June 30, 2018 was $0.4 million compared to expense of $38.8 million for the six months ended June 30, 2017, reflecting effective rates of 0.4% and 24.1%, respectively. Our effective tax rates for the three and six months ended June 30, 2018 reflect a $9.6 million charge to deferred taxes relating to changes in state tax laws. Our effective tax rate reflects the impact of our non-controlling interests not being taxed at the statutory U.S. corporate tax rates. The 2018 effective tax rates also reflect the impact of tax reform and the impact related to the addition of international taxing jurisdictions as a result of the Legacy Worldpay acquisition. The effective tax rate for the three and six months ended June 30, 2018 and 2017, includes a credit to income tax expense as a result of our adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.

Segment Results

The following tables provide a summary of the components of segment profit for our three segments for the three and six months ended June 30, 2018 and 2017 (in millions):

The disclosures below exclude Legacy Worldpay results prior to the January 16, 2018 acquisition date for the six months ended June 30, 2018 as well as Legacy Worldpay results for the three and six months ended June 30, 2017.

Technology Solutions

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$401.6	$307.6	$94.0	31%
Network fees and other costs	—	110.4	(110.4)	NM
Net Revenue(1)	401.6	197.2	204.4	104%
Sales and marketing	98.1	69.5	28.6	41%
Segment profit	$303.5	$127.7	$175.8	138%

(1)
For the three months ended June 30, 2018, net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as a result of our adoption of ASC 606 on January 1, 2018.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$738.0	$579.5	$158.5	27%
Network fees and other costs	—	220.1	(220.1)	NM
Net Revenue(1)	738.0	359.4	378.6	105%
Sales and marketing	194.0	129.7	64.3	50%
Segment profit	$544.0	$229.7	$314.3	137%

(1)
For the six months ended June 30, 2018, net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as a result of our adoption of ASC 606 on January 1, 2018.

Net Revenue

Net revenue in this segment increased 104% to $401.6 million for the three months ended June 30, 2018 from $197.2 million for the three months ended June 30, 2017. The prior year period excludes $134.5 million of Legacy Worldpay generated net revenue prior to our acquisition.

Net revenue in this segment increased 105% to $738.0 million for the six months ended June 30, 2018 from $359.4 million for the six months ended June 30, 2017. The prior year period excludes $255.5 million of Legacy Worldpay generated net revenue prior to our acquisition.

Sales and Marketing

 Sales and marketing expense increased 41% to $98.1 million for the three months ended June 30, 2018 from $69.5 million for the three months ended June 30, 2017. The prior year period excludes $22.6 million of Legacy Worldpay sales and marketing expense prior to our acquisition. Additionally, higher residual payments to referral partners as a result of increased revenue also contributed to the increase.

Sales and marketing expense increased 50% to $194.0 million for the six months ended June 30, 2018 from $129.7 million for the six months ended June 30, 2017. The prior year period excludes $40.2 million of Legacy Worldpay sales and marketing expense prior to our acquisition. Additionally, higher residual payments to referral partners as a result of increased revenue also contributed to the increase.

Merchant Solutions

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$520.4	$579.1	$(58.7)	(10)%
Network fees and other costs	—	327.2	(327.2)	NM
Net Revenue(1)	520.4	251.9	268.5	107%
Sales and marketing	179.0	93.1	85.9	92%
Segment profit	$341.4	$158.8	$182.6	115%

(1)
For the three months ended June 30, 2018, net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as a result of our adoption of ASC 606 on January 1, 2018.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$952.6	$1,119.2	$(166.6)	(15)%
Network fees and other costs	—	643.6	(643.6)	NM
Net Revenue(1)	952.6	475.6	477.0	100%
Sales and marketing	342.8	181.9	160.9	88%
Segment profit	$609.8	$293.7	$316.1	108%

(1)
For the six months ended June 30, 2018, net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as a result of our adoption of ASC 606 on January 1, 2018.

Net Revenue

Net revenue in this segment increased 107% to $520.4 million for the three months ended June 30, 2018 from $251.9 million for the three months ended June 30, 2017. The prior period excludes $242.2 million of Legacy Worldpay generated net revenue prior to our acquisition.

Net revenue in this segment increased 100% to $952.6 million for the six months ended June 30, 2018 from $475.6 million for the six months ended June 30, 2017. The prior period excludes $464.0 million of Legacy Worldpay generated net revenue prior to our acquisition.

Sales and Marketing

Sales and marketing expense increased 92% to $179.0 million for the three months ended June 30, 2018 from $93.1 million for the three months ended June 30, 2017. The prior year period excludes $73.0 million of Legacy Worldpay sales and marketing expense prior to our acquisition. Additionally, higher residual payments to referral partners as a result of increased revenue also contributed to the increase.

Sales and marketing expense increased 88% to $342.8 million for the six months ended June 30, 2018 from $181.9 million for the six months ended June 30, 2017. The prior year period excludes $150.8 million of Legacy Worldpay sales and marketing expense prior to our acquisition. Additionally, higher residual payments to referral partners as a result of increased revenue also contributed to the increase.

Issuer Solutions

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$84.8	$112.0	$(27.2)	(24)%
Network fees and other costs	—	31.1	(31.1)	NM
Net Revenue(1)	84.8	80.9	3.9	5%
Sales and marketing	6.3	5.7	0.6	11%
Segment profit	$78.5	$75.2	$3.3	4%

(1)
For the three months ended June 30, 2018, net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as a result of our adoption of ASC 606 on January 1, 2018.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Revenue	$166.9	$228.2	$(61.3)	(27)%
Network fees and other costs	—	63.1	(63.1)	NM
Net Revenue(1)	166.9	165.1	1.8	1%
Sales and marketing	12.6	11.7	0.9	8%
Segment profit	$154.3	$153.4	$0.9	1%

(1)
For the six months ended June 30, 2018, net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as a result of our adoption of ASC 606 on January 1, 2018.

Net Revenue

Net revenue in this segment increased 5% to $84.8 million for the three months ended June 30, 2018 from $80.9 million for the three months ended June 30, 2017.

Net revenue in this segment increased 1% to $166.9 million for the six months ended June 30, 2018 from $165.1 million for the six months ended June 30, 2017.

Sales and Marketing

 Sales and marketing expense increased 11% to $6.3 million for the three months ended June 30, 2018 from $5.7 million for the three months ended June 30, 2017.

 Sales and marketing expense increased 8% to $12.6 million for the six months ended June 30, 2018 from $11.7 million for the six months ended June 30, 2017.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under our TRA agreements, debt service and acquisitions. As of June 30, 2018, our principal sources of liquidity consisted of $367.7 million of cash and cash equivalents and $1.25 billion of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $8.1 billion as of June 30, 2018.

We have approximately $243 million of share repurchase authority remaining as of June 30, 2018 under a program authorized by the board of directors in October 2016 to repurchase up to an additional $250 million of our Class A common stock.

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

In connection with our IPO, we entered into the Exchange Agreement with Fifth Third, under which Fifth Third has the right, from time to time, to exchange their units in Worldpay Holding for shares of our Class A common stock or, at our option, cash. If we choose to satisfy the exchange in cash, we anticipate that we will fund such exchange through cash from operations, funds available under the revolving portion of our senior secured credit facilities, equity financings or a combination thereof.

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Worldpay, Inc. is a holding company that does not conduct any business operations of its own. As a result, Worldpay, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Worldpay Holding. The amounts available to Worldpay, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017 (in millions).

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$378.8	$418.2
Net cash provided by (used in) investing activities	1,315.0	(610.0)
Net cash (used in) provided by financing activities	(98.4)	172.6

Cash Flow from Operating Activities

Net cash provided by operating activities was $378.8 million for the six months ended June 30, 2018 as compared to $418.2 million for the six months ended June 30, 2017. The decrease reflects a decrease in earnings and net cash outflow due to changes in working capital, offset by an adjustment to add back increased depreciation and amortization expense.

Cash Flow from Investing Activities

Net cash provided by investing activities was $1,315.0 million for the six months ended June 30, 2018 as compared to $610.0 million of cash used in investing activities for the six months ended June 30, 2017. The change is the result of cash acquired relating to the acquisition of Legacy Worldpay.

Cash Flow from Financing Activities

Net cash used in financing activities was $98.4 million for the six months ended June 30, 2018 as compared to net cash provided by financing activities of $172.6 million for the six months ended June 30, 2017. Cash used in financing activities during the six months ended June 30, 2018 consisted primarily of the repayment of debt and capital leases, settlement and payments relating to tax receivable agreements and payment of debt issuance costs, offset by incremental borrowings. Cash provided by financing activities for the six months ended June 30, 2017 consisted primarily of borrowings under our revolving credit facility offset by the repayment of debt and capital leases, payments under the tax receivable agreements and addendums and distributions to non-controlling interests.

Credit Facilities

At June 30, 2018, we have $8.1 billion of term loans and bonds and there were no outstanding borrowings on our revolving credit facility. See additional discussion in Note 4 - Long-Term Debt in “Item 1 - Notes to Unaudited Consolidated Financial Statements.”

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

As of June 30, 2018, we were in compliance with these covenants with a leverage ratio of 4.24 to 1.00 and an interest coverage ratio of 8.37 to 1.00.

Interest Rate Swaps, Caps and Net Investment Hedges

As of June 30, 2018, we have interest rate swap and interest rate cap agreements that were designated as cash flow hedges of interest rate risk. The currently effective interest rate swaps and caps hedge $2.7 billion of our approximately $6.4 billion of variable rate debt outstanding as of June 30, 2018. The Company also has designated a portion of its Euro denominated debt and 100% of its GBP denominated debt as net investment hedges. See Note 5 - Derivatives and Hedging Activities in “Item 1 - Notes to Unaudited Consolidated Financial Statements” for more information about the interest rate swaps, caps and net investment hedges.

Tax Receivable Agreements

As of June 30, 2018, we are party to several TRAs in which we have agreed to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions.

As of June 30, 2018, the remaining call/put options under the Fifth Third TRA Addendum, if exercised require payments of $27.2 million and $28.1 million, effectively due on, September 30, 2018 and December 31, 2018, respectively.

As of June 30, 2018, the remaining terms under the Mercury TRA Addendum are beginning December 1st of 2018 and ending June 30th of 2019, we are granted call options (collectively, the "Call Options") pursuant to which certain of our additional obligations under the Mercury TRA would be terminated in consideration for a cash payment of $43.0 million.

In connection with the Fifth Third stock sale in June 2018 as discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies and Note 6 - Controlling and Non-Controlling Interests, in “Item 1 - Notes to Unaudited Consolidated Financial Statements”, Fifth Third exchanged Class B units of Worldpay Holding for shares of Worldpay, Inc. Class A common stock.

As a result of the June 2018 Fifth Third exchange of units of Worldpay Holding, we recorded an additional liability under the Fifth Third TRA of $120.9 million and an additional deferred tax asset of $87.0 million associated with the increase in the tax basis. We recorded a corresponding reduction to paid-in-capital of $33.9 million for the difference in the TRA liability and the related deferred tax asset.

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

As discussed in Note 5 - Derivatives and Hedging Activities in “Item 1 - Notes to Unaudited Consolidated Financial Statements,” we currently have outstanding interest rate swaps and caps which hedge a portion of our outstanding debt.

Based on the amount outstanding under our senior secured credit facilities at June 30, 2018, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps and caps effective at June 30, 2018, would cause an increase or decrease in interest expense of $36.9 million on an annual basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. As a result of the closing of the Legacy Worldpay acquisition in the first quarter of 2018, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of Legacy Worldpay. This exclusion is in accordance with the SEC Staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Co-Chief Executive Officers and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As a result of the closing of the Legacy Worldpay acquisition, we have incorporated internal controls over significant processes specific to the acquisition that we believe are appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, we will continue to review the internal controls and processes of Legacy Worldpay and may take further steps to integrate such controls and processes with those of the Company. Except as noted above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

 You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of Worldpay. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1, 2018 to April 30, 2018	5,055	$80.34	—	$243.2
May 1, 2018 to May 31, 2018	—	$—	—	$243.2
June 1, 2018 to June 30, 2018	—	$—	—	$243.2

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

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

None

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

WORLDPAY, INC.

Dated:	August 9, 2018	By:	/s/ CHARLES D. DRUCKER
Name: Charles D. Drucker
Title: Executive Chairman and Co-Chief Executive Officer

Dated:	August 9, 2018	By:	/s/ PHILIP JANSEN
Name: Philip Jansen
Title: Co-Chief Executive Officer

Dated:	August 9, 2018	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	August 9, 2018	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer