Form 10-K
period 2018-12-31
Worldpay, Inc.
filed 2019-02-26
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $24.6 billion.
As of December 31, 2018, there were 300,454,590 shares of the registrant’s Class A common stock outstanding and 10,252,826 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

WORLDPAY, INC.
FORM 10-K

For the Fiscal Year Ended December 31, 2018

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

PART I

Item 1. Business

Worldpay, Inc., formerly Vantiv, Inc., a Delaware corporation, is a holding company that conducts its operations through its majority-owned subsidiary, Worldpay Holding, LLC (“Worldpay Holding”). On January 16, 2018, we completed the previously announced acquisition of all of the outstanding shares of Worldpay Group Limited, formerly Worldpay Group plc, a public limited company and changed our name to Worldpay, Inc. Worldpay, Inc., Worldpay Holding and their subsidiaries are referred to collectively as the “Company,” “Worldpay,” “we,” “us” or “our,” unless the context requires otherwise.

Business and Client Description

Worldpay, Inc. is a leading payments technology company. We process over 40 billion transactions annually, supporting more than 300 payment types across 146 countries and 126 currencies. According to the Nilson Report, we are the largest merchant acquirer globally by number of transactions, and the largest PIN debit acquirer by number of transactions in the United States.

We are a payments innovator, differentiated by our global reach, innovative technology and tailored solutions. Our leading competitive position and differentiated solutions have enabled us to achieve unique advantages in fast-growing and strategically-important segments of the payments market, including capabilities in global eCommerce, a first-mover advantage in U.S. Integrated Payments, and Enterprise payments and data security solutions in business-to-business (B2B) payments.

Our solutions bring together advanced payments technologies at each stage of the transaction life cycle. We enable acceptance by integrating software and delivering omni-channel solutions that allow merchants to transact online, via mobile and in-store. Our innovative and proprietary suite of payments technology enables our clients to increase their revenue by improving authorization rates while simultaneously lowering transaction costs. We offer numerous dynamic funding options and enable real-time payouts at settlement. We use advanced data analytics and machine learning to continuously evolve our capabilities, and we offer additional value-added services, including prepaid services and gift card solutions, to help our clients operate and manage their businesses more profitably. We also provide security solutions, such as point-to-point encryption, tokenization, and fraud prevention services, at each stage of the transaction lifecycle, in order to help our clients protect their revenue.

Our global reach, innovative technology and tailored solutions create our client value proposition. Our global reach makes it easy for our clients to expand into new markets and to simplify the back-office operations. We employ the most advanced payments technologies to help our clients increase their revenue while minimizing costs. Our flexible and client-centered technology platforms enable our in-country vertical-specific and technical experts to develop tailored solutions that solve our clients’ most complex needs.

Our Segments

Our business is organized into three segments, Technology Solutions, Merchant Solutions and Issuer Solutions. Our Technology Solutions and Merchant Solutions segments provide merchant acquiring, payment processing and related services to a diverse set of merchants worldwide, while our Issuer Solutions segment primarily serves financial institutions, including regional banks, community banks, credit unions and regional personal identification number (“PIN”) networks.

Within our Technology Solutions and Merchant Solutions segments, we enable merchants of all sizes to accept electronic payments, including credit, debit and prepaid payments originated at the physical point-of sale-as well as in card-not-present (CNP) eCommerce and mobile environments. Per the chart below, our services include all aspects of payment processing, including authorization and settlement, customer service, chargeback and retrieval processing, reporting for electronic payment transactions and network fee and interchange management. We also provide our merchants with value-added services, such as security and fraud prevention solutions, advanced data analytics and information management solutions, foreign currency management and numerous funding options.

We bring together advanced technology at each stage of the transaction lifecycle

- **ACCEPT**: We maximize global acceptance by integrating software, delivering rich omni-channel solutions, and creating the ability to accept 126 currencies across more than 300 payment methods
- **AUTHORIZE**: We increase our clients' revenue and lower their costs
- **SETTLE**: We offer multiple funding options across many currencies
- **ANALYZE**: At the core of our offering is advanced data analytics; we use machine learning to dynamically evolve our capabilities with every transaction
- **SECURITY & FRAUD PREVENTION**: We surround the transaction lifecycle with a comprehensive suite of security products

SECURITY & FRAUD PREVENTION
ACCEPT
Connecting to payment technology
Maximize global acceptance.
AUTHORIZE
Optimize and grow the enterprise
Convert sales and save money.
ANALYZE
Interact with payment technology
Gain action-driven insights.
$£
€¥
SETTLE
Enabling payment
Pay and get paid your way.
Secure payments | Protect your revenue.

Within our Issuer Solutions segment, we supply payment services to financial institutions, including card issuer processing, payment network processing, fraud protection, card production, prepaid program management, ATM driving, and network gateway and switching services that utilize our proprietary Jeanie PIN debit payment network.

Technology Solutions

Our Technology Solutions segment serves a diverse set of merchants that primarily accept payments through advanced technology-enabled solutions, typically encompassing card-not-present (CNP) eCommerce and mobile solutions, integrated payments, or electronic business-to-business payments solutions. Within this segment, we enable payments to merchants primarily by integrating into their global eCommerce environments or through their enterprise software.

Our Technology Solutions client base is highly diversified with low client concentration and includes global enterprises as well as small to medium sized businesses. Our Technology Solutions segment utilizes broad and varied distribution channels, including direct sales forces as well as multiple referral partner relationships that provide us with a growing and diverse client base.

Merchant Solutions

Our Merchant Solutions segment serves a diverse set of merchants that primarily accept payments in-store within the U.S. and U.K., including complex multi-lane retail environments. Within this segment, we enable payments to merchants primarily through integration into technology environments that include physical terminals.

Our Merchant Solutions client base has low client concentration and is heavily weighted in non-discretionary everyday spend categories, such as grocery and pharmacy, and includes thirteen of the United States’ top 25 national retailers by revenue in 2018. Our Merchant Solutions segment utilizes broad and varied distribution channels, including direct sales forces and multiple referral partners.

Issuer Solutions

Our Issuer Solutions segment provides card issuer processing, payment network processing, fraud protection and card production to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional personal identification number (“PIN”) networks. We process and service a wide range of credit, debit, ATM and prepaid transactions for our clients, and also provide card and statement production, collections and inbound/outbound call centers. Other services we provide include ATM driving, portfolio optimization, data analytics and card program marketing. We also provide network gateway and switching services that utilize our Jeanie PIN network, which offers real-time electronic payment, network bill payment, single point settlement, shared deposit taking and customer select PINs.

Our Issuer Solutions segment generally focuses on small to mid-sized financial institutions with less than $15 billion in assets. Smaller financial institutions generally do not have the scale or infrastructure typical of large institutions and are more likely to outsource their payment processing needs. Our Issuer Solutions segment utilizes broad and varied distributions channels, including direct sales forces and multiple referral partners.

Sales and Marketing

We distribute our services through multiple sales channels that enable us to efficiently and effectively target a growing and diverse client base of merchants and financial institutions. All three segments’ sales channels include direct sales forces and referral partners that sell our solutions. In addition, all three segments offer certain services on a white-label basis which enables them to be marketed under our partners' brands. We select referral partners that enhance our distribution and augment our services with complementary offerings. We believe our sales structure provides us with broad geographic coverage and access to various industries and verticals.

Our sales teams in all three segments are paid a combination of base salary and commission. As of December 31, 2018, we had approximately 1,900 full-time employees participating in sales and marketing, including sales support personnel. Commissions paid to our sales force are based upon a portion of revenue from new business and cross-selling to existing clients. Residual payments to our referral partners are based upon a portion of revenues earned from referred business. For the year ended December 31, 2018, combined sales force commissions and residual payments represent approximately 63% of total sales and marketing expenses, or $715.7 million.

Our History

Worldpay, Inc. was formed on January 16, 2018 through Vantiv, Inc.’s acquisition of Worldpay Group plc. The strategic rationale for the acquisition included creating a leader in global eCommerce as well as to leverage the predecessor companies’ core strengths to continue to expand across high-growth segments of the payments market. The heritage companies’ technology assets provide a strong, integrated foundation for innovation and growth, enabled by an agile and scalable U.S. platform as well as a flexible, highly advanced global platform. The companies’ leading international eCommerce and U.S. eCommerce capabilities combined to establish a leading global eCommerce player. At the same time, the companies’ Integrated Payments technological know-how and capabilities in the U.S. combined with Legacy Worldpay's global merchant base enabled the combined company to expand its capabilities into new and high-growth emerging markets.

As a result of the combination, Worldpay is a leader in global eCommerce and serves a diverse set of merchants across a variety of end-markets, sizes and geographies. It has become the leading global payment solutions provider, powering integrated omni-commerce in the U.S. and Europe, the two largest cross-border payments markets. We are one of the few global businesses able to address merchant’s global complexities, providing payments capabilities in-store, online or on a mobile device, and granting merchants access to a global payments network through an agile, integrated, secure, reliable and highly scalable proprietary global payments platform.

We have a history of successfully integrating the technology platforms of acquired companies, including winding down legacy environments and consolidating platforms from other acquisitions onto our core processing architecture. Our skills in technology integration represented a unique and significant competitive advantage, enabling quicker product delivery as well as providing scale, resiliency, and an improved customer experience. As a result, Worldpay’s technology capabilities are differentiated from our competitors’, and enable us to efficiently provide a comprehensive suite of services to merchants and financial institutions of all sizes as well as to innovate, develop and deploy new services, while providing us with significant economies of scale.

Competition

We are a leading payments technology company; we compete with financial institutions and well-established payment processing companies, including Chase Paymentech Solutions, Bank of America Merchant Services, First Data Corporation, Global Payments, Inc., Citi Merchant Services, Barclays, Wells Fargo, Elavon Inc. (a subsidiary of U.S. Bancorp), Total System Services, Inc., Adyen, PayPal, Square, and Stripe in our Technology Solutions and Merchant Solutions segments. The most significant competitive factors in this segment are brand, breadth of features and functionality, data security, price, scalability, service capability and system performance.

In our Issuer Solutions segment, competitors include Fidelity National Information Services, Inc., First Data Corporation, Fiserv, Inc., Jack Henry & Associates, Inc., Mastercard, Inc., Total System Services, Inc. and Visa Debit Processing Service. In addition to competition with direct competitors, we also compete with the capabilities of many larger potential clients to conduct their key payment processing applications in-house. The most significant competitive factors in this segment are breadth of services and functionality, data security, flexibility of infrastructure and servicing capability, price, scalability and system performance.

Our Strategy
We are a payments innovator. We develop tailored solutions to solve our client’s most complex problems, and our global reach and innovative technology enable us to create value for our clients across the transaction lifecycle. Together, these create a powerful client value proposition that we will use to grow our business and win market share. We will build on our core strengths to further expand into attractive segments of the market that will have strong secular growth in electronic payments, such as global eCommerce, integrated payments, and business-to-business (B2B) payments.

Following the Worldpay acquisition, we continue to maintain our focus on completing the integration of the two businesses while delivering on our synergy targets. As part of the integration we are now executing a technology strategy, leveraging modular cloud-based technology solutions that provide ease of client connectivity and more quickly enable value-added services. This will allow us to deliver online and offline transactions at significant scale. We are also continuing to invest in our enterprise data capabilities, adding advanced analytics and machine learning, along with other value-added services to drive improved authorization and acceptance for our customers while minimizing fraud.

Industry Background
Electronic Payments

Electronic payments have evolved globally into a large and growing market with favorable secular trends that continue to increase the adoption and use of card-based payment services, such as those for credit, debit and prepaid cards.

This growth is driven by the shift from cash and checks towards card-based and other electronic forms of payment due to their greater convenience, security, enhanced services and rewards and loyalty features. We believe emerging trends, such as the adoption of new technologies and business models, including the growth of card-not-present (CNP) transactions in eCommerce and mobile commerce and prepaid services, will also continue to drive growth in electronic payments.

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

Many payment processors specialize in providing services in discrete areas of the payment processing value chain, which can result in merchants and financial institutions using payment processing services from multiple providers. A limited number of payment processors have capabilities or offer services in multiple parts of the payment processing value chain. We provide solutions across the payment processing value chain as a merchant acquirer, payment network, and as an issuer processor, primarily by utilizing our innovative technology to enable our clients to easily access a broad range of payment processing services as illustrated below:

The payment processing value chain encompasses three key types of processing:

•
Merchant Acquiring Processing. Merchant acquiring processors sell electronic payment acceptance, processing and supporting services to merchants and third-party resellers. These processors route transactions originated by consumer transactions with the merchant, including in omni-channel environments that span point-of-sale, eCommerce and mobile devices, to the appropriate payment networks for authorization, known as “front-end” processing, and then ensure that each transaction is appropriately cleared and settled into the merchant’s bank account, known as “back-end” processing. Many of these processors also provide specialized reporting, back office support, risk management and other value-added services, such as fraud prevention, to merchants. Merchant acquirers charge merchants based on a percentage of the transaction value, a specified fee per transaction or a fixed fee, or a combination. Merchant acquirers pay the payment network processors a routing fee per transaction and pass through interchange fees to the issuing financial institution.

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

Emerging Trends and Opportunities in the Payment Processing Industry

The payment processing industry is adopting new technologies, developing new products and services, evolving new business models and experiencing new market entrants and an evolving regulatory environment. As merchants and financial institutions respond to these changes by seeking services to help them enhance their own offerings to consumers, including the ability to accept card-not-present (CNP) payments in eCommerce and mobile environments as well as contactless cards and mobile wallets at the point-of-sale, we believe that payment processors will seek to develop additional capabilities in order to capture additional revenue streams by offering additional value added services as well as by expanding across the payment processing value chain. In order to facilitate this expansion, we believe that payment processors will need to enhance their technology platforms so that they can deliver these capabilities and differentiate their offerings from other providers.

We believe that payment processors, like Worldpay, that have scalable, integrated business models, provide solutions across the payment processing value chain and utilize broad distribution capabilities will be best positioned to successfully partner with new market entrants by providing processing services for emerging alternative electronic payment technologies. Further, we believe that Worldpay’s depth of capabilities and breadth of distribution will further enhance its competitive position as emerging payment technologies are adopted by merchants and other businesses. Worldpay’s ability to partner with non-financial institution enterprises, such as mobile payment providers, internet, retail and social media companies, could create attractive growth opportunities as these new entrants seek to become more active participants in the development of alternative electronic payment technologies and to facilitate the convergence of retail, online, mobile and social commerce applications.

Regulation

The financial services regulatory regime affects our operations and costs. The financial services industry is highly regulated under U.S. and foreign law. Federal, state, local and foreign statutes, regulations, policies and guidance are continually under review by governmental authorities. Changes in the regulatory regime, including changes in how they are interpreted, implemented or enforced, could have a material adverse effect on our business. Violations or perceived weaknesses in compliance or internal controls may result in civil or criminal enforcement action; suspension or revocation of licenses or registrations; limitation, suspension or termination of services; civil or criminal penalties, such as fines; and reputational harm. In addition to governmental regulation, certain of our services are subject to rules set by various payment networks, such as Visa and Mastercard. Many of these aspects of the regulatory regime are described in more detail below.

Licensing and Registration in Multiple Jurisdictions

Our regulatory environment varies from jurisdiction to jurisdiction. In some U.S. and foreign jurisdictions, we are required to obtain and maintain various licenses and registrations to conduct our business. For example, in the United States, we are authorized in multiple U.S. states to engage in debt administration and debt collection activities on behalf of some of our card issuing financial institution clients through calls and letters to the debtors in those states. Our international operations and subsidiaries are subject to a range of licensing, registration and regulatory requirements under U.K., Dutch, European Union (“E.U.”) and other foreign regulatory regimes. We may seek, or be required to obtain, licenses or registrations in other jurisdictions based on changes in our business or the applicable regulatory regime.

As a licensed or registered provider of financial services, we are subject to the exercise of potentially far-reaching discretionary supervisory, regulatory and enforcement powers by numerous U.S. and foreign regulatory authorities. Licensing and regulatory authorities can require, among other things, the provision of detailed information covering our management, business plan, products and services, compliance, internal controls, ownership structure and financial performance. Regulators and other governmental authorities have a range of enforcement powers in the event that we fail to comply with applicable laws and regulations or do not meet their guidance or supervisory expectations.

Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) made significant structural and other changes to the regulation of the U.S. financial services industry. Those changes included important provisions affecting credit card and debit transactions. For example, the Dodd-Frank Act allows merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (and allows federal governmental entities and institutions of higher education to set maximum amounts for the acceptance of credit cards) and to provide discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers.

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

Consumer Protection Laws and the Consumer Financial Protection Bureau

Our business is subject to a wide range of consumer protection laws. For example, we are also subject to the Fair Debt Collection Practices Act and similar state laws in connection with our credit card processing business. In addition, the Dodd-Frank Act established the Consumer Financial Protection Bureau (CFPB) to regulate consumer financial services, including many of the types of services offered by our clients. We are subject to regulation and enforcement by the CFPB because we are a service provider to insured depository institutions with assets of $10 billion or more in connection with their consumer financial products and to entities that are larger participants in markets for consumer financial products and services such as prepaid cards. CFPB rules, examinations and enforcement actions may require us to adjust our activities and may increase our compliance costs. In addition to rule making authority over several enumerated federal consumer financial protection laws, the CFPB is authorized to issue rules prohibiting unfair, deceptive or abusive acts or practices by persons offering consumer financial products or services and those, such as us, who are service providers to such persons, and has authority to enforce these consumer financial protection laws and CFPB rules.

Banking and Payment Services Regulation

United States

Although we are not a bank, the U.S. bank regulatory regime affects our business because we provide services to banks. Banking regulators are authorized to examine, supervise and bring enforcement action against non-bank companies that perform services for U.S. banks. Because we provide data processing and other services to U.S. banks and financial institutions, we are subject to regular oversight and examination by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC is an inter-agency body of the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve (Federal Reserve), the National Credit Union Administration and the CFPB. We are also subject to review under state laws and rules governing the provision of services to U.S. banks and other financial institutions, including electronic data processing, back-office services, and use of consumer information. In addition, independent auditors annually review several of our operations to provide reports on internal controls for our clients’ auditors and regulators. Our failure to comply with applicable laws and regulations, or to meet supervisory expectations, may result in adverse action against us by regulators or by the financial institutions to which we provide services.

Our business may also be affected by banking regulation because of Fifth Third Bank’s equity ownership in our Company. Fifth Third Bank is a state-chartered bank and a member of the Federal Reserve System. Fifth Third Bank is regulated, examined and supervised by the Ohio Division of Financial Institutions (ODFI) and the Federal Reserve. Fifth Third Bank is an indirect subsidiary of Fifth Third Bancorp, which is a bank holding company regulated, examined and supervised by the Federal Reserve under the Bank Holding Company Act of 1956 (BHC Act). Depending on the facts and circumstances, a company in which a bank or bank holding company owns equity securities may be subject to banking regulation, supervision, examination and enforcement.

Fifth Third Bank is presumed not to "control" us under the statutory terms of the BHC Act based on its current ownership level. Nevertheless, in the future or in connection with other initiatives, the ODFI or Federal Reserve could assert that our relationship with Fifth Third Bank imposes limitations, conditions or approval requirements under banking laws that affect our activities, investments or acquisitions. The imposition of such limitations, conditions or approval requirements could have an adverse impact on our business, such as by preventing us from pursuing an otherwise attractive acquisition or business opportunity.

The framework by which we would address such circumstances is set forth in the Second Amended and Restated Limited Liability Company Agreement of Worldpay Holding, LLC, as amended by that certain Transaction Agreement, dated August 7, 2017, by and among the Company, Worldpay Holding, Fifth Third Bank and Fifth Third Bancorp (the Worldpay Holding LLC Agreement). Among other things, we must notify Fifth Third Bank before we engage in any business activity (by acquisition, investment or organic growth that may reasonably require Fifth Third Bank or an affiliate of Fifth Third Bank to obtain regulatory approval, so that Fifth Third Bank can consider the legal permissibility of the activity and any required regulatory approvals, and we and Fifth Third Bank must use our respective reasonable best efforts to obtain any such regulatory approvals if we determine to pursue the business activity. The Worldpay Holding LLC Agreement also includes provisions to address circumstances where any such required regulatory approval is not obtained.

The United Kingdom

In the U.K., the Payment Services Regulations 2017 require non-bank payment service providers, such as Worldpay, to be authorized as Payment Institutions upon which these regulations impose an on-going system of regulation and control. To comply with these regulations, we have licensed three entities, Worldpay (UK) Limited (WPUKL), Worldpay Limited (WPL) and Worldpay AP Ltd (WPAP), as “Authorized Payment Institutions” and we are authorized to provide certain payment services across the European Economic Area. The FCA has the power to take a range of enforcement actions, including the ability to sanction firms and individuals carrying out functions within the firm. Additionally, WPUKL has a regulated consumer hire business, for which it currently holds the necessary permission under the U.K. Financial Conduct Authority and WPAP is registered with Her Majesty’s Revenue and Customs for the purposes of the Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017. We are also subject to the Regulation of the European Parliament and the Council on interchange fees for card-based payment transactions (IFR). These interchange fees are a major part of the charges paid by merchants to payment service providers. The Payment Systems Regulator is the competent authority for the monitoring and enforcement of compliance with the IFR in the U.K.

The Netherlands

Worldpay BV (WPBV) is incorporated and registered in the Netherlands and holds a license from the Dutch Central Bank (De Nederlandsche Bank or DNB) for providing payment services. The regulatory system in the Netherlands is a comprehensive system based on the Dutch Financial Supervision Act, which sets out rules regarding the conduct of business supervision (exercised by the Netherlands Authority of Financial Markets (Autoriteit Financiële Markten or AFM)) and prudential supervision exercised by DNB on payment services providers. As WPBV provides payment services in the Netherlands, it is both subject to the supervision of the DNB and the AFM, both of which are empowered to intervene in cases of non-compliance with the regulations.

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

Privacy and Information Security Regulations

We provide services that may be subject to privacy laws and regulations of a variety of U.S. and foreign jurisdictions, including the European Union General Data Protection Regulation (“GDPR”). These laws and regulations restrict the collection, processing, storage, use and disclosure of personal information, require notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information. These laws also impose requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. For example, relevant U.S. federal privacy laws include the Gramm-Leach-Bliley Act of 1999, which applies directly to a broad range of financial institutions and indirectly, or in some instances directly, to companies that provide services to financial institutions. In addition, there are state laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers. U.S. federal and state and foreign laws also impose privacy and data security requirements, which can include obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, officers and consumer reporting agencies and businesses and governmental agencies that own data. In addition, we are subject to the GDPR, which is the expanded E.U. regime applicable to all foreign companies processing personal data of E.U. residents. GDPR requires companies to maintain a comprehensive data protection and privacy program to protect the personal and sensitive data of European citizens and residents, and failure to comply with GDPR, including country-specific legislation interpreting GDPR, carries significant penalties.

Anti-Corruption, Anti-Money Laundering, Counter Terrorism and Economic Sanctions

We are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act, and other laws that generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. We are also subject to anti-money laundering and counter-terrorism financing laws and regulations, including the U.S. Bank Secrecy Act, as amended by the USA PATRIOT Act and EU AML Directives. In addition, we are obligated to comply with economic and trade sanctions programs administered by the U.S Department of Treasury’s Office of Foreign Assets Control (OFAC). As a result, we do not do business to, from, in or with countries or territories subject to comprehensive OFAC trade sanctions (currently, Cuba, Iran, North Korea, Syria and the region of Crimea). In addition, we do not permit as customers nor otherwise do business with any person or entity that is included on OFAC’s list of Specially Designated Nationals and Blocked Persons.

Our regulatory compliance programs and policies are designed to support our compliance with a vast range of laws and regulations. We continually review and enhance our compliance programs to address new and evolving regulations. However, we cannot ensure that our practices will be determined to be compliant by every applicable regulatory authority. In the event our controls fail or we are found to be out of compliance, we could be subject to monetary damages, civil and criminal penalties, litigation, investigations and regulatory proceedings, and damage to our brand and reputation. Furthermore, the evolving and increased regulatory focus on the payments industry could negatively impact or reduce the services we offer and the types of customers who can obtain our services, which could harm our business.

Federal Trade Commission Act and Other Laws Impacting Our and our Customers’ Business

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP.  In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act and the Unlawful Internet Gambling Enforcement Act of 2006, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant’s payment processor, to litigation, investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states’ attorneys general have authority to take action against non-banks that engage in UDAP or violate other laws, rules and regulations.

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

Other

We are subject to the Housing Assistance Tax Act of 2008, which requires information returns to be made for each calendar year by merchant acquiring entities. In addition, we are subject to U.S. federal and state unclaimed or abandoned property (escheat) laws which require us to turn over to certain government authorities the property of others we hold that has been unclaimed for a specified period of time such as account balances that are due to a merchant following discontinuation of its relationship with us.

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

Intellectual Property

Intellectual property is a component of our ability to be a leading payment services provider. We rely on a combination of intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, or applied for the registration of, U.S., U.K. and other international trademarks, service marks, and domain names and will continue to seek such protection. Additionally, we own issued patents in the U.S., and have filed patent applications in several countries, including the U.S. and U.K., that cover certain of our proprietary technologies related to payment solutions, transaction processing and other products and services. Over time, we have assembled and continue to assemble a portfolio of patents, trademarks, service marks, copyrights, domain names and trade secrets covering our products and services. We do not believe our technology position is dependent on any single patent. We also believe that the life of our patent portfolio is adequate to cover the expected lives of our products and services. Successful third-party claims of intellectual property infringement, including patent infringement, may limit or disrupt our ability to sell our products and services. As such, we defend third party claims of infringement as necessary.

Employees

As of December 31, 2018, we had 8,186 employees globally, of whom 4,331 were located in the U.S. As of December 31, 2018, total employees included 754 in Technology Solutions employees 1,057 Merchant Solutions employees, 85 Issuer Solutions employees, 4,953 IT and Operations employees, and 1,337 general and administrative employees. None of our employees are represented by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Risks Related to Our Business

If we cannot keep pace with rapid developments, changes and consolidation occurring in our industry and successfully provide new services to our clients, the use of our services could decline, reducing our revenues.

The electronic payments market in which we operate is characterized by rapid technological change, new product and service introductions, including ecommerce services, mobile payment applications, and products, evolving industry standards, changing customer and consumer needs, the entrance of non-traditional competitors and periods of increased consolidation. In order to remain competitive in this rapidly evolving market, we are continually involved in a number of projects to develop new and innovative services (including our ongoing efforts to onboard new merchant customers and migrate existing merchant customers to our new proprietary global acquiring platform). These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of market acceptance of new or innovated services. Any complication, interruption or delay encountered in the delivery of new services or the failure to differentiate our services or to accurately predict and address market demand could render our services less desirable, or even obsolete, to our clients.

In addition, the new or innovative services we develop are designed to process very complex transactions and provide information on those transactions, all at very high volumes and processing speeds. Any failure to deliver reliable, effective and secure services that meet the expectations of our clients could result in increased costs and/or a loss in business and revenues that could reduce our earnings. If we are unable to develop, adapt to or access technological changes or evolving industry standards on a timely and cost effective basis, our business, financial condition and results of operations would be materially adversely affected.

The payment processing industry is highly competitive. Such competition could adversely affect the transaction and other fees we receive from merchants and financial institutions, and as a result, our margins, business, financial condition and results of operations.

Our competitors include financial institutions and well-established payment processing companies, including Adyen, Bank of America Merchant Services, Barclays plc, Chase Paymentech Solutions, Elavon Inc. (a subsidiary of U.S. Bancorp), First Data Corporation, Global Payments, Inc., and Total System Services, Inc. in our Merchant Solutions segment, and Fidelity National Information Services, Inc., First Data Corporation, Fiserv, Inc., Total System Services, Inc. and Visa Debit Processing Service in our Issuer Solutions segment. With respect to our Issuer Solutions segment, in addition to competition with direct competitors, we also compete with the capabilities of many larger potential clients to conduct their key payment processing applications in-house.

In addition, our U.S. competitors that are financial institutions or are affiliated with financial institutions may not incur the sponsorship costs we incur for registration with the payment networks. Accordingly, these competitors may be able to offer more attractive fees to our current and prospective clients or other services that we do not provide. Competition could result in a loss of existing clients, and greater difficulty attracting new clients. Furthermore, if competition causes us to reduce the fees we charge in order to attract or retain clients, there is no assurance we can successfully control our costs in order to maintain our profit margins. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

We are facing new competitive pressure from non-traditional payments processors and other parties entering the payments industry, such as PayPal, Google, Apple, Alibaba, Amazon, Square and Stripe, who may compete in one or more of the functions performed in processing merchant transactions. These companies have significant financial resources and robust networks and are highly regarded by consumers. If these companies gain a greater share of total electronic payments transactions or if we are unable to successfully react to changes in the industry spurred by the entry of these new market participants, it could have a material adverse effect on our business, financial condition and results of operations.

Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and damage our reputation.

We have responsibility for certain third parties, including merchants, referral partners, third party service providers and other agents, which we refer to collectively as associated participants, under Visa, Mastercard and other payment network rules and regulations. We and certain of our associated participants process, store and/or transmit sensitive data, such as names, addresses, social security numbers, credit or debit card numbers, driver’s license numbers and bank account numbers, and we have ultimate liability to the payment networks and member financial institutions that register us with Visa, Mastercard and other payment networks for our failure or the failure of our associated participants to protect this data in accordance with payment network requirements. The loss of merchant or cardholder data by us or our associated participants could result in significant fines and sanctions by the payment networks or governmental bodies. A significant cybersecurity breach could also result in payment networks prohibiting us from processing transactions on their networks or the loss of our financial institution sponsorship that facilitates our participation in the payment networks, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our systems and our third party providers’ systems may fail or become obsolete due to changes implemented to keep pace with technological advances, our inability to keep pace with such technological advances or factors beyond our control, which could interrupt our service, cause us to lose business and increase our costs.

We depend on the efficient and uninterrupted operation of numerous systems, including our computer systems, software, data centers and telecommunications networks, as well as the systems of third parties, in order to provide services to our clients. Our systems and operations and those of our third party providers, could be exposed to damage or interruption from, among other things, our efforts to onboard and migrate merchant customers to our new proprietary global acquiring platform, telecommunications failures, unauthorized entry, security breach, computer viruses, defects and development delays, fire, natural disaster or power loss. Our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. Defects in our systems or those of third parties, errors, interruptions or delays in the processing of payment transactions, telecommunications failures or other difficulties could result in loss of revenues and clients, reputational harm, additional operating expenses in order to remediate the failures, fines imposed by payment networks and exposure to other losses or other liabilities.

We could be subject to certain risks associated with the implementation of our new proprietary global acquiring platform.

We are making significant progress toward implementation, of our proprietary global acquiring platform project. As we continue to implement this project, through the migration of existing merchant customers and onboarding of new merchant customers to the platform, the scale and complexity associated with this project presents the increased potential for service level delays or disruptions in the processing of transactions, telecommunications failures or other difficulties. Such delays or disruptions could result in reputational harm, loss of business and increased operational or technological costs.

We may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend upon the growth of the markets in which we currently operate and our ability to increase our penetration and service offerings within these markets, as well as the emergence of new markets for our services and our ability to penetrate these new markets. It is difficult to attract new clients because of potential disadvantages associated with switching payment processing vendors, such as transition costs, business disruption and loss of accustomed functionality. We seek to overcome these factors by making investments to enhance the functionality of our platforms and differentiate our services. However, there can be no assurance that our efforts will be successful, and this resistance may adversely affect our growth.

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

The United Kingdom’s proposed withdrawal from the European Union could adversely affect our business and financial results.

The June 2016 referendum voting for the U.K.’s departure from the European Union (“E.U.”) (“Brexit”) has resulted in significant political uncertainty in both the U.K. and the E.U. The impact of Brexit and the resulting effect on the political and economic future of the U.K. and the E.U. remain uncertain following the rejection by the U.K. Parliament in January 2019 of the terms of a draft Withdrawal Agreement, negotiated and agreed between the U.K. government and the E.U. in November 2018. If the U.K. does not retain access to E.U. markets at the time Brexit takes effect (currently set for March 29, 2019), on a transitional basis or permanently, our business may be adversely affected. Brexit may result in a significant change in the regulatory environment in the U.K. and the E.U, including potentially divergent national laws and regulations, which may likely increase our compliance and operational costs. Brexit has caused, and may continue to cause, global stock market and currency exchange rate volatility, causing a decline in the value of the British pound relative to the U.S. dollar. We may find it more difficult to conduct business in the U.K. and the E.U., as Brexit may result in increased restrictions on the movement of capital, goods, services and personnel. Depending on the ultimate terms of the U.K.’s proposed withdrawal from the E.U., we may decide to relocate or otherwise alter our European operations to respond to the new business, legal, regulatory, tax and trade environments that may result.

As with any political instability or adverse political developments in or around any of the major countries in which we do business, developments related to Brexit may materially and adversely affect our relationships with our customers, suppliers and employees and could harm our business, business opportunities, results of operations, cash flows and financial condition.

We may fail to realize the anticipated benefits and operating synergies expected from our acquisition of Worldpay Group plc, which could adversely affect our business, financial condition and operating results.

The success of our acquisition of Worldpay Group plc depends, in significant part, on our ability to successfully integrate the acquired business, grow our revenue and realize the anticipated strategic benefits and synergies. Achieving our strategic goals for the acquisition requires growth of the revenue and realization of the targeted operating synergies expected from the acquisition. This growth and the anticipated benefits may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated and could be impacted by our inability to renew certain business relationships maintained by Worldpay Group plc on terms favorable to us or at all. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the acquisition within a reasonable time, our business, financial condition and operating results may be adversely affected.

Our acquisition of Worldpay Group plc has resulted in significant integration costs and any material delays or unanticipated additional expenses may harm our business, financial condition and results of operations.

The complexity and magnitude of the integration effort associated with our acquisition of Worldpay Group plc are significant and require that we fund significant capital and operating expenses to support the integration of the combined operations. Such expenses have included significant transaction, consulting and third party service fees. We incurred integration planning costs during 2017 and 2018 and anticipate that we may incur additional integration implementation costs in the future. We have incurred and expect to continue to incur additional operating expenses while we continue to integrate the combined company. The integration of the departments, systems, business units, operating procedures and information technologies of the two businesses continue to present certain challenges to management. There can be no assurance that we will be able to continue to integrate and manage these operations effectively or that such operations, once fully-integrated, will provide us with the benefits we anticipate.

In addition to transition costs, we have incurred and expect to continue to incur increased expenses. Any material delays, difficulties or unanticipated additional expenses associated with integration activities, or the failure to successfully integrate the business in a timely manner, or at all, may harm our business, financial condition and results of operations.

Any future acquisitions and partnerships that we make could disrupt our business and harm our financial condition.

Acquisitions and partnerships are part of our growth strategy. We evaluate, and expect in the future to evaluate potential strategic acquisitions of, and partnerships with, complementary businesses, services or technologies. However, we may not be able to successfully identify suitable acquisition and partnership candidates in the future. In addition, bank regulators may assert that an acquisition or other corporate initiative is inconsistent with applicable banking laws and regulations or is subject to limitations or approval requirements. Such limitations or approval requirements could limit our ability to acquire other businesses or enter into other strategic transactions.

If we do enter into acquisitions and partnerships, they may not provide us with the benefits we anticipate. We may not be able to successfully integrate any businesses, services or technologies that we acquire or with which we form a partnership, or comply with applicable regulatory requirements. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations. Certain partnerships we make may also prevent us from competing for certain clients or in certain lines of business. To the extent we pay the purchase price of any acquisition in cash, it would reduce our cash reserves, and to the extent the purchase price is paid with our stock, it could be dilutive to our stockholders. To the extent we pay the purchase price with proceeds from the incurrence of debt, it would increase our already high level of indebtedness and could negatively affect our liquidity and restrict our operations.

If we fail to comply with the applicable requirements of the Visa, Mastercard or other payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our financial institution sponsors or directly. Fines could have a material adverse effect on our business, financial condition or results of operations, and if these registrations are terminated, we may not be able to conduct our business.

In order to provide our transaction processing services in the U.S. and certain other jurisdictions, we are registered through our bank sponsorships with the Visa, Mastercard and other payment networks as service providers for member institutions. We and many of our clients are subject to payment network rules. If we or our associated participants do not comply with the payment network requirements, the payment networks could seek to fine us, suspend us or terminate our registrations. We have occasionally received notices of noncompliance and fines, which have typically related to excessive chargebacks by a merchant or data security failures on the part of a merchant. If we are unable to recover fines from or pass through costs to our merchants or other associated participants, we would experience a financial loss. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing payment network services to the Visa, Mastercard or other payment networks, which would have a material adverse effect on our business, financial condition and results of operations.

Outside of the U.S., we primarily provide acquiring and processing services directly, through international credit and debit card schemes run by Visa, Mastercard and other payment networks. In order to access the card schemes’ networks we must maintain the relevant jurisdictional operating licenses or memberships. In some markets where it is not feasible or possible for us to have a direct acquiring license with a card scheme, we have a relationship with a local financial institution sponsor. As part of our registration with card schemes (either directly or indirectly through local sponsors), we are subject to operating rules, including mandatory technology requirements, promulgated by the card schemes that could subject us and our customers to a variety of fines and penalties, as well as suspension and termination of membership or access. Furthermore, to access these card scheme networks, we must pay card scheme membership fees, which are subject to change from time to time, and which we may be unable to pass along to its customers, which could result in us absorbing a portion or all of such increases in the future.

Changes in the rules or standards of payment networks and card schemes could adversely affect our business, financial condition and results of operations.

Payment network and card scheme rules are established and changed from time to time by each payment network or card scheme, as applicable, as they may determine in their sole discretion and with or without advance notice to their participants. In the case of card scheme rules, failure to comply in a timely manner with rule changes could result in fines, penalties or reputational damage, and could negatively impact our licenses in various jurisdictions. In some cases, payment networks and card schemes compete with us, and their ability to modify and enhance their rules in their sole discretion may provide them an advantage in selling or developing their own services that may compete directly or indirectly with our services. Any changes in the rules or standards of these payment networks and card schemes, or the way they are implemented, could increase our cost of doing business or limit our ability to provide transaction processing services to or through our clients and have a material adverse effect on our business, financial condition and results of operations.

Moreover, as payment networks and card schemes become more dependent on proprietary technology, modify their technological approach or operating practices, and/or seek to provide value added services to issuers and merchants, there is heightened risk that rules and standards may be governed by their own self-interest, or the self-interest of third parties with influence over them, which could materially impact Worldpay’s competitive position and operations.

If we cannot pass along to our merchants increases in interchange and other fees from payment networks or card schemes, our operating margins would be reduced.

We pay interchange, assessment, transaction and other fees set by the payment networks and card schemes to such networks and schemes and, in some cases, to the card issuing financial institutions for each transaction we process. From time to time, the payment networks and card schemes increase the interchange fees and other fees that they charge payment processors and the financial institution sponsors. At their sole discretion, our financial institution sponsors have the right to pass any increases in interchange and other fees on to us and they have consistently done so in the past. We are generally permitted under the contracts into which we enter, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to pass through these and other fees in the future, it could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, in order to access the card schemes directly, as we do primarily outside the U.S., we must pay card scheme membership fees, which are subject to change from time to time, and which we may be unable to pass along to our merchants, potentially resulting in us absorbing a portion or all of such increases in the future.

If our agreements with U.S. financial institution sponsors and clearing service providers to process electronic payment transactions are terminated or otherwise expire and we are unable to renew existing or secure new sponsors or clearing service providers, we will not be able to conduct our business in the United States.

In the United States and certain other markets, the Visa, Mastercard and other payment network rules require us to be sponsored by a member bank in order to process electronic payment transactions. Because we are not a U.S. bank, we are unable to directly access these payment networks in the U.S. We are currently registered with the Visa, Mastercard and other payment networks through Fifth Third Bank in the U.S. and other sponsor banks elsewhere. Our current agreement with Fifth Third Bank expires in December 2024. These agreements with Fifth Third Bank and other sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. We also rely on Fifth Third Bank and various other financial institutions to provide clearing services in connection with our settlement activities. Without these sponsorships or clearing services agreements, we would not be able to process Visa, Mastercard and other payment network transactions or settle transactions in relevant markets, including the U.S. which would have a material adverse effect on our business, financial condition and results of operations. Furthermore, our financial results could be adversely affected if our costs associated with such sponsorships or clearing services agreements increase.

Increased merchant, financial institution or referral partner attrition and decreased transaction volume could cause our revenues to decline.

We experience attrition and declines in merchant and financial institution credit, debit or prepaid card processing volume resulting from several factors, including business closures, consolidations, loss of accounts to competitors, account closures that we initiate due to heightened credit risks, and reductions in our merchants’ sales volumes. Our referral partners, many of which are not exclusive, such as merchant banks, technology solution partners, payment facilitators, independent sales organizations and trade associations are contributors to our revenue growth in our Merchant Solutions and Technology Solutions segments. If a referral partner switches to another transaction processor, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the referral partner, and we risk losing existing merchants that were originally enrolled by the referral partner. We cannot predict the level of attrition and decreased transaction volume in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations.

Because our business is international in nature, we are subject to various geopolitical, regulatory, tax and business risks, including movement in foreign exchange rates.

Our business is subject to risks associated with doing business internationally. Operating in foreign countries, including in the U.K. and the European Union countries, subjects us to multiple risks, including:

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

Violations of the complex foreign and U.S. laws, rules and regulations that apply to our international operations may result in fines, criminal actions, or sanctions against us, our officers, or our colleagues; prohibitions on the conduct of our business; and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, violations by our colleagues, contractors, or agents could nevertheless occur. These risks are inherent in our international operations and expansion may increase our costs of doing business internationally, and could harm our business and reputation. In addition, we may in the future undertake projects and make investments in countries in which we have little or no previous investment or operating experience. We may not be able to fully or accurately assess the risks of investing in such countries, or may be unfamiliar with the laws and regulations in such countries governing its investments and operations. As a result, we may be unable to effectively implement its strategy in new jurisdictions. Investment opportunities in certain jurisdictions may be also restricted by legal limits on foreign investment in local assets or classes of assets.

Economic and political uncertainty in the U.S. and globally could adversely affect our revenue and results of operations.

As a result of the international nature of our business, we are subject to the risks arising from adverse changes in economic and political conditions not only in the U.S., but also globally. Uncertainty about the effects of current and future economic and political conditions, including the potential for additional government shutdowns, on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. Deterioration in economic conditions in any of the countries in which we do business could result in reductions in sales of our products and services and could cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.

We are subject to regulation, supervision, and enforcement authority of numerous governmental and regulatory bodies in the jurisdictions in which we operate, which includes banking regulators and the CFPB in the United States, the FCA and PSR in the United Kingdom, and the Dutch Central Bank.

Because we are a technology service provider to U.S. Financial Institutions, we are subject to regular oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), which is an inter-agency body of federal banking regulators. The FFIEC have broad discretion in the implementation, interpretation and enforcement of banking and consumer protection laws. Our failure to comply with these laws, or our failure to meet the supervisory expectations of the banking regulators, could result in adverse action against us. The regulators have the power to, among other things, enjoin “unsafe or unsound” practices; require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct the sale of subsidiaries or other assets; and assess civil money penalties.

Banking regulators could assert that our relationship with Fifth Third Bank entitles such regulators to impose limitations, conditions or approval requirements affecting our activities, investments or acquisitions. The imposition of such limitations, conditions or approval requirements could have an adverse impact on our business, such as by preventing us from pursuing an otherwise attractive acquisition or business opportunity. We have agreed with Fifth Third Bank to a framework for addressing any such limitations, conditions or approval requirements. See the section above entitled “Banking Regulation” for a more detailed discussion of such framework.

We are also subject to on-going supervision by regulatory and governmental bodies across the world, including economic and conduct regulators such as the U.K. Financial Conduct Authority (FCA) and Payment Systems Regulator (PSR) in the United Kingdom and the Dutch Central Bank (De Nederlandsche Bank or DNB) in the Netherlands, and regulatory and governmental bodies responsible for issuing anti-money laundering, anti-bribery, and global economic sanctions regulations. These various regulatory regimes require us to be in compliance across many aspects of our activities in respect of capital requirements, safeguarding, training, authorization and supervision of personnel, systems, processes and documentation. If we fail to comply with relevant regulations or applicable economic sanctions, we risk reputational damage, potential civil and criminal sanctions, fines or other action imposed by regulatory or governmental authorities, including the potential suspension or revocation of the permission-based regulatory licenses which authorize us to provide core services to customers. Certain aspects of our business may be determined by an appropriate regulator, quasi regulatory body or the courts as not being conducted in accordance with applicable laws or regulations, or we may face allegations of direct or indirect non-compliance with relevant regulatory regimes (such as the misselling of financial products), or other actions in the United Kingdom, the Netherlands and other jurisdictions, as well as private litigation resulting from such actions. This could result in an adverse effect on our business, reputation and customer relationships, which in turn could adversely affect our financial position and performance.

Specifically, the PSR has announced it will carry out a market review into card-acquiring services provided by merchant acquirers in the U.K. with the scope of such review to include: the nature and characteristics of card-acquiring services; who provides card-acquiring services and how their market shares have developed historically; how merchants buy card-acquiring services; whether there are credible alternatives to card-acquiring services for some or all merchants; the outcomes of the competitive process including the fees merchants pay and the quality of service they receive. Because the PSR is an economic regulator in the U.K., it has the power to issue directions in relation to the functioning of the card acquiring market in the U.K. as a result of this review. Further, the European Commission is conducting a review of the Regulation of the European Parliament and the Council on interchange fees for card-based payment transactions (IFR) to examine the appropriateness of the levels of interchange fees (taking into account the use and cost of the various means of payments), the level of entry of new players, new technology and the impact of innovative business models on the market. The primary purpose of this review is to understand whether overall costs for card acceptance for merchants, including the overall merchant service charge, have gone up, down or broadly stayed the same since the introduction of the IFR. The E.U. has overall authority to enforce and establish new standards or guidance which may require banks and payments institutions, including us, to modify current pricing and fee structures, and the E.U. could choose to exercise such authority prior to or after conclusion of this review.

Fraud by merchants or others could have a material adverse effect on our business, financial condition and results of operations.

We face potential liability for fraudulent electronic payment transactions initiated by merchants or other associated participants. Examples of merchant fraud include when a merchant or other party knowingly accepts payment by a stolen or counterfeit credit, debit or prepaid card, card number or other credentials records a false sales transaction utilizing a stolen or counterfeit card or credentials, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. In addition, beginning October 2015, U.S. merchants that cannot process EMV chip-based cards are held financially responsible for certain fraudulent transactions conducted using such cards. This will likely increase the amount of risk for merchants who are not yet EMV-compliant and could result in us having to seek increased chargebacks from such merchants. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition and results of operations.

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

If Fifth Third Bank fails or is acquired by a third party, it could place certain of our material contracts at risk or decrease our revenue.
Fifth Third Bank accounted for less than 2% of our revenue during the year ended December 31, 2018 and is the provider of the services under our Clearing, Settlement and Sponsorship Agreement, Referral Agreement and Master Services Agreement. If Fifth Third Bank were to be placed into receivership or conservatorship, it could jeopardize our ability to generate revenue and conduct our business.

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

Our business is impacted by numerous laws, regulations, regulatory guidance and examinations that affect us and our industry, many of which are discussed under “Item 1. Business - Regulation.” The regulatory regime is evolving and subject to new or changing laws and regulations, as well as changes in the way exiting laws and regulations are interpreted and enforced. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, significantly changed the U.S. payment processing industry by restricting amounts of debit card fees that certain issuing financial institutions can charge merchants and allowing merchants to set minimum dollar amounts for the acceptance of credit cards and offer discounts for different payment methods. In addition, new regulations outside of the U.S., for example PSD2 or GDPR, and the implementation of compliance processes related to them, may also impose significant operational restrictions on us, increase our expenses and/or otherwise limit our ability to expand into new products or jurisdictions or otherwise execute our strategy. These and other regulatory changes on our business and industry could negatively affect our business in a variety of ways including the number of debit transactions, and prices charged per transaction.

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

Furthermore, the EU General Data Protection Regulation (“GDPR”), which became effective in May 2018, and which was implemented in the U.K. by the Data Protection Act 2018, requires companies to meet new requirements regarding the handling of personal data and substantially increases the penalties for non-compliance. Our GDPR compliance efforts could cause us to incur significant expenses, and if more restrictive privacy laws or rules are adopted by authorities in the future on the U.S. federal or state level, or in other jurisdictions in which we operate, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to regulation, supervision, examination, and enforcement authority of numerous governmental and regulatory bodies in the jurisdictions in which we operate, which includes banking regulators and the CFPB in the U.S., because we provide services to banks and other financial institutions.

Because we provide data processing and other services to U.S. banks, we are subject to regular oversight and examination by the Federal Financial Institutions Examination Council (“FFIEC”), which is an inter-agency body of federal banking regulators. Because we are a service provider to insured depository institutions with assets of $10 billion or more in connection with their consumer financial products and to entities that are larger participants in markets for consumer financial products and services such as prepaid cards, we are subject to regulation and enforcement by the Consumer Financial Protection Bureau (“CFPB”). Banking regulators could assert that our relationship with Fifth Third Bank entitles such regulators to impose limitations, conditions or approval requirements affecting our activities, investments or acquisitions. The imposition of such limitations, conditions or approval requirements could have an adverse impact on our business, such as by preventing us from pursuing an otherwise attractive acquisition or business opportunity. We have agreed with Fifth Third Bank to a framework for addressing any such limitations, conditions or approval requirements. See the section above entitled “Banking Regulation” for a more detailed discussion of such framework.

The U.S. banking regulators and CFPB have broad discretion in the implementation, interpretation and enforcement of banking and consumer protection laws. Our failure to comply with these laws, or our failure to meet the supervisory expectations of the banking regulators or CFPB, could result in adverse action against us. The regulators have the power to, among other things, enjoin “unsafe or unsound” practices; require affirmative actions to correct any violation or practice; issue administrative orders that can be judicially enforced; direct the sale of subsidiaries or other assets; and assess civil money penalties.

We are also subject to on-going supervision by regulatory and governmental bodies across the world, including economic and conduct regulators such as the U.K. Financial Conduct Authority and Payment Systems Regulator in the United Kingdom and the Dutch Central Bank (De Nederlandsche Bank) in the Netherlands, and regulatory and governmental bodies responsible for issuing money laundering and anti-bribery regulations and global economic sanctions. These various regulatory regimes require us to be in compliance across many aspects of our activities in respect of capital requirements, safeguarding, training, authorization and supervision of personnel, systems, processes and documentation. If we fail to comply with any relevant regulations or applicable economic sanctions, we risk reputational damage, potential civil and criminal sanctions, fines or other action imposed by regulatory or governmental authorities, including the potential suspension or revocation of the permission-based regulatory licenses which authorize us to provide core services to customers. Certain aspects of our business may be determined by an appropriate regulator, quasi regulatory body or the courts as not being conducted in accordance with applicable laws or regulations, or we may face allegations of direct or indirect non-compliance with relevant regulatory regimes (such as the mis-selling of financial products), or other actions in the United Kingdom, the Netherlands and other jurisdictions, as well as private litigation resulting from such actions. This could result in an adverse effect on our business, reputation and customer relationships, which in turn could adversely affect our financial position and performance.

Changes in tax laws or their interpretations, or becoming subject to additional international, U.S., state or local taxes that cannot be passed through to our merchants, could reduce our net income.

We are subject to tax laws in each jurisdiction where we do business and we have structured our business in accordance with such tax laws and interpretations of such tax laws as they exist today. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow, and have a material adverse impact on our business, financial condition and results of operations. Furthermore, companies in the electronic payments industry, including us, may become subject to incremental taxation in various tax jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass such taxes or expenses through to our merchants, our costs would increase and our net income would be reduced.

Changes to laws and regulations, or interpretation or enforcement thereof, even if not directed at us, may require significant efforts to change our systems and services and may require changes to how we price our services to customers, adversely affecting our business. Even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation. Furthermore, we are subject to tax laws in each jurisdiction where we conduct business. Changes in such laws or their interpretations could decrease the value of revenues we receive, the value of tax losses and tax credit carry forwards recorded on our balance sheet and have a material adverse effect on our operating results, financial condition and cash flows.

We may incur losses associated with foreign currency exchange rate fluctuations and may not be able to effectively hedge our exposure.

We have a significant proportion of assets, liabilities and earnings denominated in foreign currencies, particularly British pound sterling and the Euro. As a result, a depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on our financial results and affect our reported results of operations and the value of its assets and liabilities in its consolidated balance sheet in future periods.

We attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity and expense, and we regularly review our program to hedge our exposure to foreign currency fluctuations and make adjustments as necessary. Although these hedging arrangements are in place to mitigate foreign currency risk, such arrangements may prove ineffective in protecting us from any negative impacts of foreign exchange fluctuations and our financial condition and results of operation will therefore be sensitive to movements in foreign exchange rates.

Failure to comply with the laws and regulations of the United States as well as those of the jurisdictions in which we operate may affect our ability to conduct business in certain countries and may affect our financial performance.

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

We are involved in various litigation matters and from time to time may be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters under various laws. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, if any securities litigation were to be instituted against us, regardless of the merits or outcome, it could result in substantial costs and divert the time and attention of our management from our business, which could significantly harm our business, profitability and reputation.

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

•
finance Worldpay, Inc.’s purchase of Class B units of Worldpay Holding from Fifth Third Bank upon the exercise of its right to put its Class B units of Worldpay Holding to Worldpay, Inc. in exchange for cash.

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

We have a high level of indebtedness. As of December 31, 2018, we had total indebtedness of $7.8 billion. For the year ended December 31, 2018, total payments under our annual debt service obligations, including interest and principal, were approximately $656.1 million. Our high degree of leverage could have significant negative consequences, including:

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

Our balance sheet includes goodwill and intangible assets that represent approximately 69% of our total assets at December 31, 2018. These assets consist primarily of goodwill and customer relationship intangible assets associated with our acquisitions. Additional acquisitions would also result in our recognition of additional goodwill and intangible assets. Under current accounting standards, we are required to amortize certain intangible assets over the useful life of the asset, while goodwill is not amortized. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill and certain intangible assets. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material adverse effect on our results of operations.

We are party to tax receivable agreements and the amounts we may be required to pay under these agreements are expected to be significant. In certain cases, payments under the tax receivable agreements may be accelerated and/or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the tax receivable agreements.

We are party to tax receivable agreements (“TRAs”) as further described in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2018, we have a liability recorded of approximately $663.9 million associated with the TRAs. In addition, if Fifth Third Bank had exchanged its remaining Class B units of Worldpay Holding all for shares of Class A common stock on December 31, 2018, we would have recorded an additional full and undiscounted TRA obligation of approximately $200.0 million. This estimate is subject to material change based on changes in Fifth Third Bank’s tax basis in the partnership interest, changes in tax rates, or significant changes in our stock price. It is possible that future transactions or events, including changes in tax rates, could increase or decrease the actual tax benefits realized and the corresponding TRA payments. There may be a material adverse effect on our liquidity if, as a result of timing discrepancies or otherwise, distributions to us by Worldpay Holding are not sufficient to permit us to make payments under the TRAs.

The TRAs provide that, upon certain mergers, asset sales, other forms of business combination or certain other changes of control, our obligations to make payments with respect to tax benefits would be based on certain assumptions, including that we would have sufficient taxable income to fully use the NOLs or deductions arising from increased tax basis of assets. As a result, upon a merger or other change of control, or upon certain circumstances specified in the agreement we entered into with Fifth Third in connection with our acquisition of Worldpay Group, plc, we could be required to make payments under the TRAs that are greater than 85% of our actual tax savings.

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

If the Internal Revenue Service, or the IRS, challenges the tax basis increases or NOLs that give rise to payments under the TRAs and the tax basis increases or NOLs are subsequently disallowed, our payments under the TRAs could exceed our actual tax savings, and we may not be able to recoup previous payments under the TRAs that were calculated on the assumption that the disallowed tax savings were available.

We are a holding company and our principal assets are our interests in Worldpay Holding, and we depend on dividends, distributions and other payments from Worldpay Holding to meet any existing or future debt service and other obligations and to pay dividends, if any, and taxes and other expenses.

We are a holding company and conduct all of our operations through Worldpay Holding and its subsidiaries. We have no material assets other than our ownership of units of Worldpay Holding. To the extent that we need funds and Worldpay Holding is restricted from making distributions to us under applicable law or regulation, or by the terms of Worldpay Holding’s indebtedness, or Worldpay Holding is otherwise unable to provide such funds, it could materially adversely affect our liquidity and, consequently, our business, financial condition and results of operations.

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

•	the absence of cumulative voting in the election of directors;

•	super majority approval requirements for amending or repealing provisions in the amended and restated certificate of incorporation and bylaws;

•	a classified board of directors;

•	a prohibition on action by written consent of stockholders; and

•	advance notice requirements for stockholder proposals and nominations.

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

Risks Related to the Ownership of our Class A Common Stock or Depositary Interests

Future sales of our Class A common stock, securities convertible into or exchangeable for Class A common stock, or our Depositary Interests could depress the market price of our shares.

Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock. As of December 31, 2018, we had 300,454,590 shares of Class A common stock outstanding. Subject to compliance with applicable documentation, which includes the Exchange Agreement, Fifth Third Bank could acquire up to 10,252,826 shares of our Class A common stock. Pursuant to the Registration Rights Agreement, Fifth Third Bank is entitled to certain demand and “piggyback” registration rights and any shares of our Class A common stock that are sold by Fifth Third Bank pursuant to such a registration would become eligible for sale in the public market without restriction. In addition, we have filed registration statements on Form S-8 relating to an aggregate of 39,750,519 shares of our Class A common stock that we have issued or may issue in the future pursuant to employee benefit plans. These shares may be sold in the public market upon issuance and once vested, subject to the terms of the equity incentive plan and applicable award agreements.

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could adversely affect the trading price of our Class A common stock or Depositary Interests.
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
Furthermore, the additional scale of our operations since our acquisition of Worldpay Group plc, together with the complexity of the integration effort, may adversely affect our ability to report our financial results on a timely basis as we continue to implement modifications to our internal control systems, processes and information systems. Due to this complexity, there can be no assurances that changes to our internal control over financial reporting will be effective for any period, or on an ongoing basis. If we are unable to accurately report our financial results in a timely manner, or are unable to assert that our internal controls over financial reporting are effective, our business, financial condition and results of operations and the market perception thereof may be materially adversely affected.

The price of our Class A common stock may be volatile.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions could reduce the market price of our Class A common stock regardless of our results of operations. The trading price of our Class A common stock and the Depositary Interests is likely to be highly volatile and could be subject to wide price fluctuations in response to various factors, including, among other things, the risk factors described in this section of this Annual Report on Form 10-K, and other factors beyond our control.

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

We have entered into depositary arrangements to enable investors to settle and pay for our shares through CREST, which is the central securities depository in the U.K. The rights of holders of Depositary Interests will be governed by, among other things, the relevant provisions of the CREST Manual and the CREST Rules (as defined in the CREST Terms and Conditions issued by Euroclear UK & Ireland Limited (“EUI”)). As the registered holder, the Depositary will have the power to exercise voting and other rights conferred by Delaware law and the bylaws of Worldpay on behalf of the relevant holder. Consequently, the holders of Depositary Interests must rely on the Depositary to exercise such rights for the benefit of the holders of Depositary Interests. Although we have entered into arrangements whereby EUI makes a copy of the register of the names and addresses of holders of Depositary Interests available to the Company to enable it to send out notices of shareholder meetings and proxy forms to its holders of Depositary Interests and pursuant to EUI’s omnibus proxy arrangements, subject to certain requirements, the Depositary is be able to give each beneficial owner of a Depositary Interest the right to vote directly in respect of such owner’s underlying Worldpay Shares, there can be no assurance that such information, and consequently, all such rights and, entitlements, will at all times be duly and timely passed on or that such proxy arrangements will be effective.

There is currently a limited U.K. market for the Depositary Interests, which could adversely affect the liquidity and price of the Depositary Interests.

Because of the relatively low trading volume of the Depositary Interests listed on the London Stock Exchange (“LSE”), investors in the United Kingdom may have a limited ability to dispose of their Worldpay shares. Although our current intention is that the Depositary Interests will continue to trade on the LSE, we cannot assure investors that this will always be the case. In addition, an active U.K. trading market for the Depositary Interests may never develop or, if developed, may not be maintained. Investors, particularly investors outside of the United States, may be unable to sell their Depositary Interests unless a market can be established and maintained, and if we subsequently obtain a further listing on an exchange in addition to, or in lieu of, the LSE, the level of liquidity of the Depositary Interests may decline.

Our Class A common stock and the Depositary Interests are listed on two separate markets and investors seeking to take advantage of price differences between such markets may create unexpected volatility in our share price. In addition, investors may not be able to easily move shares for trading between such markets.

Shares of our Class A common stock and the Depositary Interests are listed and traded on the NYSE and the LSE, respectively. While our shares are traded on both markets, price and volume levels could fluctuate significantly on either market, independent from the share price or trading volume on the other market. Investors could seek to sell or buy our shares to take advantage of any price differences between the two markets through a process referred to as arbitrage. Any arbitrage activity could create unexpected volatility in both the price of our shares on either exchange and in the volume of our shares available for trading on either market. In addition, holders of our shares in either jurisdiction will not immediately be able to transfer such shares for trading on the other market without effecting necessary procedures with our transfer agents/registrars. This could result in time delays and additional cost for our Shareholders.

The standard listing of our shares affords investors a lower level of regulatory protection than a premium listing.

The Depositary Interests are admitted to the standard segment of the Official List of the LSE. A standard listing affords investors in Worldpay a lower level of regulatory protection than that afforded to investors in a company with a premium listing, which is subject to additional obligations under the Listing Rules. A standard listing also does not permit us to gain a FTSE UK Index Series indexation (which includes the FTSE 100 and FTSE 250 indices), which may have an adverse effect on the price of the Depositary Interests.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our principal place of business in the United States (“U.S.”) is our corporate headquarters located at 8500 Governor’s Hill Drive, Symmes Township, Cincinnati, Ohio 45249.

In addition to our corporate headquarters, as of December 31, 2018 we leased operational, sales, and administrative facilities in the U.S. in Arizona, California, Colorado, Georgia, Illinois, Massachusetts, Michigan, Pennsylvania and Texas and owned a facility in Colorado. We leased data center facilities in Kentucky and Michigan. As a result of the Legacy Worldpay acquisition, we also leased operational, sales and administrative facilities in Argentina, Australia, Brazil, Canada, China, India, Japan, Netherlands, Singapore and the United Kingdom.

We believe that our facilities are suitable and adequate for our business as presently conducted, however, we periodically review our facility requirements and may acquire new space to meet the needs of our business or consolidate and dispose of facilities that are no longer required.

Item 3. Legal Proceedings

From time to time, we are involved in various litigation matters arising in the ordinary course of our business. While it is impossible to ascertain the ultimate resolution or range of financial liability with respect to these contingent matters, management believes none of these matters, either individually or in the aggregate, would have a material adverse effect on us, except as discussed in Note 11 - Commitments, Contingencies and Guarantees in Part II, Item 8. See the information under Legal Reserve in Note 11 - Commitments, Contingencies and Guarantees, which we incorporate herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “WP” and as of January 16, 2018, on the London Stock Exchange (“LSE”) via a secondary standard listing under the symbol “WPY.” There is currently no established public trading market for our Class B common stock.

As of January 31, 2019, there were approximately 285 holders of record of our Class A common stock on the NYSE and 367 on the LSE, respectively, and one holder of our Class B common stock.

Issuer Purchases of Equity Securities

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
October 1, 2018 to October 31, 2018	97,195	$95.90	—	$243.2
November 1, 2018 to November 30, 2018	1,795,130	$83.69	1,791,967	$93.2
December 1, 2018 to December 31, 2018	—	$—	—	$93.2

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

(2)
On October 25, 2016, our board of directors authorized a program to repurchase up to an additional $250 million of our Class A common stock. During the three months ended December 31, 2018, we repurchased approximately 1.8 million shares of Class A common stock under this program. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted. On February 20, 2019, the board of directors authorized a program to repurchase up to an additional $500 million of our Class A common stock bringing our total share repurchase availability to $593 million.

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

Worldpay Holding paid aggregate tax distributions to Fifth Third Bank of $2.9 million, $18.8 million and $8.7 million, respectively, for the years ended December 31, 2018, 2017 and 2016, pursuant to the terms of the Amended and Restated Worldpay Holding Limited Liability Company Agreement. Worldpay Holding will continue to make tax distributions to Fifth Third in accordance with the Amended and Restated Worldpay Holding Limited Liability Company Agreement.

Additionally, Worldpay Holding paid distributions to a bank partner relating to its joint venture of $7.6 million, $3.8 million and $4.2 million, respectively, for the years ended December 31, 2018, 2017 and 2016.

Stock Performance Graph

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for our Class A common stock, the S&P 500 Index and the S&P Information Technology Index. Data for the S&P 500 Index and the S&P Information Technology Index assume reinvestment of dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Worldpay, Inc., the S&P 500 Index, and the S&P Information Technology Index

*$100 invested on 12/31/13 in stock or in index, including reinvestment of dividends.
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

Item 6. Selected Financial Data

The following table sets forth our historical financial and other data for the periods and as of the dates indicated. We derived the statement of income data for the years ended December 31, 2018, 2017 and 2016 and our balance sheet data as of December 31, 2018 and 2017 from our audited financial statements for such periods included elsewhere in this Annual Report on Form 10-K. The statement of income data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

The results indicated below are not necessarily indicative of our future performance. You should read this information together with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except share data)
Statement of income data:
Revenue	$3,925.4	$4,026.5	$3,579.0	$3,159.9	$2,577.2
Network fees and other costs(1)	—	1,903.2	1,674.2	1,478.2	1,174.7
Sales and marketing	1,131.7	669.5	582.3	503.9	396.3
Other operating costs	698.0	318.7	294.2	284.1	242.4
General and administrative	662.1	295.1	189.7	182.4	174.0
Depreciation and amortization	1,095.0	318.5	270.1	276.9	275.1
Income from operations	338.6	521.5	568.5	434.4	314.7
Interest expense-net	(304.9)	(140.6)	(109.5)	(105.7)	(79.7)
Non-operating (expense) income	(41.8)	432.8	(36.3)	(31.3)	0.2
(Loss) income before applicable income taxes	(8.1)	813.7	422.7	297.4	235.2
Income tax (benefit) expense	(27.7)	631.0	141.8	88.2	66.2
Net income	19.6	182.7	280.9	209.2	169.0
Less: Net income attributable to non-controlling interests	(6.8)	(52.6)	(67.7)	(61.3)	(43.7)
Net income attributable to Worldpay, Inc.	$12.8	$130.1	$213.2	$147.9	$125.3
Net income per share attributable to Worldpay, Inc. Class A common stock:
Basic	$0.04	$0.81	$1.37	$1.02	$0.88
Diluted	$0.04	$0.80	$1.32	$0.95	$0.75
Shares used in computing net income per share of Class A common stock:
Basic	292,992,892	161,293,062	156,043,636	145,044,577	141,936,933
Diluted	295,214,282	162,807,146	162,115,549	200,934,442	199,170,813

The results for the year ended December 31, 2018 presented in the table above include Legacy Worldpay beginning on January 16, 2018.

(1)	See Note 2 - Revenue Recognition in “Item 8 - Financial Statements and Supplementary Data” which addresses the change in presentation.

	As of December 31,
	2018	2017	2016	2015	2014
	(in millions)
Balance sheet data:
Cash and cash equivalents	$196.5	$126.5	$139.1	$197.1	$411.6
Total assets	24,888.5	8,667.0	7,044.0	6,465.4	6,336.1
Total long-term liabilities	8,795.3	6,232.0	3,747.7	3,945.0	4,072.2
Non-controlling interests	349.6	68.1	291.6	272.3	397.6
Total equity	10,204.0	600.6	1,607.3	1,225.1	1,300.6

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

Overview

Worldpay, Inc. is a leading payments technology company. We process over 40 billion transactions annually, supporting more than 300 payment types across 146 countries and 126 currencies. According to the Nilson Report, we are the largest merchant acquirer globally by number of transactions, and the largest PIN debit acquirer by number of transactions in the United States.

We are a payments innovator, differentiated by our global reach, innovative technology and tailored solutions. Our leading competitive position and differentiated solutions have enabled us to achieve unique advantages in fast-growing and strategically-important segments of the payments market, including unrivaled capabilities in global eCommerce, a first-mover advantage in U.S. Integrated Payments, and Enterprise payments and data security solutions in business-to-business (B2B) payments. See Item 1 - Business for a more detailed discussion of the business overview.

Share Repurchase Authorization

In October 2016, our board of directors authorized a program to repurchase up to an additional $250 million of our Class A common stock. We currently have approximately $93 million of share repurchase authority remaining as of December 31, 2018 under this authorization. On February 20, 2019, our board of directors authorized a program to repurchase up to an additional $500 million of our Class A common stock bringing our total share repurchase availability to $593 million.

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

Please see Note 3 - Business Combinations in “Item 8 - Financial Statements and Supplementary Data” for more information about these acquisitions.

Our Segments, Revenue and Expenses

Technology Solutions

Technology Solutions provides merchant acquiring, payment processing and related services to a diverse set of merchants that primarily accept payments through eCommerce and integrated payment solutions.

Merchant Solutions

Merchant Solutions provides merchant acquiring, payment processing and related services to a diverse set of merchants that primarily accept payments through an omni-channel solution including terminal based.

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

Net Revenue

For the year ended December 31, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of our adoption of ASC 606 on January 1, 2018. Net revenue is revenue, less network fees and other costs and reflects revenue generated from the services we provide to our clients. Management uses net revenue to assess our operating performance. We believe that net revenue, when reviewed together with revenue, is meaningful to our investors in order to understand our performance.

Expenses

Set forth below is a brief description of the components of our expenses:

•
Network fees and other costs primarily consist of pass through expenses incurred by us in connection with providing processing services to our clients, including Visa and Mastercard network association fees and payment network fees and only relates to the years ended December 31, 2017 and 2016. Following our adoption of ASC 606 on January 1, 2018, network fees and other costs are presented net within revenue.

•
Sales and marketing expense primarily consists of salaries, commissions and benefits paid to sales personnel, sales management and other sales and marketing personnel, amortization of capitalized commission fees, payments made to multiple referral partners and advertising and promotional costs.

•
Other operating costs primarily consist of compensation and benefits paid to operational and IT personnel, costs associated with operating our technology platform and data centers, information technology costs for processing transactions, product development costs, software fees and maintenance costs.

•
General and administrative expenses primarily consist of compensation and benefits paid to executive management and administrative employees, including finance, human resources, product, legal and risk management, share-based compensation costs, office equipment, occupancy costs and consulting costs.

•	Depreciation and amortization expense consists of our depreciation expense related to investments in property, equipment and software as well as amortization of intangible assets.

•	Interest expense—net consists primarily of interest on borrowings less interest income earned on our cash and cash equivalents.

•	Income tax expense (benefit) represents foreign, federal, state and local taxes based on income/loss.

•
Non-operating income (expense) primarily consists of other income and expense items outside of the Company’s normal operations. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in “Item 8 - Financial Statements and Supplementary Data” for more details.

Non-Controlling Interest

As a result of the non-controlling ownership interests in Worldpay Holding held by Fifth Third, our results of operations include net income attributable to non-controlling interests. Future sales or redemptions of ownership interests in Worldpay Holding by Fifth Third will continue to reduce the amount recorded as non-controlling interest and increase net earnings attributable to our Class A stockholders. In addition, net income attributable to non-controlling interests includes the non-controlling interest related to a joint venture with a bank partner. See Note 10 - Capital Stock and Controlling and Non-controlling Interests in “Item 8 - Financial Statements and Supplementary Data” for more information.

Factors and Trends Impacting Our Business and Results of Operations

The majority of our revenues are generated by services priced as a percentage of the transaction value, a specified fee per transaction or a fixed fee, or a combination. We also generate revenue based on products and specific value-added services that may or may not be related to the volume or number of transactions. These revenues depend upon a number of factors, such as demand for and price of our products and services, the technological competitiveness of our offerings, our reputation for providing timely and reliable products and services, competition within our industry and general economic conditions.

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

Non-GAAP Adjustments

Transition, Acquisition and Integration Costs

In connection with our acquisitions, we incur costs associated with acquisitions and related integration activities, consisting primarily of consulting fees for advisory, conversion and integration services and related personnel costs. Also included in these expenses are costs related to employee termination benefits and other transition activities. These transition, acquisition and integration costs are included in other operating costs and general and administrative expenses.

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

Non-operating Income (Expense)

Non-operating income (expense) primarily consist other income and expense items outside of the Company’s normal operations. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in “Item 8 - Financial Statements and Supplementary Data” for more details.

Tax Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interest not being taxed at the statutory corporate tax rate. For purposes of calculating the adjusted net income, income tax expense is adjusted accordingly to reflect an effective tax rate assuming conversion of Fifth Third’s non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted effective tax rate for the year ended December 31, 2018 is approximately 19.8% and includes the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017 (“Tax Reform”) on U.S. federal taxes and the inclusion of international jurisdictions due to the acquisition of Legacy Worldpay. The adjusted effective tax rate was 34.0% for the year ended December 31, 2017.

Other Tax Adjustments

In addition to the adjustment described above, income tax expense is also adjusted for the cash tax benefits resulting from certain tax attributes, primarily the amortization of tax intangible assets resulting from or acquired with our acquisitions, the tax basis step up associated with our separation from Fifth Third and the purchase or exchange of units of Worldpay Holding, net of payment obligations under tax receivable agreements (“TRAs”). The estimate of the cash tax benefits is based on the consistent and highly predictable realization of the underlying tax attributes.

The following table provides a schedule of the tax adjustments discussed above which are reflected in the adjusted net income table below (in millions):

	Year Ended December 31,
	2018 (d)	2017
TRA Tax Benefits (a)	$9.2	$5.4
Acquired Tax Benefits (b)	89.8	124.9
Adjusted Tax Benefits (c)	$99.0	$130.3

(a)	Represents the 15% benefit that we retain for the shared tax benefits related to the TRAs.

(b)	Represents the tax benefits wholly owned by us, acquired through acquisition or termination of TRAs in which we retain 100% of the benefit.

(c)	Represents the net cash tax benefit retained by us from the use of the tax attributes, as reflected in the Tax Adjustments.

(d)	The tax benefits for the year ended December 31, 2018 were impacted by the Tax Reform.

The table below provides a reconciliation of GAAP income before applicable income taxes to the adjusted net income for the years ended December 31, 2018 and 2017 (in millions):

	Year Ended December 31,
	2018	2017
(Loss) income before applicable income taxes	$(8.1)	$813.7
Non-GAAP Adjustments:
Transition, acquisition and integration costs	336.7	130.1
Share-based compensation	124.8	47.9
Intangible amortization	938.4	217.8
Non-operating expenses (income)	41.8	(432.8)
Non-GAAP Adjusted Income Before Applicable Taxes	1,433.6	776.7
Less: Tax Adjustments
Adjusted tax expense	184.9	133.8
JV non-controlling interest	2.0	1.8
Adjusted Net Income	$1,246.7	$641.1

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented (in millions).

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$3,925.4	$4,026.5	$(101.1)	NM
Network fees and other costs	—	1,903.2	(1,903.2)	NM
Net revenue(1)	3,925.4	2,123.3	1,802.1	85%
Sales and marketing	1,131.7	669.5	462.2	69
Other operating costs	698.0	318.7	379.3	119
General and administrative	662.1	295.1	367.0	124
Depreciation and amortization	1,095.0	318.5	776.5	244
Income from operations	$338.6	$521.5	$(182.9)	(35)%

(1)
For the year ended December 31, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of our adoption of ASC 606 on January 1, 2018.

As a Percentage of Net Revenue	Year Ended December 31,
	2018	2017
Net revenue	100.0%	100.0%
Sales and marketing	28.8	31.5
Other operating costs	17.8	15.0
General and administrative	16.9	13.9
Depreciation and amortization	27.9	15.0
Income from operations	8.6%	24.6%

Fiscal Year Ended December 31, 2018 Compared to Fiscal Year Ended December 31, 2017

The Net Revenue, Sales and Marketing, Other Operating Costs and General and Administrative disclosures below exclude Legacy Worldpay results prior to the January 16, 2018 acquisition date for the year ended December 31, 2018 as well as Legacy Worldpay results for the year ended December 31, 2017.

Net Revenue

Net revenue increased 85% to $3,925.4 million for the year ended December 31, 2018 from $2,123.3 million for the year ended December 31, 2017. The prior year period excludes $1,498.1 million of Legacy Worldpay generated net revenue prior to our acquisition. Additionally, continued strong growth in our Technology Solutions segment also contributed to the increase.

Sales and Marketing

Sales and marketing expense increased 69% to $1,131.7 million for the year ended December 31, 2018 from $669.5 million for the year ended December 31, 2017. The prior year period excludes $377.8 million of Legacy Worldpay generated sales and marketing expense prior to our acquisition. Additionally, higher residual payments to referral partners as a result of increased revenue in both our Technology Solutions and Merchant Solutions segments also contributed to the increase.

Other Operating Costs

Other operating costs increased 119% to $698.0 million for the year ended December 31, 2018 from $318.7 million for the year ended December 31, 2017. When excluding transition, acquisition and integration costs, other operating costs increased 104% to $620.1 million for the year ended December 31, 2018 from $303.9 million for the year ended December 31, 2017. The prior year period excludes $272.0 million of Legacy Worldpay generated other operating costs when excluding transition, acquisition and integration costs prior to our acquisition.

General and Administrative

General and administrative expenses increased 124% to $662.1 million for the year ended December 31, 2018 from $295.1 million for the year ended December 31, 2017. When excluding transition, acquisition and integration costs, which include a $41.5 million charge in 2017 related to a settlement agreement stemming from legacy litigation of an acquired company, as well as share-based compensation, general and administrative costs increased 111% to $278.5 million for the year ended December 31, 2018 from $131.9 million for the year ended December 31, 2017. The prior year period excludes $174.2 million of Legacy Worldpay generated general and administrative expenses when excluding transition, acquisition and integration costs prior to our acquisition.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased to $273.1 million for the year ended December 31, 2018 from $95.9 million for the year ended December 31, 2017. The increase is primarily attributable to our acquisition of Legacy Worldpay.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $821.9 million for the year ended December 31, 2018 from $222.6 million for the year ended December 31, 2017. The increase is primarily attributable to an increase in amortization of customer relationship intangible assets as a result of recent acquisitions.

Income from Operations

Income from operations decreased 35% to $338.6 million for the year ended December 31, 2018 from $521.5 million for the year ended December 31, 2017.

Interest Expense—Net

Interest expense—net increased to $304.9 million for the year ended December 31, 2018 from $140.6 million for the year ended December 31, 2017. The increase in interest expense—net is primarily attributable to debt issued to fund the acquisition of Legacy Worldpay.

Non-Operating (Expense) Income

Non-operating expense was $41.8 million for the year ended December 31, 2018, primarily consisting of expenses relating to our financing arrangements entered into in connection with the Legacy Worldpay acquisition, repricing of our debt and the change in fair value of the Mercury Payment Systems, LLC (“Mercury”) TRA, partially offset by a gain on the settlement of a deal contingent forward entered into in connection with our acquisition of Legacy Worldpay. Non-operating income was $432.8 million for the year ended December 31, 2017, primarily consisting of a gain relating to the impact to the TRA liability as a result of Tax Reform being enacted on December 22, 2017 and an unrealized gain relating to the change in fair value of a deal contingent forward entered into in connection with the acquisition of Legacy Worldpay, partially offset by the change in fair value of the Mercury TRA.

Income Tax (Benefit) Expense

Income tax benefit for the year ended December 31, 2018 was $27.7 million compared to expense of $631.0 million for the year ended December 31, 2017. The reduction in tax expense is primarily related to the 2018 impact of reduced pretax income at a lower federal tax rate and the 2017 tax expense related to the impact of Tax Reform.

Segment Results

The following tables provide a summary of the components of segment profit for our three segments for the years ended December 31, 2018 and 2017 (in millions):

The disclosures below exclude Legacy Worldpay results prior to the January 16, 2018 acquisition date for the year ended December 31, 2018 as well as Legacy Worldpay results for the year ended December 31, 2017.

Technology Solutions

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$1,601.4	$1,264.5	$336.9	NM
Network fees and other costs(1)	—	454.9	(454.9)	NM
Net Revenue	1,601.4	809.6	791.8	98%
Sales and marketing	422.9	277.9	145.0	52
Segment profit	$1,178.5	$531.7	$646.8	122%

(1)
For the year ended December 31, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of the Company’s adoption of ASC 606 on January 1, 2018.

Net Revenue

Net revenue in this segment increased 98% to $1,601.4 million for the year ended December 31, 2018 from $809.6 million for the year ended December 31, 2017. The prior year period excludes $534.7 million of Legacy Worldpay generated net revenue prior to our acquisition. Additionally, strong transaction growth contributed to the increase in net revenue.

Sales and Marketing

Sales and marketing expense increased 52% to $422.9 million for the year ended December 31, 2018 from $277.9 million for the year ended December 31, 2017. The prior year period excludes $77.5 million of Legacy Worldpay generated sales and marketing expense prior to our acquisition. Additionally, higher residual payments to referral partners as a result of increased revenue also contributed to the increase.

Merchant Solutions

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$1,976.2	$2,303.1	$(326.9)	NM
Network fees and other costs(1)	—	1,325.2	(1,325.2)	NM
Net Revenue	1,976.2	977.9	998.3	102%
Sales and marketing	683.7	368.6	315.1	85
Segment profit	$1,292.5	$609.3	$683.2	112%

(1)
For the year ended December 31, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of the Company’s adoption of ASC 606 on January 1, 2018.

Net Revenue

Net revenue in this segment increased 102% to $1,976.2 million for the year ended December 31, 2018 from $977.9 million for the year ended December 31, 2017. The prior year period excludes $956.2 million of Legacy Worldpay generated net revenue prior to our acquisition.

Sales and Marketing

Sales and marketing expense increased 85% to $683.7 million for the year ended December 31, 2018 from $368.6 million for the year ended December 31, 2017. The prior year period excludes $298.3 million of Legacy Worldpay generated sales and marketing expense prior to our acquisition. Additionally, higher residual payments to referral partners as a result of increased revenue also contributed to the increase.

Issuer Solutions

	Year Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$347.8	$458.9	$(111.1)	NM
Network fees and other costs(1)	—	123.1	(123.1)	NM
Net Revenue	347.8	335.8	12.0	4%
Sales and marketing	25.1	23.0	2.1	9
Segment profit	$322.7	$312.8	$9.9	3%

(1)
For the year ended December 31, 2018 net revenue is equivalent to gross revenue since network fees and other costs are netted against gross revenue as the result of the Company’s adoption of ASC 606 on January 1, 2018.

Net Revenue

Net revenue in this segment increased 4% to $347.8 million for the year ended December 31, 2018 from $335.8 million for the year ended December 31, 2017.

Sales and Marketing

Sales and marketing expense increased 9% to $25.1 million for the year ended December 31, 2018 from $23.0 million for the year ended December 31, 2017.

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

The following tables set forth our statements of income in dollars and as a percentage of net revenue for the periods presented (in millions).

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenue	$4,026.5	$3,579.0	$447.5	13%
Network fees and other costs	1,903.2	1,674.2	229.0	14
Net revenue	2,123.3	1,904.8	218.5	11
Sales and marketing	669.5	582.3	87.2	15
Other operating costs	318.7	294.2	24.5	8
General and administrative	295.1	189.7	105.4	56
Depreciation and amortization	318.5	270.1	48.4	18
Income from operations	$521.5	$568.5	$(47.0)	(8)%

As a Percentage of Net Revenue	Year Ended December 31,
	2017	2016
Net revenue	100.0%	100.0%
Sales and marketing	31.5	30.6
Other operating costs	15.0	15.4
General and administrative	13.9	10.0
Depreciation and amortization	15.0	14.2
Income from operations	24.6%	29.8%

Revenue

Revenue increased 13% to $4,026.5 million for the year ended December 31, 2017 from $3,579.0 million for the year ended December 31, 2016. The increase was due primarily to revenue growth in our Technology Solutions and Merchant Solutions segments offset by a slight decrease in revenue in our Issuer Solutions segment.

Network Fees and Other Costs

Network fees and other costs increased 14% to $1,903.2 million for the year ended December 31, 2017 from $1,674.2 million for the year ended December 31, 2016. The increase was due to a combination of transaction growth and higher network fees.

Net Revenue

Net revenue, which is revenue less network fees and other costs, increased 11% to $2,123.3 million for the year ended December 31, 2017 from $1,904.8 million for the year ended December 31, 2016 due to the factors discussed above.

Sales and Marketing

Sales and marketing expense increased 15% to $669.5 million for the year ended December 31, 2017 from $582.3 million for the year ended December 31, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in our Technology Solutions and Merchant Solutions segments in connection with the continued penetration of small and mid-sized merchants.

Other Operating Costs

Other operating costs increased 8% to $318.7 million for the year ended December 31, 2017 from $294.2 million for the year ended December 31, 2016. When excluding transition, acquisition and integration costs, other operating costs increased 6% to $303.9 million for the year ended December 31, 2017 from $285.4 million for the year ended December 31, 2016. The increase was primarily attributable to an increase in the information technology and operation costs, in support of our revenue growth as well as $8.9 million relating to the acquisition of Paymetric.

General and Administrative

General and administrative expenses increased 56% to $295.1 million for the year ended December 31, 2017 from $189.7 million for the year ended December 31, 2016. When excluding transition, acquisition and integration costs, which include a $41.5 million charge related to a settlement agreement stemming from legacy litigation of an acquired company, as well as share-based compensation, general and administrative costs increased 5% to $131.9 million for the year ended December 31, 2017 from $125.2 million for the year ended December 31, 2016.

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

Interest Expense—Net

Interest expense—net increased to $140.6 million for the year ended December 31, 2017 from $109.5 million for the year ended December 31, 2016. The increase in interest expense - net is primarily attributable to our October 2016 debt refinancing, which resulted in an increase in the amount of outstanding debt, our recent incremental Term B loan and an increase in interest rates.

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

Income Tax Expense

Income tax expense for the year ended December 31, 2017 was $631.0 million compared to $141.8 million for the year ended December 31, 2016, reflecting effective rates of 77.5% and 33.5%, respectively. The increase in income tax expense was primarily attributable to tax expense of $363.6 million as a result of an adjustment to deferred taxes for the change in tax rates resulting from Tax Reform being enacted on December 22, 2017.

Segment Results

The following tables provide a summary of the components of segment profit for our three segments for the years ended December 31, 2017 and 2016 (in millions).

Technology Solutions

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenue	$1,264.5	$991.7	$272.8	28%
Network fees and other costs	454.9	358.6	96.3	27
Net revenue	809.6	633.1	176.5	28
Sales and marketing	277.9	212.5	65.4	31
Segment profit	$531.7	$420.6	$111.1	26%

Net Revenue

Net revenue in this segment increased 28% to $809.6 million for the year ended December 31, 2017 from $633.1 million for the year ended December 31, 2016. The increase during the year ended December 31, 2017 was primarily associated with our continued penetration of small and mid-sized merchants and $35.7 million in net revenue from the Paymetric acquisition.

Sales and Marketing

Sales and marketing expense increased 31% to $277.9 million for the year ended December 31, 2017 from $212.5 million for the year ended December 31, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in connection with the continued penetration of small and mid-sized merchants.

Merchant Solutions

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenue	$2,303.1	$2,091.3	$211.8	10%
Network fees and other costs	1,325.2	1,178.4	146.8	12
Net revenue	977.9	912.9	65.0	7
Sales and marketing	368.6	345.5	23.1	7
Segment profit	$609.3	$567.4	$41.9	7%

Net Revenue

Net revenue in this segment increased 7% to $977.9 million for the year ended December 31, 2017 from $912.9 million for the year ended December 31, 2016. The increase during the year ended December 31, 2017 was primarily associated with our continued penetration of small and mid-sized merchants.

Sales and Marketing

Sales and marketing expense increased 7% to $368.6 million for the year ended December 31, 2017 from $345.5 million for the year ended December 31, 2016. The increase was primarily attributable to higher residual payments to referral partners as a result of increased revenue in connection with the continued penetration of small and mid-sized merchants.

Issuer Solutions

	Year Ended December 31,
	2017	2016	$ Change	% Change
Revenue	$458.9	$496.0	$(37.1)	(7)%
Network fees and other costs	123.1	137.2	(14.1)	(10)
Net revenue	335.8	358.8	(23.0)	(6)
Sales and marketing	23.0	24.3	(1.3)	(5)
Segment profit	$312.8	$334.5	$(21.7)	(6)%

Net Revenue

Net revenue in this segment decreased 6% to $335.8 million for the year ended December 31, 2017 from $358.8 million for the year ended December 31, 2016. The decrease during the year ended December 31, 2017 was due to the deconversion of a major client and approximately $8.1 million relating to compression from the Fifth Third contract renewal.

Sales and Marketing

Sales and marketing expense decreased 5% to $23.0 million for the year ended December 31, 2017 from $24.3 million for the year ended December 31, 2016.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under our TRA agreements, debt service and acquisitions. As of December 31, 2018, our principal sources of liquidity consisted of $196.5 million of cash and cash equivalents and $1.20 billion of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including capital leases, was $7.9 billion as of December 31, 2018.

We have approximately $93 million of share repurchase authority remaining as of December 31, 2018 under a program authorized by the board of directors in October 2016 to repurchase up to an additional $250 million of our Class A common stock. On February 20, 2019, our board of directors authorized a program to repurchase up to an additional $500 million of our Class A common stock bringing our total share repurchase availability to $593 million.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016 (in millions). The years ended December 31, 2018 and 2017 reflect restricted cash as a result of the early adoption of a new accounting pronouncement in 2017. Additionally, the year ended December 31, 2016 has been adjusted as a result of the early adoption of a new accounting pronouncement in 2017.

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$936.3	$784.8	$645.1
Net cash provided by (used in) investing activities	1,073.7	(684.1)	(570.1)
Net cash (used in) provided by financing activities	(508.7)	1,032.4	(133.0)

Cash Flow from Operating Activities

Net cash provided by operating activities was $936.3 million for the year ended December 31, 2018 as compared to $784.8 million for the year ended December 31, 2017. The increase reflects an adjustment to add back increased depreciation and amortization expense offset by a decrease in earnings and increased net cash outflow due to changes in working capital.

Net cash provided by operating activities was $784.8 million for the year ended December 31, 2017 as compared to $645.1 million for the year ended December 31, 2016. The increase is due primarily to changes in accounts receivable and net settlement assets and obligations. Settlement assets and obligations can fluctuate due to seasonality as well as day of the month end.

Cash Flow from Investing Activities

Net cash provided by investing activities was $1,073.7 million for the year ended December 31, 2018 as compared to net cash used of $684.1 million for the year ended December 31, 2017. The change is the result of cash acquired relating to the to the acquisition of Legacy Worldpay.

Net cash used in investing activities was $684.1 million for the year ended December 31, 2017 as compared to $570.1 million for the year ended December 31, 2016. The increase was primarily due to the acquisition of Paymetric.

Cash Flow from Financing Activities

Net cash used in financing activities was $508.7 million for the year ended December 31, 2018 as compared to net cash provided of $1,032.4 million for the year ended December 31, 2017. Cash used in financing activities during the year ended December 31, 2018 consisted primarily of the repayment of debt and capital leases, settlement and payments related to tax receivable agreements and addendums and payment of debt issuance costs, offset by incremental borrowings.

Net cash provided by financing activities was $1,032.4 million for the year ended December 31, 2017 as compared to net cash used of $133.0 million for the year ended December 31, 2016. Cash provided by financing activities during the year ended December 31, 2017 consisted primarily of proceeds from the issuance of additional seven-year term B loans, proceeds from the issuance of senior unsecured notes and borrowings under our revolving credit facility, partially offset by the purchase of Class A common stock from Fifth Third, repayment of debt and capital leases, payments under tax receivable agreements and addendums, and distributions to non-controlling interests.

Credit Facilities

At December 31, 2018, we have $7,847.8 million of outstanding debt, which includes $50.0 million of outstanding borrowings under our revolving credit facility. See additional discussion in Note 7 - Long-Term Debt in “Item 8 - Financial Statements and Supplementary Data.”

We are required to maintain a leverage ratio no greater than established thresholds (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the below table.

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
December 31, 2018 to September 30, 2019	5.75 to 1.00	4.00 to 1.00
December 31, 2019 to September 30, 2020	5.00 to 1.00	4.00 to 1.00
December 31, 2020 and thereafter	4.25 to 1.00	4.00 to 1.00

As of December 31, 2018, we were in compliance with these covenants with a leverage ratio of 3.99 to 1.00 and an interest coverage ratio of 6.58 to 1.00.

Interest Rate Swaps and Caps

As of December 31, 2018, we have interest rate swaps and interest rate cap agreements that were designated as cash flow hedges of interest rate risk. The currently effective interest rate swaps and caps hedge $2.7 billion of our approximately $6.1 billion of variable rate debt outstanding as of December 31, 2018. The Company also has designated a portion of its Euro denominated debt and 100% of its GBP denominated debt as net investment hedges. See Note 9 - Derivatives and Hedging Activities in “Item 8 - Financial Statements and Supplementary Data” for more information about the interest rate swaps and caps.

Tax Receivable Agreements

As of December 31, 2018, we are party to two TRAs in which we agree to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions. The outstanding balance as of December 31, 2018 was $663.9 million. See additional discussion in Note 8 - Tax Receivable Agreements in “Item 8 - Financial Statements and Supplementary Data.”

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2018 (in millions):

		Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$178.5	$27.8	$44.9	$34.6	$71.2
Capital leases	61.0	24.5	31.2	5.3	—
Borrowings(1)	9,176.9	1,021.4	1,058.8	4,213.8	2,882.9
Purchase commitments(2)(3)	374.5	207.5	117.4	36.8	12.8
Obligations under TRAs(4)	663.2	74.7	60.6	66.1	461.8
Total	$10,454.1	$1,355.9	$1,312.9	$4,356.6	$3,428.7

(1)
Represents principal and variable interest payments due under our senior unsecured notes, senior secured credit facilities and the loan agreement for our corporate headquarters facility as of December 31, 2018. Interest payments are approximately as follows: $282.6 million for less than 1 year; $536.5 million for 1 - 3 years; $366.8 million for 3 - 5 years and $130.3 million for more than 5 years. Variable interest payments were calculated using interest rates as of December 31, 2018. The $520.1 million paydown in January 2019 of the remaining outstanding balance of our Term B-3 Loan, as discussed in Note 7 - Long-term Debt in “Item 8 - Financial Statements and Supplementary Data,” has been reflected.

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

(4)
Represents estimated TRA payments to various parties and cash payments to exercise the call options pursuant to which certain additional obligations of the Company under the Fifth Third and Mercury TRAs would be terminated. See Note 8 - Tax Receivable Agreements in “Item 8 - Financial Statements and Supplementary Data” for more details.

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

Except for the adoption of Accounting Standards Update 2014-09, Revenue From Contracts With Customers (Topic 606) on January 1, 2018 as discussed in Note 2 - Revenue Recognition in “Item 8 - Financial Statements and Supplementary Data”, we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2017. The accounting policies we believe to be most critical to understanding our financial results and condition and that require complex and subjective management judgments are discussed below.

Business Combinations

At the date of acquisition, in accordance with ASC 805, Business Combinations, we record the assets and liabilities of the acquired companies on the Consolidated Statements of Financial Position at their estimated fair value. The results of operations for acquired companies are included in our Consolidated Statements of Income beginning at the acquisition date. Expenses arising from acquisition activities are recorded in our Consolidated Statements of Income during the period incurred. The difference between the purchase price and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that fair value of the goodwill within the reporting unit is less than its carrying value. We performed our most recent annual goodwill impairment test for all reporting units as of July 31, 2018 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units were substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of December 31, 2018.

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

As discussed in Note 9 - Derivatives and Hedging Activities in “Item 8 - Financial Statements and Supplementary Data” we currently have outstanding interest rate swaps and caps which hedge a portion of our outstanding debt.

Based on the amount outstanding under our senior secured credit facilities at December 31, 2018, a change in one percentage point in variable interest rates, after the effect of our interest rate swaps and caps effective at December 31, 2018, would cause an increase or decrease in interest expense of $34.6 million on an annual basis.

Foreign Currency Risk

We are subject to foreign currency risk as a result of our investments in foreign entities and revenues and expenses generated in currencies other than the U.S. dollar. As discussed in Note 9 - Derivatives and Hedging Activities in “Item 8 - Financial Statements and Supplementary Data” we currently have net investment hedges in place to mitigate foreign currency risk. For the year ended December 31, 2018, currency rate fluctuations calculated by converting revenues and expenses for the current year in local currency, using the January 16, 2018 Legacy Worldpay acquisition date as the prior period rates, had an immaterial effect on our revenues and operating income. Additionally, foreign exchange rate fluctuations were not applicable for the years ended December 31, 2017 and 2016 since the Legacy Worldpay acquisition did not take place until 2018.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Worldpay, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Worldpay, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in the year ended December 31, 2018 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).
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
February 26, 2019

We have served as the Company's auditor since 2009.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$3,925.4	$4,026.5	$3,579.0
Network fees and other costs(1)	—	1,903.2	1,674.2
Sales and marketing	1,131.7	669.5	582.3
Other operating costs	698.0	318.7	294.2
General and administrative	662.1	295.1	189.7
Depreciation and amortization	1,095.0	318.5	270.1
Income from operations	338.6	521.5	568.5
Interest expense—net	(304.9)	(140.6)	(109.5)
Non-operating (expense) income	(41.8)	432.8	(36.3)
(Loss) income before applicable income taxes	(8.1)	813.7	422.7
Income tax (benefit) expense	(27.7)	631.0	141.8
Net income	19.6	182.7	280.9
Less: Net income attributable to non-controlling interests	(6.8)	(52.6)	(67.7)
Net income attributable to Worldpay, Inc.	$12.8	$130.1	$213.2
Net income per share attributable to Worldpay, Inc. Class A common stock:
Basic	$0.04	$0.81	$1.37
Diluted	$0.04	$0.80	$1.32
Shares used in computing net income per share of Class A common stock:
Basic	292,992,892	161,293,062	156,043,636
Diluted	295,214,282	162,807,146	162,115,549

(1)	See Note 2 - Revenue Recognition, which addresses the change in presentation.

See Notes to Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$19.6	$182.7	$280.9
Other comprehensive (loss) income, net of tax:
(Loss) gain on foreign currency translation and hedging activities	(759.1)	10.9	4.0
Comprehensive (loss) income	(739.5)	193.6	284.9
Less: Comprehensive loss (income) attributable to non-controlling interests	18.2	(54.4)	(68.7)
Comprehensive (loss) income attributable to Worldpay, Inc.	$(721.3)	$139.2	$216.2

See Notes to Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In millions, except share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$196.5	$126.5
Accounts receivable—net	1,694.8	986.6
Settlement assets and merchant float	3,132.3	142.0
Prepaid expenses	80.0	33.5
Other	526.1	84.0
Total current assets	5,629.7	1,372.6
Property, equipment and software—net	1,074.1	473.7
Intangible assets—net	3,127.8	678.5
Goodwill	14,137.9	4,173.0
Deferred taxes	789.9	739.5
Proceeds from senior unsecured notes	—	1,135.2
Other assets	129.1	94.5
Total assets	$24,888.5	$8,667.0
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$1,188.7	$631.9
Settlement obligations	3,723.6	816.2
Current portion of notes payable	225.7	107.9
Current portion of tax receivable agreement obligations	73.1	245.5
Deferred income	25.1	18.9
Current maturities of capital lease obligations	22.7	8.0
Other	630.3	6.0
Total current liabilities	5,889.2	1,834.4
Long-term liabilities:
Notes payable	7,622.1	5,586.4
Tax receivable agreement obligations	590.8	535.0
Capital lease obligations	34.3	4.5
Deferred taxes	473.7	65.6
Other	74.4	40.5
Total long-term liabilities	8,795.3	6,232.0
Total liabilities	14,684.5	8,066.4
Commitments and contingencies (See Note 11 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 300,454,590 shares outstanding at December 31, 2018; 162,595,981 shares outstanding at December 31, 2017	—	—
Class B common stock, no par value; 100,000,000 shares authorized; 10,252,826 shares issued and outstanding at December 31, 2018; 15,252,826 shares issued and outstanding at December 31, 2017	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	10,135.3	55.4
Retained earnings	593.1	558.0
Accumulated other comprehensive (loss) income	(731.2)	2.9
Treasury stock, at cost; 3,574,553 shares at December 31, 2018 and 2,861,671 shares at December 31, 2017	(142.8)	(83.8)
Total Worldpay, Inc. equity	9,854.4	532.5
Non-controlling interests	349.6	68.1
Total equity	10,204.0	600.6
Total liabilities and equity	$24,888.5	$8,667.0

See Notes to Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$19.6	$182.7	$280.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,095.0	318.5	270.1
Amortization of customer incentives	27.4	24.3	25.8
Amortization and write-off of debt issuance costs	69.6	6.0	22.6
Gain on foreign currency forward	(35.9)	(33.1)	—
Share-based compensation expense	124.8	47.9	35.9
Deferred tax (benefit) expense	(91.1)	596.8	79.7
Excess tax benefit from share-based compensation	—	—	(12.2)
Tax receivable agreements non-cash items	(3.0)	(421.7)	(3.9)
Other	20.9	4.0	0.5
Change in operating assets and liabilities:
Accounts receivable	(172.3)	(38.9)	(212.9)
Net settlement assets and obligations	63.0	25.3	79.7
Prepaid and other assets	(64.7)	(25.7)	(3.0)
Accounts payable and accrued expenses	(141.0)	130.5	91.6
Other liabilities	24.0	(31.8)	(9.7)
Net cash provided by operating activities	936.3	784.8	645.1
Investing Activities:
Purchases of property and equipment	(304.9)	(110.8)	(118.2)
Acquisition of customer portfolios and related assets and other	(74.4)	(41.8)	(23.6)
Purchase of interest rate caps	(8.1)	—	(21.5)
Proceeds from foreign currency forward	71.5	—	—
Cash acquired (used) in acquisitions, net of cash used	1,389.6	(531.5)	(406.8)
Net cash provided by (used in) investing activities	1,073.7	(684.1)	(570.1)
Financing Activities:
Proceeds from issuance of long-term debt	2,951.8	1,270.0	3,234.4
Proceeds from issuance of senior unsecured notes	—	1,135.2	—
Borrowings on revolving credit facility	4,076.0	8,442.0	1,250.0
Repayment of revolving credit facility	(4,251.0)	(8,217.0)	(1,250.0)
Repayment of debt and capital lease obligations	(2,835.1)	(143.7)	(3,084.9)
Payment of debt issuance costs	(91.1)	(27.6)	(20.1)
Proceeds from issuance of Class A common stock under employee stock plans	23.8	14.5	15.4
Purchase and cancellation of Class A common stock	—	(1,268.0)	—
Repurchase of Class A common stock (including to satisfy tax withholding obligations)	(176.6)	(10.1)	(87.7)
Settlement of and payments under certain tax receivable agreements	(196.0)	(140.3)	(189.4)
Excess tax benefit from share-based compensation	—	—	12.2
Distribution to non-controlling interests	(10.5)	(22.6)	(12.9)
Net cash (used in) provided by financing activities	(508.7)	1,032.4	(133.0)
Net increase (decrease) in cash and cash equivalents	1,501.3	1,133.1	(58.0)
Cash and cash equivalents—Beginning of period	1,272.2	139.1	197.1
Effect of exchange rate changes on cash	(192.2)	—	—
Cash and cash equivalents—End of period	$2,581.3	$1,272.2	$139.1
Cash Payments:
Interest	$302.9	$123.1	$102.7
Income taxes	29.4	45.8	51.1
Non-cash Items:
Issuance of tax receivable agreements to related parties	120.9	647.5	171.2

See Notes to Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2018	$600.6	162.6	$—	15.3	$—	2.9	$(83.8)	$55.4	$558.0	$2.9	$68.1
Cumulative effect of accounting change	22.3	—	—	—	—	—	—	—	22.3	—	—
Net income	19.6	—	—	—	—	—	—	—	12.8	—	6.8
Issuance of Class A common stock for acquisition	10,364.8	133.6	—	—	—	0.8	(64.6)	10,429.4	—	—	—
Issuance of Class A common stock under employee benefit trust and employee benefit plans, net of forfeitures	23.8	1.4	—	—	—	(0.4)	32.2	(8.4)	—	—	—
Repurchase of Class A common stock (including to satisfy tax withheld obligation)	(176.6)	(2.1)	—	—	—	0.3	(26.6)	(150.0)	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with Fifth Third Stock sale	—	5.0	—	(5.0)	—	—	—	—	—	—	—
Settlement of certain tax receivable agreements	29.0	—	—	—	—	—	—	29.0	—	—	—
Issuance of tax receivable agreements	(33.9)		—	—	—	—	—	(33.9)	—	—	—
Unrealized loss on hedging activities and foreign currency translation, net of tax	(759.1)	—	—	—	—	—	—	—	—	(734.1)	(25.0)
Distribution to non-controlling interests	(10.5)	—	—	—	—	—	—		—	—	(10.5)
Share-based compensation	124.0	—	—	—	—	—	—	119.0	—	—	5.0
Reallocation of non-controlling interests of Worldpay Holding due to change in ownership	—	—	—	—	—	—	—	(305.2)	—	—	305.2
Ending Balance, December 31, 2018	$10,204.0	300.5	$—	10.3	$—	3.6	$(142.8)	$10,135.3	$593.1	$(731.2)	$349.6

See Notes to Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2017	$1,607.3	161.1	$—	35.0	$—	2.7	$(73.7)	$706.1	$689.5	$(6.2)	$291.6
Cumulative effect of accounting change	0.5	—	—	—	—	—	—	1.3	(0.8)	—	—
Net income	182.7	—	—	—	—	—	—	—	130.1	—	52.6
Issuance of Class A common stock under employee stock plans, net of forfeitures	14.5	1.7	—	—	—	—	—	14.5	—	—	—
Repurchase of Class A common stock (to satisfy tax withholding obligation)	(10.1)	(0.2)	—	—	—	0.2	(10.1)	—	—	—	—
Purchase and cancellation of Class A common stock	(1,270.6)	—	—	(19.7)	—	—	—	(1,009.8)	(260.8)	—	—
Settlement of certain tax receivable agreements	59.8	—	—	—	—	—	—	59.8	—	—	—
Issuance of tax receivable agreements	(19.7)	—	—	—	—	—	—	(19.7)	—	—	—
Unrealized gain on hedging activities, net of tax	10.9	—	—	—	—	—	—	—	—	9.1	1.8
Distribution to non-controlling interests	(22.6)	—	—	—	—	—	—	—	—	—	(22.6)
Share-based compensation	47.9	—	—	—	—	—	—	41.3	—	—	6.6
Reallocation of non-controlling interests of Worldpay Holding due to change in ownership	—	—	—	—	—	—	—	261.9	—	—	(261.9)
Ending Balance, December 31, 2017	$600.6	162.6	$—	15.3	$—	2.9	$(83.8)	$55.4	$558.0	$2.9	$68.1

See Notes to Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2016	$1,225.1	155.5	$—	35.0	$—	2.6	$(67.4)	$553.1	$476.3	$(9.2)	$272.3
Net income	280.9	—	—	—	—	—	—	—	213.2	—	67.7
Issuance of Class A common stock under employee stock plans, net of forfeitures	15.4	1.5	—	—	—	—	—	15.4	—	—	—
Excess tax benefit from employee share-based compensation	12.2	—	—	—	—	—	—	12.2	—	—	—
Repurchase of Class A common stock (including to satisfy tax withholding obligation)	(87.7)	(1.5)	—	—	—	0.1	(6.3)	(81.4)	—	—	—
Exercise of warrant	—	5.6	—	—	—	—	—	25.0	—	—	(25.0)
Termination of certain tax receivable agreements	130.3	—	—	—	—	—	—	130.3	—	—	—
Issuance of tax receivable agreements	4.1	—	—	—	—	—	—	4.1	—	—	—
Unrealized gain on hedging activities and other, net of tax	4.0	—	—	—	—	—	—	—	—	3.0	1.0
Distribution to non-controlling interests	(12.9)	—	—	—	—	—	—	—	—	—	(12.9)
Share-based compensation	35.9	—	—	—	—	—	—	29.4	—	—	6.5
Reallocation of non-controlling interests of Worldpay Holding due to change in ownership	—	—	—	—	—	—	—	18.0	—	—	(18.0)
Ending Balance, December 31, 2016	$1,607.3	161.1	$—	35.0	$—	2.7	$(73.7)	$706.1	$689.5	$(6.2)	$291.6

See Notes to Consolidated Financial Statements.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Worldpay, Inc., a Delaware corporation, is a holding company that conducts its operations through its majority-owned subsidiary, Worldpay Holding, LLC (“Worldpay Holding”). Worldpay, Inc. and Worldpay Holding are referred to collectively as the “Company,” “Worldpay,” “we,” “us” or “our,” unless the context requires otherwise.

On January 16, 2018, Worldpay completed the acquisition of all of the outstanding shares of Worldpay Group Limited, formerly Worldpay Group plc, a public limited company (“Legacy Worldpay”). Following the acquisition, the Vantiv, Inc. (“Legacy Vantiv”) name was changed to Worldpay, Inc. by amending our Second Amended and Restated Certificate of Incorporation. The effective date of the name change was January 16, 2018.

On January 16, 2018, the Company’s Class A common stock began trading on the New York Stock Exchange under the new symbol “WP” and on the London Stock Exchange via a secondary standard listing under the symbol “WPY.” Legacy Worldpay shares were delisted from the London Stock Exchange on the same day.

Worldpay is a leader in global payments providing a broad range of technology-led solutions to its clients to allow them to accept payments of almost any type, across multiple payment channels nearly anywhere in the world. The Company serves a diverse set of merchants including mobile, online and in-store, offering over 300 payment methods in 126 transaction currencies across 146 countries, while supporting various clients including large enterprises, corporates, small and medium sized businesses and eCommerce businesses. The Company operates in three reportable segments: Technology Solutions, Merchant Solutions and Issuer Solutions. For more information about the Company’s segments, refer to Note 19 - Segment Information. The Company markets its services through diverse distribution channels, including multiple referral partners.

Basis of Presentation and Consolidation

The accompanying Consolidated Financial Statements include those of Worldpay, Inc. and all subsidiaries thereof including its majority-owned subsidiary, Worldpay Holding, LLC. The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated.

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

Expenses

Set forth below is a brief description of the components of the Company’s expenses:

•
Network fees and other costs primarily consist of pass through expenses incurred by the Company in connection with providing processing services to the Company’s clients, including Visa and Mastercard network association fees and payment network fees and only relates to the years ended December 31, 2017 and 2016. Following the Company’s adoption of ASC 606 on January 1, 2018, network fees and other costs are presented net within revenue.

•
Sales and marketing expense primarily consists of salaries, commissions and benefits paid to sales personnel, sales management and other sales and marketing personnel, amortization of capitalized commission fees, payments made to multiple referral partners, and advertising and promotional costs.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•
Other operating costs primarily consist of compensation and benefits paid to operational and IT personnel, costs associated with operating the Company’s technology platform and data centers, information technology costs for processing transactions, product development costs, software fees and maintenance costs.

•
General and administrative expenses primarily consist of compensation and benefits paid to executive management and administrative employees, including finance, human resources, product, legal and risk management, share-based compensation costs, office equipment, occupancy costs and consulting costs.

•	Non-operating income (expense):

◦
Non-operating expense for the year ended December 31, 2018 primarily consists of expenses relating to the Company’s financing arrangements entered into in connection with the Legacy Worldpay acquisition, repricing of the Company’s debt and the change in fair value of the Mercury Payment Systems, LLC (“Mercury”) Tax Receivable Agreement (“TRA”) (see Note 15 - Fair Value Measurements), partially offset by a gain on the settlement of a deal contingent forward entered into in connection with the Company’s acquisition of Legacy Worldpay.

◦
Non-operating income for the year ended December 31, 2017 primarily consists of a gain relating to the impact to the TRA liability as a result of the Tax Cuts and Jobs Act (“Tax Reform”) signed into law on December 22, 2017 (see note 8 - Tax Receivable Agreements), and an unrealized gain relating to the change in the fair value of a deal contingent foreign currency forward entered into in connection with the Legacy Worldpay acquisition (see Note 9 - Derivatives and Hedging Activities), partially offset by the change in the fair value of a TRA entered into as part of the acquisition of Mercury (see Note 8 - Tax Receivable Agreements).

◦
Non-operating expense for the year ended December 31, 2016 relates to the change in fair value of the Mercury TRA entered into as part of the acquisition of Mercury (see Note 8 - Tax Receivable Agreements) and a charge related to the refinancing of the Company’s senior secured credit facilities (see Note 7 - Long-Term Debt).

Share-Based Compensation

The Company expenses employee share-based payments under ASC 718, Compensation—Stock Compensation, which requires compensation cost for the grant-date fair value of share-based payments to be recognized over the requisite service period. The Company estimates the grant date fair value of the share-based awards issued in the form of options using the Black-Scholes option pricing model. The fair value of shares issued as restricted stock, performance awards and under the employee stock purchase plans is measured based on the market price of the Company’s stock on the grant date.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted this ASU on January 1, 2017. Under previous guidance, excess tax benefits and deficiencies from share-based compensation arrangements were recorded in equity when the awards vested or settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, which results in the recognition of excess tax benefits in income tax expense, rather than in paid-in capital.

Additionally, under ASU 2016-09, the Company has elected to prospectively apply the cash flow classification guidance, which results in an increase to operating cash flows as a result of excess income tax benefits from share-based compensation arrangements being classified as cash flows from operations rather than as cash flows from financing activities.

As a result of adopting ASU 2016-09, the Company has elected to account for forfeitures as they occur. The cumulative-effect of this change in election resulted in an immaterial impact on the Company’s Consolidated Financial Statements at the beginning of 2017.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Worldpay, Inc. is a holding company that does not conduct any business operations of its own. As a result, Worldpay, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Worldpay Holding. The amounts available to Worldpay, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Worldpay Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of December 31, 2018.

Income Taxes

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of December 31, 2018, the Company had recorded valuation allowances against deferred tax assets of $12.6 million related to net operating losses. As of December 31, 2017, the Company had recorded no valuation allowances against deferred taxes. See Note 14 - Income Taxes for further discussion of income taxes.

Cash and Cash Equivalents

Cash on hand and investments with original maturities of three months or less (that are readily convertible to cash) are considered to be cash equivalents. The Company has restricted cash held in money market accounts, which approximate fair value and therefore are a level 1 input in the fair value hierarchy.

Following the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, the Company includes restricted cash in the cash and cash equivalents balance reported in the Consolidated Statements of Cash Flows. The reconciliation between cash and cash equivalents in the Consolidated Statements of Financial Position and the Consolidated Statements of Cash Flows is as follows (in millions):

	December 31, 2018	December 31, 2017
Cash and cash equivalents on the Consolidated Statements of Financial Position	$196.5	$126.5
Proceeds from senior unsecured notes - restricted for closing of Worldpay acquisition	—	1,135.2
Other restricted cash (in other current assets)	482.1	10.5
Merchant float (in settlement assets and merchant float)	1,902.7	—
Total cash and cash equivalents per the Consolidated Statements of Cash Flows	$2,581.3	$1,272.2

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. Facilities, furniture and equipment and software are depreciated on a straight-line basis over their respective useful lives. Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the improvement or the term of the lease. Also included in property, equipment and software is costs associated with software developed for internal use which has not yet been placed in service as it is still in development.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company capitalizes certain costs related to computer software developed for internal use and amortizes such costs on a straight-line basis over an estimated useful life. Research and development costs incurred prior to establishing technological feasibility are charged to operations as such costs are incurred. Once technological feasibility has been established, costs are capitalized until the software is placed in service. See Note 4 - Property, Equipment and Software for additional information.

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2018 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of December 31, 2018.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of December 31, 2018, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

Settlement Processing Assets and Obligations and Merchant Float

Settlement assets and obligations and merchant float represent intermediary balances arising from the settlement process which involves the transferring of funds between card issuers, merchants and Sponsoring Members. Funds are processed under two models, a sponsorship model and a direct member model. In the United States the Company operates under the sponsorship model and outside the United States the Company operates under the direct membership model.

Under the sponsorship model, in order for the Company to provide electronic payment processing services, Visa, MasterCard and other payment networks require sponsorship by a member clearing bank. The Company has an agreement with various banks and financial institutions, (the “Sponsoring Member”) to provide sponsorship services to the Company. Under the sponsorship agreements the Company is registered as a Visa Third-Party Agent and a MasterCard Service Provider. The sponsorship services allow us to route transactions under the Sponsoring Members' membership to clear card transactions through MasterCard, Visa and other networks. Under this model, the standards of the payment networks restrict us from performing funds settlement and as such require that these funds be in the possession of the Sponsoring Member until the merchant is funded. Accordingly, settlement assets and obligations resulting from the submission of settlement files to the network or cash received from the network in advance of funding the network are the responsibility of the Sponsoring Member and are not recorded on the Company’s Consolidated Statements of Financial Position.

In the United States, settlement assets and obligations are recorded by the Company related to the Issuer Solutions business when funds are transferred from the Company to the Sponsoring Member for settlement prior to receiving funds from the financial institution customer or funds are received from the financial institution customer prior to transferring funds to the Sponsoring Member for settlement. These timing differences result in a settlement asset or obligation. The amounts are generally collected or paid the following business day.

Settlement assets and obligations are also recorded in the United States as result of intermediary balances due to/from the Sponsoring Member. The Company receives funds from certain networks which are owed to the Sponsoring Member for settlement. In other cases the Company transfers funds to the Sponsoring Member for settlement in advance of receiving funds from the network. These timing differences result in a settlement asset or obligation. The amounts are generally collected or paid the following business day. Additionally, U.S. settlement assets and obligations arise related to interchange expenses, merchant reserves and exception items.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the direct membership model, the Company is a direct member in Visa, MasterCard and other various payment networks as third party sponsorship to the networks is not required. This results in the Company performing settlement between the networks and the merchant and requiring adherence to the standards of the payment networks in which the Company is a direct member. Settlement assets and obligations result when the Company submits the merchant file to the network or when funds are received by the Company in advance of paying the funds to a different entity or merchant. The amounts are generally collected or paid the following business day.

Merchant float represents surplus cash balances the Company holds on behalf of its merchant customers when the incoming amount from the card networks precedes when the funding to customers falls due. Such funds are held in a fiduciary capacity, and are not available for the Company to use to fund its cash requirements.

Derivatives

The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging. This guidance establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the Consolidated Statements of Financial Position at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative will be recorded in accumulated other comprehensive income (loss) (“AOCI”) and will be recognized in the statement of income when the hedged item affects earnings. Additionally, the effective portion of the Company’s net investment hedges, which act as economic hedges of the Company’s net investments in its foreign subsidiaries, are recorded in AOCI. The Company does not enter into derivative financial instruments for speculative purposes. See Note 9 - Derivatives and Hedging Activities for further discussion.

Visa Europe and Contingent Value Rights

During June 2016, Legacy Worldpay disposed of its ownership interest in Visa Europe to Visa, Inc. In connection with the disposal, the Company agreed to pay the Legacy Worldpay owners 90% of the net-of-tax proceeds from the disposal, pending the resolution of certain historical claims and the finalization of the proceeds from disposal. The proceeds from the disposal (primarily restricted cash) and the related liability to former owners are recorded in other current assets and other current liabilities, respectively, in the Company’s Consolidated Statements of Financial Position.

Foreign Currencies

For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period and assets and liabilities are translated at spot exchange rates at the end of the period. Foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in total equity. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in the Consolidated Statements of Income and Comprehensive Income and were immaterial for the year ended December 31, 2018.

New Accounting Pronouncements

In August 2018, the SEC issued a final rule amending certain of its disclosure requirements. This rule eliminates or simplifies redundant or outdated disclosure requirements. The rule also requires companies to present changes in shareholders’ equity on a quarterly basis for both current and prior year periods. The rule is effective for the Company’s 2019 10-Q filings.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This ASU is effective for the Company in the first quarter of fiscal 2019, with early adoption permitted. The Company will adopt this ASU as of January 1, 2019 with an immaterial impact on the Company’s Consolidated Financial Statements.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU presents new methodology for calculating credit losses on financial instruments (e.g. trade receivables) based on expected credit losses and expands the types of information companies must use when calculating expected losses. This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU amends the existing guidance by requiring the recognition of all leases, including operating leases, with a term longer than 12 months on the balance sheet as right of use asset and lease liability and disclosing key information about the lease arrangements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The ASU offers an optional modified retrospective transition approach to apply the provisions of the new standard. This approach results in the recognition of lease assets and liabilities in the period of adoption without requiring restatement of the prior period financials presented.

The Company formed a project team to evaluate the potential financial statement impact of the adoption of this ASU on the Company’s Consolidated Financial Statements. The project team analyzed existing leases, which primarily consist of real-estate leases for office space and other contracts which may be a lease or contain embedded leases. The Company has evaluated, designed and implemented new processes and controls in order to meet the requirements to identify, report and disclose financial information regarding the Company’s leases. In addition, the Company has designed a process to perform the necessary calculations to derive the right of use asset and liabilities associated with each lease in order to support the requirements of the new standard. Further, the Company is implementing a lease software system for accounting and reporting purposes.

As of January 1, 2019, the Company expects to record a right-of-use asset in the range of $78 million - $91 million and a lease liability in the range of $122 million - $142 million. The Company will adopt this ASU on January 1, 2019 using the modified retrospective approach. The Company plans to apply the package of practical expedients in the guidance which, among other things, includes carrying forward the historical lease classification. The Company plans to make accounting policy elections not to apply the new guidance to leases with a term of less than 12 months as well as to derive the incremental borrowing rate at the January 1, 2019 adoption date based on the remaining lease term as of the adoption date.

2. REVENUE RECOGNITION

In May 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in Accounting Standard Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

Periods prior to January 1, 2018

The Company has contractual agreements with its customers that set forth the general terms and conditions of the relationship including line item pricing, payment terms and contract duration. Revenues are recognized as earned (i.e., for transaction based fees, when the underlying transaction is processed). ASC 605 established guidance as to when revenue is realized or realizable and earned by using the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price is fixed or determinable; and (4) collectibility is reasonably assured.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Technology Solutions

Technology Solutions provides merchant acquiring, payment processing and related services to a diverse set of merchants that primarily accept payments through eCommerce and integrated payment solutions.

Merchant Solutions

Merchant Solutions provides merchant acquiring, payment processing and related services to a diverse set of merchants that primarily accept payments through an omni-channel solution including terminal based.

Issuer Solutions

Issuer Solutions provides card issuer processing, payment network processing, fraud protection and card production to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional personal identification number (“PIN”) networks.

Performance Obligations

At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies performance obligations for each promise to transfer to the customer a good or service that is distinct. The Company’s performance obligation relating to its payment processing services revenue is to provide continuous access to the Company’s system to process as much as its customers require. Since the number or volume of transactions to be processed is not determinable at contract inception, the Company’s payment processing services consist of variable consideration under a stand-ready service of distinct days of service that are substantially the same with the same pattern of transfer to the customer. As such, the stand-ready obligation is accounted for as a single-series performance obligation whereby the variability of the transaction value is satisfied daily as the performance obligation is performed.

The Company’s payment processing services include all aspects of payment processing, including authorization and settlement, customer service, chargeback and retrieval processing, reporting for electronic payment transactions and network fee and interchange management.

The Company’s products and services consists of, but are not limited to, foreign currency management, payment card industry regulatory compliance services, payment security (e.g. tokenization, encryption and fraud services), chargeback resolution, billing statement production (e.g. reporting and analytics), card production, and card-processing equipment sales. An evaluation is performed to determine whether or not these are separate performance obligations from payment processing. Once the performance obligations are identified, the total estimated transaction value is allocated based on a stand-alone selling price. Revenue from products and services is recognized at a point in time or over time depending on the products or services. Chargeback resolution services, card production and equipment sales are generally recognized at a point in time while most other performance obligations are billed and recognized over the contract period as the services are performed.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Beginning in 2018, the Company records certain fees paid to third parties, including network fees and other costs, as a reduction of revenue. These fees were previously recorded on a gross basis. This change in presentation has no impact to income from operations. Under ASC 606, revenue of $3,925.4 million was reported for the year ended December 31, 2018. Excluding the impact of the adoption of ASC 606, amounts recorded under ASC 605 would include $6,631.9 million and $2,706.5 million of revenue and network fees and other costs for the year ended December 31, 2018, respectively. The adoption of ASC 606 did not have a material impact on any other line items of the Company’s Consolidated Statements of Income, Statements of Comprehensive (Loss) Income, Statements of Financial Position, Statements of Equity and Statements of Cash Flows.

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

	Year Ended December 31, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)(2)
Processing services	$1,087.9	$1,544.4	$199.2	$2,831.5
Products and services	513.5	431.8	148.6	1,093.9
Total	$1,601.4	$1,976.2	$347.8	$3,925.4

	Year Ended December 31, 2017
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)(2)
Processing services	$1,064.5	$2,066.0	$279.9	$3,410.4
Products and services	200.0	237.1	179.0	616.1
Total	$1,264.5	$2,303.1	$458.9	$4,026.5

	Year Ended December 31, 2016
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)(2)
Processing services	$873.3	$1,875.1	$302.3	$3,050.7
Products and services	118.4	216.2	193.7	528.3
Total	$991.7	$2,091.3	$496.0	$3,579.0

(1)
Revenue for the years ended December 31, 2017 and 2016 presented in the tables above is prior to the Company’s adoption of ASC 606 and therefore network fees and other costs are presented separately and not are netted within revenue.

(2)	Revenue breakdown is based on management’s view and certain products and services revenue may be based on the number or volume of transactions.

Processing Services

Processing services revenue is primarily derived from processing credit and debit card transactions comprised of fees charged to businesses for payment processing services. The fees charged consist of a percentage of the transaction value, a specified fee per transaction or a fixed fee, or a combination.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Products and Services

Products and services revenue is primarily derived from ancillary services such as treasury management and foreign exchange, regulatory compliance, chargebacks and fraud services for which the fees charged may or may not be related to the volume or number of transactions.

Costs to Obtain and Fulfill a Contract

ASC 606 requires capitalizing costs of obtaining a contract when those costs are incremental and expected to be recovered. Since incremental commission fees paid to sales teams as a result of obtaining contracts are recoverable, the Company recorded a $28.8 million ($22.3 million net of deferred taxes) cumulative catch-up capitalized asset on January 1, 2018. As of December 31, 2018, the amount capitalized as contract costs is $39.3 million, which is included in other non-current assets.

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

The Company determined that straight-line amortization would best correspond to the transfer of services to customers since services are transferred equally over time and have limited predictable volatility. The amortization periods range from 3 to 10 years and are based on the expected life of a customer. In 2018, the amount of amortization was $10.3 million, which is recorded in sales and marketing expense. There was no impairment loss in relation to the costs capitalized.

The Company recognizes incremental sales commission costs of obtaining a contract as expense when the amortization period for those assets is one year or less per the practical expedient in ASC 606. These costs are included in sales and marketing expense.

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the expected life of the customer. As of December 31, 2018 and 2017, the Company had $71.5 million and $68.4 million, respectively, of customer incentives included in other assets in the Company’s Consolidated Statements of Financial Position. For the years ended December 31, 2018, 2017 and 2016, the Company had $27.4 million, $24.3 million and $25.8 million, respectively, of amortization expense related to these costs recorded as contra-revenue in the Company’s Consolidated Statements of Income.

The Company capitalizes conversion costs associated with enabling customers to receive its processing services. As of December 31, 2018 and 2017, the Company had $51.7 million and $21.1 million, respectively, of capitalized conversion costs included in Intangible assets - net in the Company’s Consolidated Statements of Financial Position. For the years ended December 31, 2018 and 2017, the Company has $6.8 million and $2.5 million, respectively, of amortization expense related to these costs, which is recorded in depreciation and amortization expense in the Company’s Consolidated Statements of Income. These costs are amortized over the average life of the customer.

Contract Balances

Accounts Receivable-net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts; as such, collectibility is reasonably assured. Aside from debiting a client’s bank account, the Company collects a majority of its revenue via net settlement with the remaining portion collected via billing the customer. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of December 31, 2018 and 2017, the allowance for doubtful accounts was not material to the Company’s Consolidated Statements of Financial Position.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contract Liabilities

Contract liabilities, which relate to advance consideration received from customers (deferred income) before transfer of control occurs and therefore revenue is recognized, is not material to the Company’s Consolidated Financial Statements.

Remaining Performance Obligations

ASC 606 requires disclosure of the aggregate amount of the transaction price allocated to unsatisfied performance obligations; however, as permitted by ASC 606, the Company has elected to exclude from this disclosure any contracts with an original duration of one year or less and any variable consideration that meets specified criteria. As discussed above, the Company’s core performance obligation consists of variable consideration under a stand-ready series of distinct days of service and revenue from the Company’s products and service arrangements are generally billed and recognized as the services are performed. The aggregate fixed consideration portion of customer contracts with an initial contract duration greater than one year is not material.

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

Under ASC 606, the Company capitalizes commission fees as costs of obtaining a contract when they are incremental and expected to be recovered and expenses commission fees when there is a required ongoing obligation. The Company amortizes these capitalized costs consistently with the pattern of transfer of the good or service to which the asset relates. If the expected amortization period is one year or less, the commission fee is expensed when incurred. The Company previously recognized sales commission fees related to contracts as sales and marketing expenses when incurred. Except for the change in revenue recognition and the recording of network fees and other costs as a reduction of revenue, the Company has consistently applied the accounting policies to all periods presented in these Consolidated Financial Statements.

3. BUSINESS COMBINATIONS

Acquisition of Legacy Worldpay

On January 16, 2018, the Company completed the acquisition of Legacy Worldpay by acquiring 100% of the issued and outstanding shares (the “Acquisition”). The approximately $11.9 billion purchase price consisted of Legacy Worldpay shareholders receiving a $1.5 billion cash payment and 133.6 million shares of the Company’s Class A common stock. The acquisition-date fair value of the shares of the Company’s Class A common stock issued was $10.4 billion and was determined based on the share price of $77.60 per share, the opening price of the Company’s Class A common stock on the New York Stock Exchange on January 16, 2018 since the acquisition closed before the market opened on January 16, 2018.

The Acquisition creates a leading global payments technology company that is uniquely positioned to address clients’ needs with innovative and strategic capabilities.

The Acquisition was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”). The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of the Acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is deductible for tax purposes. Goodwill, assigned to Technology Solutions, Merchant Solutions and Issuer Solutions, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The final purchase price allocation is as follows (in millions):

Cash acquired	$569.9
Current assets (1)	4,113.8
Property, equipment and software	561.1
Intangible assets	3,380.1
Goodwill	10,571.9
Other non-current assets	109.3
Current liabilities (2)	(4,524.8)
Long-term debt (3)	(2,304.7)
Deferred tax liability	(532.8)
Non-current liabilities	(68.3)
Total purchase price	$11,875.5

(1)	Includes $1,944.9 million of merchant float and $511.1 million of other restricted cash.

(2)	Includes $118.6 million of dividend payable to reflect the special dividend granted to the shareholders of Legacy Worldpay.

(3)	Includes $1,631.0 million of debt which was paid off subsequent to the completion of acquisition.

Intangible assets primarily consist of customer relationship assets, internal-use software and a trade name with weighted average estimated useful lives of 6.7 years, 6.5 years and 10 years, respectively.

For the years ended December 31, 2018 and 2017, the Company incurred transaction expenses of approximately $120.9 million and $36.7 million, respectively, in conjunction with the Acquisition. All transaction costs incurred for the years ended December 31, 2018 and 2017 are included in general and administrative expenses on the accompanying Consolidated Statements of Income.

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

With regard to revenue and earnings of Legacy Worldpay since the Acquisition date, the Company has made significant progress in integrating the acquired Legacy Worldpay operations and has undergone a business transformation which impacts the ability to provide separate reporting for Legacy Worldpay. As a result, the Company believes that disclosure related to amounts of revenues and earnings of Legacy Worldpay since the acquisition date is now impractical.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unaudited Pro Forma Results Giving Effect to the Legacy Worldpay Acquisition

The following unaudited pro forma combined financial information presents the Company’s results of operations for the year ended December 31, 2018 and 2017, as if the Acquisition had occurred on January 1, 2017 (in millions, except share amounts).

	Year Ended December 31,
	2018 (Pro forma)	2017 (Pro forma)
Total revenue(1)	$3,989.2	$6,171.8
Net (loss) income attributable to Worldpay, Inc.	215.4	(192.6)
Net (loss) income per share attributable to Worldpay, Inc. Class A common stock:
Basic	$0.74	$(0.65)
Diluted	$0.73	$(0.65)
Shares used in computing net (loss) per share of Class A common stock:
Basic	292,992,892	295,693,062
Diluted	295,214,282	295,693,062

(1)
Revenue for the year ended December 31, 2017 presented in the tables above is prior to the Company’s adoption of ASC 606 and therefore network fees and other costs are presented separately and not netted within revenue.

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

•
a reduction in expenses for the year ended December 31, 2018 and a corresponding increase in the year ended December 31, 2017 for acquisition-related transaction costs and debt refinancing costs incurred by the Company.

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

The acquisition was accounted for as a business combination under ASC 805. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, of which approximately $7.8 million is deductible for tax purposes. Goodwill, assigned to Technology Solutions, consists primarily of the acquired workforce and growth opportunities, none of which qualify as an intangible asset. The final purchase price allocation is as follows (in millions):

Cash acquired	$11.9
Current assets	6.5
Property, equipment and software	92.1
Intangible assets	47.8
Goodwill	433.8
Other assets	0.1
Current liabilities	(18.3)
Deferred tax liability	(22.0)
Non-current liabilities	(8.5)
Total purchase price	$543.4

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Intangible assets primarily consist of customer relationship assets with a weighted average estimated useful life of 10 years.

The Company incurred transaction expenses of approximately $7.1 million during the year ended December 31, 2017 in conjunction with the acquisition of Paymetric, which are included in general and administrative expenses on the accompanying Consolidated Statements of Income. From the acquisition date of May 25, 2017 through December 31, 2017, revenue and net income included in the accompanying Consolidated Statements of Income for the year ended December 31, 2017 attributable to Paymetric is not material.

Under the terms of the Paymetric transaction agreement, the Company replaced employee stock options held by certain employees of Paymetric, which were based on options outstanding at the acquisition date. The fair value of the replacement awards was calculated on the acquisition date using the Black-Scholes option pricing model and was assigned to the pre-acquisition period based on the services provided prior to the acquisition and assigned to the post acquisition period based on the future service period.

The pro forma results of the Company reflecting the acquisition of Paymetric were not material to the Company’s financial results and therefore have not been presented.

4. PROPERTY, EQUIPMENT AND SOFTWARE

A summary of the Company’s property, equipment and software is as follows (in millions):

	Estimated Useful Life	December 31, 2018	December 31, 2017
Land	N/A	$6.4	$6.4
Building and improvements	15 - 40 years	37.6	34.4
Furniture and equipment	2 - 10 years	287.1	197.5
Software	3 - 8 years	1,114.4	557.5
Leasehold improvements	3 - 10 years	15.6	12.7
Work in progress		153.9	37.3
Accumulated depreciation		(540.9)	(372.1)
Property, equipment and software - net		$1,074.1	$473.7

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2018, 2017 and 2016 was $273.1 million, $95.9 million and $70.5 million, respectively.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by business segment, are as follows (in millions):

	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Balance as of December 31, 2016	$—	$3,163.7	$574.9	$3,738.6
Goodwill attributable to prior period acquisition(1)	—	0.4	—	0.4
Goodwill attributable to Paymetric acquisition	—	434.0	—	434.0
Balance as of December 31, 2017	$—	$3,598.1	$574.9	$4,173.0
Re-allocation of Legacy Vantiv for reorganized reportable segments	2,697.0	(2,697.0)	—	—
Goodwill attributable to prior period acquisition(1)	(0.2)	—	—	(0.2)
Goodwill attributable to Legacy Worldpay acquisition	7,367.7	3,183.9	20.3	10,571.9
Effect of foreign currency translation	(505.4)	(150.7)	—	(656.1)
Other acquisitions	49.3	—	—	49.3
Balance as of December 31, 2018	$9,608.4	$3,934.3	$595.2	$14,137.9

(1)	Amount represents adjustments to goodwill associated with prior period acquisition as a result of the finalization of purchase accounting.

As discussed in Note 19 - Segment Information, during the first quarter of 2018, the Company reorganized its reportable segments. In connection with this change, the Company reallocated goodwill to the new reporting units using a relative fair value approach.

Intangible assets consist of acquired customer relationships, trade name and customer portfolios and related assets. The useful lives of customer relationships are determined based on forecasted cash flows, which include estimates for customer attrition associated with the underlying portfolio of customers acquired. The customer relationships acquired in conjunction with acquisitions are amortized based on the pattern of cash flows expected to be realized taking into consideration expected revenues and customer attrition, which are based on historical data and the Company's estimates of future performance. These estimates result in accelerated amortization on certain acquired intangible assets.

As of December 31, 2018 and 2017, the Company’s finite lived intangible assets consisted of the following (in millions):

	December 31, 2018	December 31, 2017
Customer relationship intangible assets	$4,540.9	$1,712.7
Trade name	348.8	—
Customer portfolios and related assets	323.8	249.8
Patents	2.3	1.6
	5,215.8	1,964.1
Less accumulated amortization on:
Customer relationship intangible assets	1,865.5	1,156.4
Trade name	35.5	—
Customer portfolios and related assets	187.0	129.2
	2,088.0	1,285.6
Intangible assets, net	$3,127.8	$678.5

Customer portfolios and related assets acquired during the years ended December 31, 2018 and 2017 have weighted-average amortization periods of 4.5 years and 4.8 years, respectively. Amortization expense on intangible assets for the years ended December 31, 2018, 2017 and 2016 was $821.9 million, $222.6 million and $199.6 million, respectively.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated amortization expense of intangible assets for the next five years is as follows (in millions):

2019	$745.9
2020	600.6
2021	498.2
2022	434.8
2023	272.4

6. CAPITAL LEASES

The Company has various lease agreements for equipment that are classified as capital leases. The cost and accumulated depreciation of equipment under capital leases included in the accompanying Consolidated Statements of Financial Position within property, equipment and software were $65.8 million and $30.4 million, respectively, as of December 31, 2018 and $35.7 million and $21.4 million, respectively, as of December 31, 2017. Depreciation expense associated with capital leases for the years ended December 31, 2018, 2017, and 2016 was $15.0 million, $9.6 million and $8.3 million, respectively.

The future minimum lease payments required under capital leases and the present value of net minimum lease payments as of December 31, 2018 are as follows (in millions):

Amount
2019	$24.5
2020	18.4
2021	12.8
2022	5.3
Total minimum lease payments	61.0
Less: Amount representing interest	(4.0)
Present value of minimum lease payments	57.0
Less: Current maturities of capital lease obligations	(22.7)
Long-term capital lease obligations	$34.3

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. LONG-TERM DEBT

As of December 31, 2018 and 2017, the Company’s long-term debt consisted of the following (in millions):

	December 31, 2018	December 31, 2017
Term A loan, maturing in January 2023(1)	$3,271.1	$2,166.7
Term A loan, maturing in January 2023(2)	597.6	—
Term A loan, maturing in October 2021(3)	—	179.2
Term B loan, maturing in October 2023(4)	520.1	757.4
Term B loan, maturing in August 2024(5)	1,741.8	1,270.0
Senior Unsecured Dollar Notes, maturing in November 2025(6)	500.0	500.0
Senior Unsecured Sterling Notes, maturing in November 2025(7)	598.5	635.2
Senior Unsecured Euro Note, maturing in November 2022(8)	617.5	—
Leasehold mortgage, expiring on August 10, 2021(9)	10.0	10.1
Revolving credit facility, expiring in January 2023(10)	50.0	225.0
Less: Current portion of notes payable	(225.7)	(107.9)
Less: Original issue discount	(6.2)	(3.0)
Less: Debt issuance costs	$(52.6)	$(46.3)
Notes payable	$7,622.1	$5,586.4

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (150 basis points) (total rate of 3.94% at December 31, 2018) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (June 2018 through March 2021), 1.875% per quarter during the next four quarters (June 2021 through March 2022) and 2.50% per quarter during the next three quarters (June 2022 through December 2022) with a balloon payment due at maturity.

(2)
£469 million principal outstanding, translated to U.S. dollars at the spot rate of 1.2734 U.S. dollars per Pound Sterling at December 31, 2018. Interest at a variable base rate (GBP LIBOR) plus a spread rate (150 basis points) (total rate of 2.23% at December 31, 2018) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (June 2018 through March 2021), 1.875% per quarter during the next four quarters (June 2021 through March 2022) and 2.50% per quarter during the next three quarters (June 2022 through December 2022) with a balloon payment due at maturity.

(3)	Outstanding principal balance paid down using the proceeds from the GBP Term Loan A financing as part of the June 22, 2018 amendment to the Existing Loan Agreement. See below for more details.

(4)
Interest payable at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 4.19% at December 31, 2018) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(5)
Interest payable at a variable base rate (LIBOR) plus a spread rate (175 basis points) (total rate of 4.19% at December 31, 2018) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(6)	$500 million principal senior unsecured notes with interest payable semi-annually at a fixed rate of 4.375% and principal due upon maturity.

(7)
£470 million principal senior unsecured notes with interest payable semi-annually at a fixed rate of 3.875% and principal due upon maturity. The spot rate of 1.2734 U.S. dollars per Pound Sterling at December 31, 2018 was used to translate the Note to U.S. dollars.

(8)
€500 million principal senior unsecured note with interest payable semi-annually at a fixed rate of 3.75% and principal due upon maturity. The spot rate of 1.1432 U.S. dollars per Euro at December 31, 2018 was used to translate the Note to U.S. dollars. Includes remaining unamortized fair value premium of $45.9 million at December 31, 2018.

(9)	Interest payable monthly at a fixed rate of 6.22%.

(10)	Available revolving credit facility of $1.25 billion borrowing interest at a variable base rate (total rate of 6.0% at December 31, 2018.)

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

As a result of the closing of the Legacy Worldpay acquisition, the Company expensed approximately $56.6 million primarily consisting of the write-offs of unamortized deferred financing fees and original issue discount (“OID”) and fees related to previously committed unused backstop facilities associated with the component of the debt activity accounted for as a debt extinguishment and certain third party costs incurred in connection with the debt activity. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying Consolidated Statements of Income for the year ended December 31, 2018.

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

As a result of the repricing, the Company expensed approximately $11.4 million primarily consisting of the write-offs of unamortized deferred financing fees and OID, and certain third party costs incurred in connection with the repricing. Amounts expensed in connection with the repricing are recorded as a component of non-operating expenses in the accompanying Consolidated Statements of Income for the year ended December 31, 2018.

Additionally, as a result of new debt being issued in connection with the Company’s acquisition of Legacy Worldpay in January 2018, and the amendment to reprice the Existing Loan Agreement in June 2018, the Company capitalized approximately $23.7 million of deferred financing costs for the year ended December 31, 2018.

In July 2018, the Company received the required consent from the Euro Note holders to relieve reporting requirements associated with those notes, which resulted in a payment of approximately $2.9 million, which is recorded as a component of non-operating expense in the accompanying Consolidated Statements of Income for the year ended December 31, 2018.

On January 15, 2019, the Company paid down the outstanding balance on its Term B-3 Loan in the amount of $520.1 million.

2017 Debt Activity

On August 7, 2017, the Company funded the Fifth Third share purchase by amending the Second Amended Loan Agreement to permit Worldpay Holding to obtain approximately $1.27 billion of additional seven-year term B loans. As a result of this borrowing, the Company capitalized approximately $23.1 million of deferred financing fees during the year ended December 31, 2017.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the Legacy Worldpay acquisition on December 7, 2017, the Company priced an offering of $500 million aggregate principal amount of 4.375% senior unsecured notes due 2025 and £470 million aggregate principal amount of 3.875% senior unsecured notes due 2025, listed in the table above. The spot rate of 1.3515 U.S. dollars per Pound Sterling at December 31, 2017 was used to translate the Senior Unsecured Sterling Notes to U.S. dollars. The proceeds received in the connection with the senior unsecured notes offering were held in escrow and restricted as of December 31, 2017 pending the consummation of the acquisition.

Guarantees and Security
The Company’s debt obligations at December 31, 2018 are unconditional and, with the exception of the Euro Note, are guaranteed by Worldpay Holding and certain of Worldpay Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Third Amended and Restated Loan Agreement) by a lien on substantially all the tangible and intangible assets of the Company and the aforementioned subsidiaries, including substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Worldpay Holding and any obligors under the Third Amended and Restated Loan Agreement as well as any real property in excess of $25 million in the aggregate held by Worldpay Holding or any obligors (other than Worldpay Holding), subject to certain exceptions. The Euro Note is guaranteed by Worldpay Group Limited. Additionally, the Euro Note is also guaranteed by Worldpay LLC as a result of the successful bond consent in July 2018.

Covenants

There are certain financial and non-financial covenants contained in the Company’s Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At December 31, 2018, the Company was in compliance with these financial covenants.

8. TAX RECEIVABLE AGREEMENTS

As of December 31, 2018, the Company is party to two TRAs in which the Company agrees to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by the Company as a result of certain tax deductions. Unless amended as discussed below, payments under the TRAs will be based on the cash savings realized by the Company by comparing the actual income tax liability of the Company to the amount of such taxes the Company would have been required to pay had there been no deductions related to the tax attributes. Under the agreement between the Company and Fifth Third dated August 7, 2017, in certain specified circumstances, the Company may be required to make payments in excess of such cash savings.

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

In connection with the acquisition of Mercury in 2014, the Company entered into the Mercury TRA and recorded a liability of $192.5 million for the Mercury TRA and non-operating expenses of $8.1 million, $13.9 million and $19.5 million related to the change in fair value of the Mercury TRA during the years ended December 31, 2018, 2017 and 2016, respectively.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

From time to time, the Company enters into repurchase addendums providing for the early settlement of certain obligations either through direct purchase or the granting of call and put options. The following table presents the Company’s TRA settlements and the impact of these settlements on the Company’s Consolidated Statements of Financial Position (in millions):

TRA	Settlement Date	Cash Buyout Payment	Balance Sheet Obligation Prior to Settlement	Deferred Taxes and Other	Net Gain Recorded in Equity
Fifth Third 2018 call/put options	2018	$(107.4)	$145.9	$9.5	$29.0
Mercury	June 2018	(38.0)	38.0	—	—
Fifth Third 2017 call/put options	2017	(63.4)	157.6	34.4	59.8
Mercury	June 2017	(38.1)	38.1	—	—
Fifth Third	July 2016	(116.3)	330.7	84.1	130.3
Mercury	June 2016	(41.4)	41.4	—	—

The Company was granted call options (collectively, the “Fifth Third Call Options”) pursuant to which certain additional obligations of the Company under the Fifth Third TRA would be terminated and settled in consideration for cash payments. The Company has exercised all available options and has no outstanding Fifth Third Call Options remaining as of December 31, 2018.

During 2015, the Company entered into the Mercury TRA Addendum with each of the pre-acquisition owners of Mercury ("Mercury TRA Holders"). The Company has exercised all previous eligible options. The Company has one remaining option that can be exercised beginning December 1st 2018, and ending June 30th 2019, pursuant to which certain additional obligations of the Company under the Mercury TRA would be terminated in consideration for a cash payment of $43.0 million. In the unlikely event the Company does not exercise the relevant Mercury Call Option, the Mercury TRA Holders are granted put options to terminate these obligations in consideration for cash payments with similar amounts to the Mercury Call Options.

The Company’s President, Integrated Payments, is a Mercury TRA Holder. Pursuant to the payments under the Mercury TRA Addendum, this individual is entitled to receive as much as $2.8 million.

Except to the extent the Company’s obligations under the Mercury TRA and the Fifth Third TRA have been terminated and settled in full in accordance with the terms of the Mercury TRA and Fifth Third TRA Addendums, the Mercury TRA and the Fifth Third TRA will remain in effect, and the parties thereto will continue to have all rights and obligations thereunder.

All TRA obligations are recorded based on the full and undiscounted amount of the expected future payments, except for the Mercury TRA which represents contingent consideration relating to an acquired business, and is recorded at fair value for financial reporting purposes (see Note 15 - Fair Value Measurements). The following tables reflect TRA activity and balances for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Balance as of December 31, 2015	2016 TRA Payment	2016 TRA Settlements	2016 Secondary Offering	Change in Value	Balance as of December 31, 2016
TRA with Fifth Third Bank	$833.1	$(31.2)	$(330.7)	$171.2	$—	$642.4
Mercury TRA	191.2	(22.3)	(41.4)	—	19.5	147.0
Total	$1,024.3	$(53.5)	$(372.1)	$171.2	$19.5	$789.4

	Balance as of December 31, 2016	2017 TRA Payment	2017 TRA Settlements	2017 Fifth Third Share Purchase	Change in Value (1)	Balance as of December 31, 2017
TRA with Fifth Third Bank	$642.4	$(33.4)	$(157.6)	$647.5	$(418.9)	$680.0
Mercury TRA	147.0	(22.3)	(38.1)	—	13.9	100.5
Total	$789.4	$(55.7)	$(195.7)	$647.5	$(405.0)	$780.5

(1)	Change in TRA with Fifth Third bank is due to Tax Reform.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Balance as of December 31, 2017	2018 TRA Payment	2018 TRA Settlements	2018 Fifth Third Share Purchase	Change in Value	Balance as of December 31, 2018
TRA with Fifth Third Bank	$680.0	$(44.3)	$(145.9)	$120.9	$—	$610.7
Mercury TRA	100.5	(17.4)	(38.0)	—	8.1	53.2
Total	$780.5	$(61.7)	$(183.9)	$120.9	$8.1	$663.9

As a result of a Fifth Third share repurchase, secondary offerings and exchange of units of Worldpay Holding by Fifth Third Bank discussed in Note 10 - Capital Stock and Controlling and Non-controlling Interests, the Company recorded the following (in millions):

Share Repurchase and Secondary Offerings by Year	TRA Liability	Deferred Tax Asset	Net Equity
2018	$120.9	$87.0	$33.9
2017	647.5	627.8	19.7
2016	171.2	175.3	(4.1)

The timing and/or amount of aggregate payments due under the TRAs outside of the call/put structures may vary based on a number of factors, including the amount and timing of the taxable income the Company generates in the future and the tax rate then applicable, the use of loss carryovers and amortizable basis. Payments under the TRAs, if necessary, are required to be made no later than January 5th of the second year immediately following the taxable year in which the obligation occurred. The contractually obligated payments under the TRA obligations paid in January 2016, 2017 and 2018 are in the tables above. The Company made a payment under the TRA obligations of approximately $31.7 million in January 2019. The January 2019 payment is recorded as current portion of tax receivable agreement obligations on the accompanying Consolidated Statements of Financial Position. Unless settled under the terms of the repurchase addenda, the term of the TRAs will continue until all the underlying tax benefits have been utilized or expired.

9. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of December 31, 2018 and 2017, the Company’s interest rate derivative instruments for this purpose consist of interest rate swaps and interest rate cap agreements. The interest rate swaps hedge the variable rate debt by effectively converting floating-rate payments to fixed-rate payments. The interest rate cap agreements cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract.

In May 2018, the Company entered into additional interest rate cap and swap agreements and the Company paid an upfront premium of approximately $8.1 million for the interest rate caps. As of December 31, 2018, the Company’s interest rate cap agreements had a fair value of $24.3 million, classified within other current and non-current assets on the Company’s Consolidated Statements of Financial Position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes.

Additionally, during 2017, the Company entered into a deal contingent foreign currency forward contract. The foreign currency forward served as an economic hedge of the pound sterling denominated portion of the purchase price relating to the Legacy Worldpay acquisition. The foreign currency forward was not designated as a hedge for accounting purposes and, as discussed below, was settled in connection with the closing of the Legacy Worldpay acquisition.

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

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Cash Flow Hedges of Interest Rate Risk

The following table presents the Company’s interest rate swaps and caps designated as cash flow hedges entered into to manage fluctuations in interest rates (in millions):

Derivative	Notional Value	Exposure Periods	Strike Rate
Interest rate swap	$500	January 2018 to January 2019
Interest rate swap	600	June 2018 to January 2021
Interest rate swap	500	June 2019 to June 2021
Total	$1,600

Interest rate cap	$1,000	January 2017 to January 2020	0.75%
Interest rate cap	600	June 2018 to June 2021	2.25%
Total	$1,600

The Company does not offset derivative positions in the accompanying Consolidated Financial Statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying Consolidated Statements of Financial Position (in millions):

	Consolidated Statement of Financial Position Location	December 31, 2018	December 31, 2017
Interest rate contracts	Other current assets	$19.3	$9.7
Interest rate contracts	Other long-term assets	5.3	14.7
Interest rate contracts	Other current liabilities	1.8	4.2
Interest rate contracts	Other long-term liabilities	8.2	0.2

Any ineffectiveness associated with such derivative instruments will be recorded immediately as interest expense in the accompanying Consolidated Statements of Income. As of December 31, 2018, the Company estimates that $5.7 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense during the next 12 months.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
Derivatives in cash flow hedging relationships:
Amount of loss (gain) recognized in OCI (effective portion)(1)	$(5.5)	$6.7	$(6.9)
Amount of gain (loss) reclassified from OCI into earnings (effective portion)	1.1	(9.4)	(12.7)
Amount of gain (loss) recognized in earnings(2)	0.6	(0.6)	—

(1)	“OCI” represents other comprehensive income.

(2)	Amount represents hedge ineffectiveness.

Credit Risk Related Contingent Features

As of December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.3 million.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $10.3 million.

Deal Contingent Forward

On August 9, 2017, the Company entered into a £1.150 billion notional deal contingent forward to economically hedge a portion of the purchase price relating to the Legacy Worldpay acquisition. The deal contingent forward settled upon the closing of the Legacy Worldpay acquisition in January 2018 and the Company recognized a related realized gain of approximately $69.0 million, of which approximately $35.9 million of the gain relates to the year ended December 31, 2018, which is recorded in non-operating expense.

Net Investment Hedges

To help protect the net investment in foreign operations from adverse changes in foreign currency exchange rates, the Company uses non-derivative financial instruments, such as its foreign currency-denominated debt, as economic hedges of its net investments in its Euro and GBP denominated subsidiaries (See Note 7 - Long Term Debt for more discussion on the Company’s foreign currency-denominated debt). The Company designated a portion of its Euro denominated debt and 100% of its GBP denominated debt as net investment hedges.

The effective portions of the net investment hedges are recorded in other comprehensive income (loss). During the year ended December 31, 2018, the Company recognized in other comprehensive income pre-tax gains of $71.7 million relating to these net investment hedges. No ineffectiveness was recorded to earnings on the net investment hedges for year ended December 31, 2018.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. CAPITAL STOCK AND CONTROLLING AND NON-CONTROLLING INTERESTS

Common Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 890,000,000 shares of Class A common stock with a par value of $0.00001 per share and 100,000,000 shares of Class B common stock with no par value per share. The Class A and Class B common stock each provide holders with one vote on all matters submitted to a vote of stockholders. Fifth Third is the holder of the Class B common stock and does not have any of the economic rights (including rights to dividends and distributions upon liquidation) provided to the holders of Class A common stock. Fifth Third holds one share of Class B common stock for each Worldpay Holding Class B unit held. Fifth Third’s Class B units of Worldpay Holding may be exchanged for shares of Class A common stock on a one-for-one basis or, at the Company’s option, for cash equal to the fair value of the shares tendered for exchange. Upon exchange of Fifth Third’s Class B units of Worldpay Holding, an equal number of shares of Class B common stock automatically will be cancelled. The Class A common stock and Class B common stock vote together as a single class.

As of December 31, 2018, 300,454,590 shares of Class A common stock and 10,252,826 shares of Class B common stock were issued and outstanding.

Secondary Offering

In June 2018, Fifth Third exchanged 5 million Class B units in Worldpay Holding for 5 million shares of the Company’s Class A common stock and subsequently sold those 5 million shares of Worldpay, Inc. Class A common stock pursuant to Rule 144 promulgated under the Securities Act of 1933 as amended. The Company did not receive any proceeds from the sale.

Warrant Exercise

On November 28, 2016, Fifth Third net exercised the remaining warrant it held to purchase approximately 5.6 million
Class C Units of Worldpay Holding. The value of the warrant exercised in the amount of $25 million was reclassified out of non-controlling interests to additional paid-in capital on the accompanying Consolidated Statements of Financial Position.

Share Repurchases

From time to time the Company repurchases shares of its Class A common stock under share authorization programs approved by its board of directors. During 2018 and 2016, the Company repurchased approximately 1.8 million and 1.4 million shares of its Class A common stock. There were no shares repurchased during 2017. As of December 31, 2018, 2017 and 2016, the Company had $93 million, $243 million and $243 million, respectively, available for repurchase under these programs.

In addition to the board approved share repurchase program, on August 7, 2017, the Company entered into a transaction agreement with Fifth Third pursuant to which Fifth Third agreed to exercise its right to exchange 19,790,000 Class B Units in Worldpay Holding, LLC for 19,790,000 of the Company’s Class A common stock and immediately thereafter, the Company purchased those newly issued shares of Class A common stock directly from Fifth Third Bank at a price of $64.04 per share, the closing share price of the Company’s Class A common stock on the New York Stock Exchange on August 4, 2017. The Company’s board of directors approved the purchased shares, which were cancelled and are no longer outstanding. Additionally, in November 2016, in connection with Fifth Third’s net exercise of the remaining warrant, the Company repurchased approximately 850,000 shares of its Class A common stock from Fifth Third for approximately $50.8 million, which was approved by a special committee of the Company’s board of directors comprised of independent, disinterested directors.

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

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preferred Stock

Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2018, there was no preferred stock outstanding.

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Worldpay, Inc. is a holding company that does not conduct any business operations of its own. As a result, Worldpay, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Worldpay Holding. The amounts available to Worldpay, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Worldpay Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of December 31, 2018.

Controlling and Non-controlling Interests

The Company accounts for non-controlling interests in accordance with ASC 810, Consolidation. Worldpay, Inc. owns a controlling interest in Worldpay Holding, and therefore consolidates the financial results of Worldpay Holding and its subsidiaries and records non-controlling interest for the economic interests in Worldpay Holding held by Fifth Third, which primarily represents Fifth Third’s minority share of net income or loss of equity in Worldpay Holding. The Exchange Agreement entered into prior to the IPO provides for a 1 to 1 ratio between the units of Worldpay Holding and the common stock of Worldpay, Inc. Net income attributable to non-controlling interests does not include expenses incurred directly by Worldpay, Inc., including income tax expense attributable to Worldpay, Inc. Non-controlling interests are presented as a component of equity in the accompanying Consolidated Statements of Financial Position.

The Company also records non-controlling interest relating to its 51% ownership in a joint venture.

As of December 31, 2018, Worldpay, Inc. and Fifth Third owned interests in Worldpay Holding of 96.70% and 3.30%, respectively. Changes in units and related ownership interest in Worldpay Holding are summarized as follows:

	Worldpay, Inc.	Fifth Third	Total
As of December 31, 2016	161,134,831	35,042,826	196,177,657
% of ownership	82.14%	17.86%
Fifth Third exchange of Worldpay Holding units for shares of Class A common stock	19,790,000	(19,790,000)	—
Purchase and cancellation of Class A common stock	(19,790,000)	—	(19,790,000)
Equity plan activity(1)	1,461,150	—	1,461,150
As of December 31, 2017	162,595,981	15,252,826	177,848,807
% of ownership	91.42%	8.58%
Shares issued for acquisition	133,567,146	—	133,567,146
Fifth Third exchange of Worldpay Holding units for shares of Class A common stock	5,000,000	(5,000,000)	—
Share repurchases	(1,791,967)	—	(1,791,967)
Equity plan activity(1)	1,083,430	—	1,083,430
As of December 31, 2018	300,454,590	10,252,826	310,707,416
% of ownership	96.70%	3.30%

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

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in millions):

	Year Ended December 31,
	2018	2017	2016
Net income	$19.6	$182.7	$280.9
Items not allocable to non-controlling interests:
Worldpay, Inc. expenses(1)	64.7	215.8	81.0
Worldpay Holding net income	$84.3	$398.5	$361.9

Net income attributable to non-controlling interests of Fifth Third(2)	$4.2	$49.9	$65.8
Net income attributable to joint venture non-controlling interest(3)	2.6	2.7	1.9
Total net income attributable to non-controlling interests	$6.8	$52.6	$67.7

(1)	Primarily represents income tax expense, acquisition related expenses and TRA revaluation adjustments related to Worldpay, Inc.

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

11. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Leases

The Company leases office space under non-cancelable operating leases that expire between February 2019 and December 2045. Future minimum commitments under these leases are as follows (in millions):

Year Ended December 31,
2019	$27.8
2020	23.2
2021	21.7
2022	19.0
2023	15.6
Thereafter	71.2
Total	$178.5

Rent expense for the years ended December 31, 2018, 2017 and 2016 was approximately $33.2 million, $9.3 million and $9.4 million, respectively.

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

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2017, the Company incurred a charge of $41.5 million by entering into a settlement agreement to settle class action litigation regarding certain legacy business practices of Mercury, acquired by the Company on June 13, 2014. While the settlement agreement contained no admission of wrongdoing and the Company believes it had meritorious defenses to the claims, the Company agreed to the structure of the settlement, in order to save costs and avoid the risks of on-going litigation.

12. EMPLOYEE BENEFIT PLANS

The Company offers a defined contribution benefit plan for U.S. employees and a defined contribution pension plan for international employees. The plan provides for elective, pre-tax or after tax participant contributions and Company matching contributions. Expenses associated with the defined contribution savings plan for the years ended December 31, 2018, 2017 and 2016 were $41.5 million, $10.8 million and $10.1 million, respectively.

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

Restricted Stock Awards

The Company granted restricted stock awards to certain employees which vest based on the recipient’s continued employment or service to the Company (“Time Awards”).

The Company also granted restricted stock awards to certain employees subject to the achievement of certain financial performance measures ("Performance Awards"). These Performance Awards typically vest on the third anniversary of the grant date. Participants have the right to earn 0% to 200% of the target number of shares of the Company’s Class A common stock, determined by the level of achievement of the financial performance measures during the performance period.

The grant date fair value of the restricted stock awards was based on the quoted fair market value of our common stock on the grant date. The weighted-average grant date fair value of restricted stock awards granted during the years ended 2017 and 2016 was $63.86 and $50.08, respectively. The total fair value of restricted stock awards vested was $37.9 million, $8.3 million and $1.2 million in 2018, 2017 and 2016, respectively.

The following table presents the number and weighted-average grant date fair value of the restricted stock awards for the year ended December 31, 2018:

	Restricted Class A Common Stock - Time Awards	Weighted Average Grant Date Fair Value	Restricted Class A Common Stock - Performance Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	236,078	$54.72	736,119	$50.25
Granted	—	—	—	—
Vested	(204,014)	54.90	(255,636)	37.59
Forfeited	(3,394)	51.83	(4,352)	64.34
Non-vested at December 31, 2018	28,670	$53.74	476,131	$56.92

During the year ended December 31, 2017, under the terms of the Paymetric transaction agreement, the Company replaced employee stock options held by certain employees of Paymetric with restricted stock awards. The number of

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

replacement awards was based on options outstanding at the acquisition date. The weighted average fair value was calculated on the acquisition date using the Black-Scholes option pricing model. The $2.1 million of fair value associated with future service was recognized as expense over a one year period.

Restricted Stock Units

The Company issues restricted stock units to directors and certain employees which typically vest on the first anniversary of the grant date (for directors) and in equal annual increments over three years beginning on the first anniversary of the date of grant (for employees). The grant date fair value of the restricted stock units is based on the quoted fair market value of our common stock at the award date. The weighted-average grant date fair value of restricted stock units granted during the years ended 2018, 2017 and 2016 was $79.74, $64.16 and $51.75, respectively. The total fair value of restricted stock units vested was $64.0 million, $18.8 million and $18.3 million in 2018, 2017 and 2016, respectively.

Additionally, associated with the acquisition of Paymetric in May 2017, the Company issued restricted stock units to certain employees subject to the achievement of certain financial and non-financial performance measures through 2020. See Note 3 - Business Combinations for additional information.

During 2018, under the terms of the Legacy Worldpay transaction agreement, the Company converted Legacy Worldpay stock awards held by certain employees of Legacy Worldpay to restricted share units. The number of restricted share units outstanding as of December 31, 2018 is included in the table below.

The following table presents the number and weighted-average grant date fair value of the restricted stock units for the year ended December 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	909,294	$50.35
Granted	1,349,046	79.74
Vested	(725,619)	65.44
Forfeited	(140,759)	67.11
Non-vested at December 31, 2018	1,391,962	$69.27

Stock Options

The Company grants stock options to certain key employees. All stock options are non-qualified stock options and expire on the tenth anniversary of the grant date.

The following table summarizes stock option activity for the year ended December 31, 2018:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding options at December 31, 2017	2,423,609	$43.28	7.41	$73.4
Granted	887,401	82.07
Exercised	(405,764)	37.77		19.0
Forfeited	(165,829)	69.72
Outstanding options at December 31, 2018	2,739,417	$55.06	7.25	$58.5

Options exercisable at December 31, 2018	1,168,086	$37.05	5.81	$46.0

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended December 31, 2018, 2017, and 2016 the total aggregate intrinsic value of options exercised was $19.0 million, $12.5 million, and $18.4 million, respectively. The weighted-average grant date fair value was estimated by the Company using the Black-Scholes option pricing model with the assumptions below:

	2018	2017	2016
Number of options granted	887,401	604,008	695,666
Weighted average exercise price	$82.07	$64.34	$50.01 - $52.04
Expected option life at grant (in years)	6	6.25	6.25
Expected volatility	23.00%	23.91%	24.77%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	2.71%	2.02%	1.41% - 1.45%
Fair value	$23.67	$18.34	$13.92 - $14.43

The expected option life represents the period of time the stock options are expected to be outstanding and is based on the “simplified method” allowed under SEC guidance. The Company used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. Prior to the 2018 grant, since the Company’s publicly traded stock history was relatively short, expected volatility is based on the Company’s historical volatility and the historical volatility of a group of peer companies. The Company does not intend to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant.

Performance Share Units

The Company issues performance share units to certain employees subject to the achievement of certain financial performance measures. These performance share units vest on the third anniversary of the grant date. Participants have the right to earn 0% to 300% of the target number of shares of the Company’s Class A common stock, determined by the level of achievement of the financial performance measures during the three year performance period. In 2015 the Company also issued performance share units to certain employees subject to the achievement of certain financial and non-financial performance measures through 2018.

The grant date fair value of the performance share units is based on the quoted fair market value of our common stock on the grant date. For the years ended December 31, 2018, 2017 and 2016, the weighted-average grant date fair value of performance share units granted was $81.71, $63.34, and $50.04, respectively, and the total fair value of performance share units vested was $10.8 million, $19.9 million, and $17.1 million, respectively.

During 2018, under the terms of the Legacy Worldpay transaction agreement, the Company converted Legacy Worldpay’s performance awards held by certain employees of Legacy Worldpay to performance share units. The converted performance share units are subject to the same achievement of financial performance measures as the Company’s performance share units, except the awards are capped at a maximum of 100% of the target number of units. The number of converted share units outstanding as of December 31, 2018 is included in the table below.

The following table presents the number and weighted-average grant date fair value of the performance share units for the year ended December 31, 2018:

	Performance Share Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	327,912	$54.21
Granted	1,231,508	81.71
Incremental shares upon completion of performance goals	69,035	37.10
Vested	(138,070)	37.10
Forfeited	(123,594)	77.40
Non-vested at December 31, 2018	1,366,791	$77.76

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The share-based compensation expense related to the performance share units (“PSUs”) is estimated based on target performance and is adjusted as appropriate throughout the performance period based on the shares expected to be earned at that time. The non-vested PSUs presented in the table above are presented at target or 100%. On February 15, 2019, the Compensation Committee of the Company’s Board of Directors certified the achievement of the performance goals for the 2016 PSUs, which had a performance period of January 1, 2016 to December 31, 2018, at the maximum 200% of the target number of shares (57,131 shares incremental to those included in the table above for the 2016 PSUs).

Employee Share Purchase Plans

The Company offers employee stock purchase plans, which allow employees to purchase shares of common stock at a discount through payroll contributions. The expense related to these plans is included in total share-based compensation expense disclosed below.

For the years ended December 31, 2018, 2017 and 2016, total share-based compensation expense was $124.8 million, $47.9 million and $35.9 million, respectively. Related tax benefits recorded in the accompanying Consolidated Statements of Income totaled $28.0 million in 2018, $15.6 million in 2017 and $10.9 million in 2016. At December 31, 2018, there was approximately $172.2 million of unrecognized share-based compensation expense, which is expected to be recognized over a remaining weighted-average period of approximately 2.5 years.

14. INCOME TAXES

In accordance with ASC Topic 740, Income Taxes, (“ASC 740”) income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax liabilities and assets, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using the enacted statutory tax rates and are adjusted for any changes in such rates in the period of change.

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

On December 22, 2017, the President of the United States signed into law Tax Reform, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduced the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. As a result of the reduction in tax rates, the Company recorded a reduction in the value of its deferred tax assets of approximately $363.6 million in 2017. The Company has completed its analysis of the impact of Tax Reform during the fourth quarter of 2018 and has increased its provision for income taxes for the year ended December 31, 2018 by an immaterial amount related to certain deferred tax assets or liabilities for which the Company has adjusted provisional amounts recorded in the prior year.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of applicable income taxes (in millions):

	Year Ended December 31,
	2018	2017	2016
Current income tax expense:
U.S. income taxes	$16.9	$27.8	$58.0
State and local income taxes	6.2	6.4	4.1
Foreign income taxes	40.3	—	—
Total current tax expense	63.4	34.2	62.1
Deferred income tax (benefit) expense:
U.S. income taxes	(27.8)	575.6	70.8
State and local income taxes	(1.0)	21.2	8.9
Foreign income taxes	(62.3)	—	—
Total deferred tax (benefit) expense	(91.1)	596.8	79.7
Applicable income tax (benefit) expense	$(27.7)	$631.0	$141.8

Income (loss) before taxes for the year ended December 31, 2018 were comprised of a $58.2 million loss from domestic operations and $50.1 million of income from foreign operations. For the years ended December 31, 2017 and 2016 all pre-tax income was related to domestic operations.
A reconciliation of the federal statutory tax and the Company’s income tax (benefit) expense for all periods is provided below (in millions):

	Year Ended December 31,
	2018	2017	2016
Federal statutory tax	$(1.7)	$284.8	$148.0
State taxes-net of federal benefit	(2.6)	23.6	11.7
Non-U.S. tax rate differential	(34.6)	—	—
Effect of changes in deferred tax rates	8.3	357.8	0.2
Non-controlling interest	(0.3)	(13.1)	(19.5)
Other-net	6.8	(2.2)	1.4
Excess tax benefit from share-based compensation	(15.2)	(16.9)	—
Acquisition	11.6	(3.0)	—
Applicable income tax (benefit) expense	$(27.7)	$631.0	$141.8

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities are comprised of the following as of December 31, 2018 and 2017 (in millions):

	December 31, 2018	December 31, 2017
Deferred tax assets
Domestic net operating losses	$69.6	$29.4
Foreign net operating losses	12.1	—
Employee benefits	2.4	1.2
Interest expense limitation	22.5	—
Other assets	5.1	2.7
Other accruals and reserves	112.0	59.2
Partnership basis	750.8	733.0
Deferred tax assets	974.5	825.5
Valuation Allowance	(12.6)	—
Realizable deferred tax assets	961.9	825.5
Deferred tax liabilities
Property and equipment	(2.8)	(31.4)
Goodwill and intangible assets	(642.9)	(120.2)
Deferred tax liability	(645.7)	(151.6)
Deferred tax asset-net	$316.2	$673.9

As part of acquisitions, the Company acquired U.S. federal and state tax loss carryforwards. As of December 31, 2018, the cumulative U.S. federal, state and foreign tax loss carryforwards were approximately $251.9 million, $206.8 million and $73.2 million, respectively. The U.S. federal and state tax loss carryforwards will expire between 2020 and 2037. The foreign tax loss carryforwards will expire between 2019 and 2027.

The partnership basis included in the above table is the result of a difference between the tax basis and book basis of Worldpay, Inc.’s investment in Worldpay Holding. Worldpay Holding, a partnership for tax purposes, has an Internal Revenue Code election in place to adjust the tax basis of partnership property to fair market value related to the portion of the partnership interest transferred, through an exchange of units of Worldpay Holding by its members. Included in partnership basis in the table above are deferred tax assets resulting from the increase in tax basis generated by the exchange of units of Worldpay Holding in connection with the IPO and subsequent secondary offerings. See Note 8 - Tax Receivable Agreements for discussion of deferred tax assets as a result of the secondary offerings and exchange of units of Worldpay Holding.

Deferred tax assets are reviewed to determine whether the available evidence allows the Company to recognize the tax benefits. To the extent that a tax asset is not expected to be realized, the Company records a valuation allowance against the deferred tax assets, which was $12.6 million during the year ended December 31, 2018 relating to net operating losses that are limited or currently unable to be utilized.

A provision for federal, state and local income taxes has been recorded on the Consolidated Statements of Income for the amounts of such taxes the Company is obligated to pay or amounts refundable to the Company. At December 31, 2018 and 2017, the Company had an income tax receivable of approximately $17.5 million and $23.1 million, respectively, which is included in other current assets on the Company’s Consolidated Statements of Financial Position.

The Company accounts for uncertainty in income taxes under ASC 740. As of December 31, 2018 and 2017 the Company had no material uncertain tax positions. If a future liability does arise related to uncertainty in income taxes, the Company has elected an accounting policy to classify interest and penalties, if any, as income tax expense.

The Company or one or more if its subsidiaries file income tax returns in the U.S. and various other state and foreign jurisdictions. As of December 31, 2018, the Company is subject to income tax examination by the U.S. federal jurisdiction from 2013 forward. Foreign jurisdictions generally remain subject to examination from 2013 forward.

Worldpay, Inc.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in millions):

	December 31, 2018			December 31, 2017
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:	0	0	0	0	24.4	0
Interest rate contracts	$—	$24.6	$—	$—	$24.4	$—
Deal contingent foreign currency forward	—	—	—	—	33.1	—
Liabilities:	0	0	0	0	4.4	0
Interest rate contracts	$—	$10.0	$—	$—	$4.4	$—
Mercury TRA	—	53.2	—	—	100.5	—

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

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018 and 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 9 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deal Contingent Forward

The Company used a foreign currency contract to manage its foreign currency exposure relating to the Worldpay transaction (see Note 9 - Derivatives and Hedging Activities). The fair value of the foreign currency forward was determined using the market standard methodology of discounting the projected settlement value of the instrument. The projected settlement value was based on the expectation of future foreign currency rates derived from observed market interest rate curves. In addition, to comply with the provisions of ASC 820, credit valuation adjustments are incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of its foreign currency forward contract for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value and is based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense.

The following table summarizes carrying amounts and estimated fair values for the Company’s financial instrument liabilities that are not reported at fair value in our Consolidated Statements of Financial Position as of December 31, 2018 and 2017 (in millions):

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Notes payable	$7,847.8	$7,679.6	$5,694.3	$5,772.1

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

Diluted net income per share is calculated assuming that Worldpay Holding is a wholly-owned subsidiary of Worldpay, Inc., therefore eliminating the impact of Fifth Third’s non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Worldpay Holding (“Class B units”), which are held by Fifth Third and represent the non-controlling interest in Worldpay Holding, are convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share attributable to Worldpay, Inc. Class A common stock is calculated assuming the conversion of the Class B units on an “if-converted” basis. Due to the Company’s structure as a C corporation and Worldpay Holding’s structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company’s income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock.

During the year ended December 31, 2018, 2017 and 2016, approximately 12.7 million, 27.2 million and 35.0 million, respectively, weighted-average Class B units of Worldpay Holding were excluded in computing diluted net income per share attributable to Worldpay, Inc. Class A common stock because including them would have had an antidilutive effect. As the Class B units of Worldpay Holding were not included, the numerator used in the calculation of diluted net income per share was equal to the numerator used in the calculation of basic net income per share for the year ended December 31, 2018, 2017 and 2016. As of December 31, 2018, 2017 and 2016, there were approximately 10.3 million, 15.3 million and 35.0 million Class B units outstanding, respectively.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition to the Class B units discussed above, potentially dilutive securities during the years ended December 31, 2018, 2017 and 2016 included restricted stock awards, restricted stock units, stock options, performance share awards and employee stock purchase plan purchase rights. Additionally, potentially dilutive securities during the year ended December 31, 2016 also included the warrant held by Fifth Third which allows for the purchase of Class C units of Worldpay Holding. During the year ended December 31, 2018, 2017 and 2016, approximately 1,521,616, 738,520 and 660,204, respectively, performance awards have been excluded as the applicable performance metrics had not been met as of the reporting dates.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

The following table sets forth the computation of basic and diluted net income per share (in millions, except share data):

	Year Ended December 31,
	2018	2017	2016
Basic:
Net income attributable to Worldpay, Inc.	$12.8	$130.1	$213.2
Shares used in computing basic net income per share:
Weighted-average Class A common shares	292,992,892	161,293,062	156,043,636
Basic net income per share	$0.04	$0.81	$1.37
Diluted:
Net income attributable to Worldpay, Inc.	$12.8	$130.1	$213.2
Shares used in computing diluted net income per share:
Weighted-average Class A common shares	292,992,892	161,293,062	156,043,636
Weighted-average Class B units of Worldpay Holding	—	—	—
Warrant	—	—	4,959,501
Stock options	894,010	729,138	531,165
Restricted stock awards, restricted stock units and employee stock purchase plan	1,208,928	663,663	510,694
Performance awards	118,452	121,283	70,553
Diluted weighted-average shares outstanding	295,214,282	162,807,146	162,115,549
Diluted net income per share	$0.04	$0.80	$1.32

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The activity of the components of accumulated other comprehensive (loss) income related to cash flow hedging and other activities for the years ended December 31, 2018, 2017 and 2016 is presented below (in millions):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Worldpay, Inc.	AOCI Ending Balance
Year Ended December 31, 2018
Net change in fair value of cash flow hedges recorded in accumulated OCI	$(13.8)	$(5.5)	$1.3	$(4.2)	$—	$(4.2)	$(18.0)
Net realized loss on cash flow hedges reclassified into earnings(1)	16.7	(1.1)	0.3	(0.8)	—	(0.8)	15.9
Translation adjustments on net investment hedge recorded in AOCI(2)	—	71.7	(16.6)	55.1	(2.9)	52.2	52.2
Foreign currency translation adjustments(3)	—	(809.2)	—	(809.2)	27.9	(781.3)	(781.3)
Net change	$2.9	$(744.1)	$(15.0)	$(759.1)	$25.0	$(734.1)	$(731.2)

Year Ended December 31, 2017
Net change in fair value of cash flow hedges recorded in accumulated OCI	$(17.8)	$6.7	$(2.3)	$4.4	$(0.4)	$4.0	$(13.8)
Net realized loss on cash flow hedges reclassified into earnings(1)	11.6	9.4	(2.9)	6.5	(1.4)	5.1	16.7
Net change	$(6.2)	$16.1	$(5.2)	$10.9	$(1.8)	$9.1	$2.9

Year Ended December 31, 2016
Net change in fair value of cash flow hedges recorded in accumulated OCI	$(14.3)	$(6.9)	$2.1	$(4.8)	$1.3	$(3.5)	$(17.8)
Net realized loss on cash flow hedges reclassified into earnings(1)	5.1	12.7	(3.9)	8.8	(2.3)	6.5	11.6
Net change	$(9.2)	$5.8	$(1.8)	$4.0	$(1.0)	$3.0	$(6.2)

(1)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying Consolidated Statements of Income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(a)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(a) The years ended December 31, 2018, 2017 and 2016, reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

(2)	See Note 9 - Derivatives and Hedging Activities for more information on net investment hedge activity.

(3)	There is no tax impact on the foreign translation adjustments due to the Tax Reform impact on distributions, enacted in 2017.

18. RELATED PARTY TRANSACTIONS

In connection with the Company’s separation from Fifth Third on June 30, 2009, the Company entered into various agreements which provide for services provided to or received from Fifth Third. Subsequent to the separation from Fifth Third, the Company continues to enter into various business agreements with Fifth Third. Transactions under these agreements are discussed below and throughout these notes to the accompanying Consolidated Financial Statements. Fifth Third currently holds 3.30% of the voting interests in Worldpay, Inc. and 3.30% ownership interest in Worldpay Holding.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the Company closing the Legacy Worldpay acquisition on January 16, 2018, Fifth Third’s ownership percentage in Worldpay Holding decreased below 5% and Fifth Third no longer has board representation, therefore the Company no longer considers Fifth Third a related party. Fifth Third revenue for the period of January 1, 2018 through January 15, 2018 was not material.

Fifth Third related party revenue within the Consolidated Statements of Income for the years ended December 31, 2017 and 2016 was $66.7 million and $74.9 million, respectively.

The Fifth Third related party positions within the Consolidated Statements of Financial Position for the period ended December 31, 2017 are as follows (in millions):

Consolidated Statements of Financial Position Location	December 31, 2017
Assets:
Accounts receivable - net	$0.7
Liabilities:
Accounts payable and accrued expenses	$9.0
Current portion of notes payable	5.4
Current portion of tax receivable agreement obligations	190.2
Notes payable	158.4
Tax receivable agreement obligations	489.8

Debt Agreements

Fifth Third held $163.8 million as of December 31, 2017 of the Company’s outstanding debt. For the years ended December 31, 2017 and 2016, interest expense associated with these arrangements was $4.9 million and $4.2 million, respectively, and commitment fees were $0.1 million and $0.1 million, respectively.

Lease Agreement

The Company leases or subleases a number of office and/or data center locations with Fifth Third. For the years ended December 31, 2017 and 2016, related party rent expense was approximately $3.7 million and $3.7 million, respectively.

Service Processing and Other Service Agreements

In July 2016, the Company amended and extended its Master Services Agreement with Fifth Third (the “EFT Service Agreement”), through December 2024. The EFT Service Agreement is exclusive and provides Fifth Third and its subsidiary depository institutions with various electronic fund transfer, or EFT, services including debit card processing and ATM terminal driving services. Revenue for the EFT Service Agreement and other services is in the related party revenues for 2017 and 2016 discussed above.

Referral Agreement

In July 2016, the Company amended and extended its exclusive referral arrangement with Fifth Third, through December 2024. Commercial and retail merchant clients of Fifth Third and its subsidiary depository institutions that request merchant (credit or debit card) acceptance services are referred exclusively to us. In return for these referrals and the resulting merchant relationships, we make ongoing incentive payments to Fifth Third. Costs associated with this agreement totaled $2.1 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Clearing, Settlement and Sponsorship Agreement and Treasury Management Agreement

Fifth Third is a member of the Visa, Mastercard and other payment network associations. Fifth Third is the Company’s primary sponsor into the respective card associations. In July 2016, the Company amended and extended its agreement with Fifth Third, through December 2024. Fifth Third also provides access to certain cash and treasury management services to the Company. For the years ended December 31, 2017 and 2016, the Company paid Fifth Third approximately $2.3 million and $2.9 million, respectively, for these services. As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies, the Company holds certain cash and cash equivalents on deposit at Fifth Third. At December 31, 2017, approximately $81.0 million was held on deposit at Fifth Third. Interest income on deposits held at Fifth Third during the years ended December 31, 2017 and 2016 was immaterial.

Other Non-material Services

The Company received certain other non-material services from Fifth Third. The total expense for other services provided by Fifth Third for the years ended 2017 and 2016 was $0.2 million and $0.3 million, respectively.

19. SEGMENT INFORMATION

As a result of changes driven by the Company’s acquisition of Legacy Worldpay, the Company’s reportable segments have changed and the Company has recast the years ended December 31, 2017 and 2016 segment information to align with the new reportable segments. The new segments are Technology Solutions, Merchant Solutions and Issuer Solutions, which are organized based on the Company’s solution offerings. The reorganization consisted of separating the Company’s former Merchant segment into two separate segments, Technology Solutions and Merchant Solutions, with the Company’s Financial Institutions segment renamed Issuer Solutions. The Company’s Chairman of the Board and Chief Executive Officer is the chief operating decision maker (“CODM”), who evaluates the performance and allocates resources based on the operating results of each segment. The Company’s reportable segments are the same as the Company’s operating segments and there is no aggregation of the Company’s operating segments. Below is a summary of each segment:

•
Technology Solutions - Technology Solutions provides merchant acquiring, payment processing and related services to a diverse set of merchants that primarily accept payments through eCommerce and integrated payment solutions.

•
Merchant Solutions - Merchant Solutions provides merchant acquiring, payment processing and related services to a diverse set of merchants that primarily accept payments through an omni-channel solution including terminal based.

•
Issuer Solutions - Issuer Solutions provides card issuer processing, payment network processing, fraud protection and card production to a diverse set of financial institutions, including regional banks, community banks, credit unions and regional PIN networks.

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Year Ended December 31, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$1,601.4	$1,976.2	$347.8	$3,925.4
Network fees and other costs(1)	—	—	—	—
Sales and marketing	422.9	683.7	25.1	1,131.7
Segment profit	$1,178.5	$1,292.5	$322.7	$2,793.7

(1)	For the year ended December 31, 2018 network fees and other costs are netted within revenue as the result of the Company’s adoption of ASC 606 on January 1, 2018.

	Year Ended December 31, 2017
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$1,264.5	$2,303.1	$458.9	$4,026.5
Network fees and other costs	454.9	1,325.2	123.1	1,903.2
Sales and marketing	277.9	368.6	23.0	669.5
Segment profit	$531.7	$609.3	$312.8	$1,453.8

	Year Ended December 31, 2016
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$991.7	$2,091.3	$496.0	$3,579.0
Network fees and other costs	358.6	1,178.4	137.2	1,674.2
Sales and marketing	212.5	345.5	24.3	582.3
Segment profit	$420.6	$567.4	$334.5	$1,322.5

A reconciliation of total segment profit to the Company’s income before applicable income taxes is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Total segment profit	$2,793.7	$1,453.8	$1,322.5
Less: Other operating costs	(698.0)	(318.7)	(294.2)
Less: General and administrative	(662.1)	(295.1)	(189.7)
Less: Depreciation and amortization	(1,095.0)	(318.5)	(270.1)
Less: Interest expense—net	(304.9)	(140.6)	(109.5)
Less: Non-operating (expense) income	(41.8)	432.8	(36.3)
(Loss) income before applicable income taxes	$(8.1)	$813.7	$422.7

Worldpay, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth our unaudited results of operations on a quarterly basis for the years ended December 31, 2018 and 2017 (in millions).

	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Revenue	$1,050.0	$1,017.9	$1,006.8	$850.7	$1,065.9	$1,033.7	$998.7	$928.2
Network fees and other costs(1)	—	—	—	—	496.9	479.5	468.7	458.1
Net revenue	1,050.0	1,017.9	1,006.8	850.7	569.0	554.2	530.0	470.1
Sales and marketing	286.5	295.8	283.4	266.0	172.4	173.8	168.3	155.0
Other operating costs	182.6	174.8	185.5	155.1	84.4	79.4	79.0	75.9
General and administrative	134.5	140.7	136.8	250.1	105.5	49.6	50.7	89.3
Depreciation and amortization	271.0	328.9	287.9	207.2	81.5	82.5	78.4	76.1
Income from operations	$175.4	$77.7	$113.2	$(27.7)	$125.2	$168.9	$153.6	$73.8
Net income (loss)	$115.8	$3.6	$(1.5)	$(98.3)	$(46.4)	$106.9	$86.9	$35.3
Net income (loss) attributable to Worldpay, Inc.	$110.5	$2.8	$(2.9)	$(97.6)	$(59.7)	$92.1	$68.8	$28.9
Net income (loss) per share attributable to Worldpay, Inc. Class A common stock:
Basic	$0.37	$0.01	$(0.01)	$(0.36)	$(0.37)	$0.57	$0.43	$0.18
Diluted	$0.36	$0.01	$(0.01)	$(0.36)	$(0.37)	$0.57	$0.42	$0.17

(1)	For 2018 quarters, network fees and other costs are netted within revenue as the result of the Company’s adoption of ASC 606 on January 1, 2018.

Our results of operations are subject to seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically our revenues have been the strongest in the fourth quarter and weakest in our first quarter.

*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2018. In accordance with Sarbanes Oxley rules and regulations, which allow for a one year integration period, management has not conducted an assessment of internal control over financial reporting at Worldpay Group, plc (“Legacy Worldpay”), which was acquired on January 16, 2018. Legacy Worldpay constituted approximately 28% of the Company's total assets of the related Consolidated Financial Statement amounts as of December 31, 2018. Legacy Worldpay will be included in the Company’s risk assessment and testing of internal controls in 2019.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Form 10-K and, as part of the audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Worldpay, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Worldpay Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to a change in accounting principle for the accounting for revenue from contracts with customers.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Worldpay Group, plc (“Legacy Worldpay”), which was acquired on January 16, 2018. Legacy Worldpay constituted approximately 28% of the Company's total assets of the related consolidated financial statement amounts as of December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Legacy Worldpay.
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

/s/ DELOITTE & TOUCHE LLP
Cincinnati, Ohio
February 26, 2019

Item 9B. Other Information
On February 24, 2019, Sir Michael Rake resigned from the Company’s board of directors (the “Board”). There were no disagreements between the Company and Mr. Rake that led to his decision to resign. Effective upon Mr. Rake’s resignation, the Board appointed Jeffrey Stiefler as the Lead Director of the Board.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item to be disclosed under is incorporated by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

As a company incorporated in the United States and listed on the New York Stock Exchange and the London Stock Exchange, the Company is not subject to the requirements of the UK Corporate Governance Code. The Company follows and complies with the NYSE Listed Company Manual, which is the NYSE’s comprehensive rulebook for listed companies, including publishing an annual confirmation statement. In accordance with the NYSE Listed Company Manual, we have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is available on our website (http://investors.Worldpay.com) under “Corporate Governance.” We will also provide a copy of these documents to any person, without charge, upon request, by writing to us at Worldpay, Inc., Investor Relations Department, 8500 Governor’s Hill Drive, Symmes Township, Ohio 45249. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and the location specified above.

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
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2018 regarding the Company’s equity compensation plans.

	[a]	[b]	[c]
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a])

Plan category
Equity compensation plans approved by stockholders	5,433,961	$55.06	23,563,106	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	5,433,961	$55.06	23,563,106	(3)(4)(5)

(1)	Column [a] includes the following outstanding equity-based awards:
•2,675,208 stock options;
•1,391,962 restricted stock units; and
•1,366,791 performance share units.

(2)	The weighted-average exercise price set forth in this column is calculated without regard to restricted stock units and performance share units, which do not have any exercise price.

(3)
Equity compensation plans consist of the Worldpay, Inc. 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) and the Worldpay, Inc. Employee Stock Purchase Plan (the “ESPP”). The 2012 Equity Incentive Plan had 35.5 million shares initially authorized for issuance. In addition to these 35.5 million shares, the following shares will become available for grant under the 2012 Equity Incentive Plan, and, to the extent such shares became available as of December 31, 2018, they are included in the table above as available for grant: (i) shares covered by outstanding awards under the 2012 Equity Incentive Plan that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; and (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally. The ESPP had 2.5 million shares initially authorized for issuance. As of December 31, 2018, 2.2 million shares remain available for issuance under the ESPP.

(4)
At the time of the acquisition of Mercury Payment Systems, LLC, the Company registered and issued 1.8 million shares under the Mercury Payment Systems, LLC 2010 Unit Incentive Plan, as Restated and Assumed by Worldpay, Inc. The awards issued were stock options, which have been excluded in the table above. As of December 31, 2018 there were 64,209 outstanding options remaining with a weighted-average exercise price of $16.22 and 315,761 awards available to be issued due to forfeitures subsequent to the acquisition.

(5)
At the time of the acquisition of Worldpay Group plc, the Company replaced equity awards held by certain employees of Legacy Worldpay under the terms of the Legacy Worldpay transaction agreement. The awards replaced were restricted stock units and performance share units, which have been included in the table above.

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

SCHEDULE I - Condensed Financial Information of Registrant

Worldpay, Inc.
CONDENSED STATEMENTS OF INCOME (PARENT COMPANY ONLY)
(In millions)

	Year Ended December 31,
	2018	2017	2016
General and administrative	$1.3	$24.7	$0.3
Loss from operations	(1.3)	(24.7)	(0.3)
Non-operating (expense) income, net	(48.2)	418.9	(0.1)
(Loss) income before income taxes and equity in net income of subsidiaries	(49.5)	394.2	(0.4)
Income tax expense	15.2	610.0	80.6
Loss before equity in net income of subsidiaries	(64.7)	(215.8)	(81.0)
Equity in net income of subsidiaries	77.5	345.9	294.2
Net income attributable to Worldpay, Inc.	$12.8	$130.1	$213.2

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Worldpay, Inc.
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (PARENT COMPANY ONLY)
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income attributable to Worldpay, Inc.	$12.8	$130.1	$213.2
(Loss) gain on hedging activities and foreign currency translation	(734.1)	9.1	3.0
Comprehensive (loss) income attributable to Worldpay, Inc.	$(721.3)	$139.2	$216.2

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Worldpay, Inc.
CONDENSED STATEMENTS OF FINANCIAL POSITION (PARENT COMPANY ONLY)
(In millions)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Tax refund receivable	$11.2	$18.4
Total current assets	11.2	18.4
Investment in subsidiaries	9,909.4	549.5
Deferred taxes	786.6	738.3
Total assets	$10,707.2	$1,306.2
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$7.5	$23.6
Payable to subsidiaries	234.6	70.1
Current portion of tax receivable agreement obligations to related parties	19.9	190.2
Total current liabilities	262.0	283.9
Long-term liabilities:
Tax receivable agreement obligations to related parties	590.8	489.8
Total long-term liabilities	590.8	489.8
Total liabilities	852.8	773.7
Equity:
Total Worldpay, Inc. equity	9,854.4	532.5
Total liabilities and equity	$10,707.2	$1,306.2

See Notes to Condensed Consolidated Financial Statements (Parent Company only).

SCHEDULE I - Condensed Financial Information of Registrant

Worldpay, Inc.
CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)
(In millions)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net income attributable to Worldpay, Inc.	$12.8	$130.1	$213.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(77.5)	(345.9)	(294.2)
Deferred taxes	7.8	621.2	54.5
Tax receivable agreements non-cash items	—	(418.8)	0.1
Distributions from subsidiaries	(82.1)	32.2	84.8
Excess tax benefit from share-based compensation	—	—	(12.2)
Change in operating assets and liabilities, net	56.2	7.8	20.0
Net cash provided by operating activities	(82.8)	26.6	66.2
Investing Activities:
Proceeds from sale of Class A units in Worldpay Holding	176.6	1,278.1	87.7
Purchase of Class A units in Worldpay Holding	(23.8)	(14.5)	(15.4)
Net cash provided by investing activities	152.8	1,263.6	72.3
Financing Activities:
Advances from subsidiaries, net	234.5	70.2	70.7
Proceeds from exercise of Class A common stock options	23.8	14.5	15.4
Purchase and cancellation of Class A common stock	—	(1,268.0)	—
Repurchase of Class A common stock (including to satisfy tax withholding obligations)	(176.6)	(10.1)	(87.7)
Settlement of certain tax receivable agreements	(107.4)	(63.4)	(117.9)
Payments under tax receivable agreements	(44.3)	(33.4)	(31.2)
Excess tax benefit from share-based compensation	—	—	12.2
Net cash used in financing activities	(70.0)	(1,290.2)	(138.5)
Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents—Beginning of period	—	—	—
Cash and cash equivalents—End of period	$—	$—	$—

Cash Payments:
Taxes	$0.1	$5.6	$6.8
Non-cash Items:
Issuance of tax receivable agreements	$120.9	$647.5	$171.2

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

Worldpay, Inc. is a holding company that does not conduct any business operations of its own and therefore its assets consist primarily of investments in subsidiaries. Worldpay Inc.’s cash inflows are primarily from cash dividends and distributions and other transfers from Worldpay Holding, formerly Vantiv Holding. Worldpay, Inc. may not be able to access cash generated by its subsidiaries in order to fulfill cash commitments or to pay cash dividends on its common stock. The amounts available to Worldpay, Inc. to fulfill cash commitments or to pay cash dividends are also subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. For a discussion on the tax receivable agreements, see Note 8- Tax Receivable Agreements in the Consolidated Financial Statements and notes of Worldpay, Inc. appearing in this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Purchase and Sale Agreement, dated as of November 10, 2016, by and among National Processing Company, Moneris Solutions Corporation, and Vantiv, LLC, as guarantor of National Processing’s obligations.	10-K	001-35462	2.1	February 8, 2017
2.2	Rule 2.7 Announcement dated August 9, 2017.	8-K	001-35462	2.1	August 9, 2017
2.3	Amended and Restated Co-operation Agreement, dated August 10, 2017, by and among Worldpay, Inc., Vantiv UK and Worldpay.	8-K	001-35462	2.1	August 11, 2017
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-3ASR	333-211645	4.1	May 26, 2016
3.1.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company	8-K	001-35462	3.1	January 16, 2018
3.2	Amended and Restated Bylaws of Worldpay, Inc.	8-K	001-35462	3.2	January 16, 2018
4.1	Indenture, dated as of December 21, 2017, by and among Vantiv, LLC, Vantiv Issuer Corp. and BNY Mellon Corporate Trustee Services Limited, as trustee.	8-K	001-35462	4.1	December 21, 2017
4.2	First Supplemental Indenture, dated as of January 16, 2018, by and among Vantiv, LLC, Vantiv Issuer Corp. and BNY Mellon Corporate Trustee Services Limited, as trustee.	8-K	001-35462	4.1	January 16, 2018
4.3	Second Supplemental Indenture, dated as of January 16, 2018, by and among Bibit Secure Internet Payments Inc., Ship US Holdco, Inc., Worldpay US, Inc., Worldpay Holdco Inc., Worldpay SF, Inc.Vantiv, LLC, Vantiv Issuer Corp. and BNY Mellon Corporate Trustee Services Limited, as trustee.	8-K	001-35462	4.1	April 2, 2018
10.1	Second Amended and Restated Limited Liability Company Agreement of Vantiv Holding, LLC.	10-Q	001-35462	10.1	May 8, 2012
10.2	Advancement Agreement by and among Vantiv Holding, LLC and Worldpay, Inc.	10-Q	001-35462	10.2	May 8, 2012
10.3	Exchange Agreement among Worldpay, Inc., Vantiv Holding, LLC, Fifth Third Bank, FTPS Partners, LLC and such other holders of Class B Units and Class C Non-Voting Units from time to time party thereto.	10-Q	001-35462	10.3	May 8, 2012
10.4	Registration Rights Agreement by and among Worldpay, Inc. and the stockholders party thereto.	10-Q	001-35462	10.4	May 8, 2012
10.5	Tax Receivable Agreement by and among Worldpay, Inc., Fifth Third Bank and FTPS Partners, LLC.	10-Q	001-35462	10.6	May 8, 2012
10.6	Tax Receivable Agreement by and among Worldpay, Inc., Fifth Third Bank, FTPS Partners, LLC, the Advent Stockholders, Advent International Corporation and JPDN Enterprises, LLC.	10-Q	001-35462	10.9	May 8, 2012
10.7	Amendment and Restatement Agreement, dated as of October 14, 2016, among Vantiv, LLC, Vantiv Holding, LLC, the other Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto.	8-K	001-35462	10.1	October 18, 2016
10.8	Second Amended and Restated Loan Agreement, dated as of October 14, 2016, by and among Vantiv, LLC, various lenders from time to time party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other agents party thereto.	8-K	001-35462	10.2	October 18, 2016
10.9	Incremental Amendment No. 2, dated as of August 7, 2017, by and among Vantiv LLC and certain financial institutions party thereto as lenders.	8-K	001-35462	10.1	August 9, 2017
10.10	Incremental Amendment No. 3, dated as of August 9, 2017, by and among Vantiv LLC and certain financial institutions party thereto as lenders.	8-K	001-35462	10.1	August 9, 2017
10.11	Bridge Commitment Letter, dated as of August 9, 2017, by and among Vantiv LLC and certain financial institutions party thereto as lenders.	8-K	001-35462	10.2	August 9, 2017
10.12	Backstop Commitment Letter, dated as of August 9, 2017, by and among Vantiv LLC and certain financial institutions party thereto as lenders.	8-K	001-35462	10.3	August 9, 2017

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13	Third Amendment and Restatement Agreement, dated as of September 8, 2017, among Vantiv, LLC, Vantiv Holding, LLC, the other Loan Parties, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders party thereto, and the Third Amended and Restated Loan Agreement, attached thereto as Exhibit A.	8-K	001-35462	10.1	September 11, 2017
10.14	Incremental Amendment No. 4, dated as of October 3, 2017, among Vantiv, LLC, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and the other lenders party thereto.	8-K	001-35462	10.1	October 4, 2017
10.15	Incremental Amendment No. 5, dated as of June 22, 2018, among Vantiv, LLC, Morgan Stanley Senior Funding, Inc., as Administrative Agent, and the other lenders party thereto.	8-K	001-35462	10.1	June 22, 2018
10.15+	Form of Restricted Stock Award Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan for Holders of Phantom Units under the Vantiv Holding, LLC Management Phantom Equity Plan.	S-1/A	333-177875	10.24	March 5, 2012
10.16.1+	Form of Stock Option Grant Notice and Option Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.1	May 6, 2013
10.16.2+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.2	May 6, 2013
10.16.3+	Form of Restricted Share Grant Notice and Restricted Share Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.3	April 30, 2015
10.16.4+	Form of Performance Share Grant Notice and Performance Share Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.4	April 30, 2015
10.16.5+	Form of Performance Share Unit Award Notice and Performance Share Unit Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-Q	001-35462	10.3	May 6, 2013
10.16.6+	Revised Form of Performance Share Award Notice and Performance Share Agreement under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.12.7	February 10, 2016
10.16.7+	Form of Performance Share Unit Acquisition Award Notice and Performance Share Unit Acquisition Award Agreement for U.S. Employees (Co-CEO) under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.16.7	February 28, 2018
10.16.8+	Form of Performance Share Unit Acquisition Award Notice and Performance Share Unit Acquisition Award Agreement for U.K. Employees (Co-CEO) under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.16.8	February 28, 2018
10.16.9+	Form of Performance Share Unit Acquisition Award Notice and Performance Share Unit Acquisition Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.16.9	February 28, 2018
10.16.10+	Form of Performance Share Unit Acquisition Award Notice and Performance Share Unit Acquisition Award Agreement for U.K. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.16.10	February 28, 2018
10.16.11+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for U.K. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.16.11	February 28, 2018
10.16.12+	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.16.12	February 28, 2018
10.16.13+	Form of Stock Option Grant Notice and Stock Option Award Agreement for U.K. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.16.13	February 28, 2018
10.16.14+	Form of Stock Option Grant Notice and Stock Option Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.16.14	February 28, 2018
10.16.15+	Form of Performance Share Unit Award Notice and Performance Share Unit Award Agreement for U.K. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.16.15	February 28, 2018
10.16.16+	Form of Performance Share Unit Award Notice and Performance Share Unit Award Agreement for U.S. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan.	10-K	001-35462	10.16.16	February 28, 2018
10.16.17+	Form of 2016 PSP Rollover Award Notice.	10-K	001-35462	10.16.17	February 28, 2018
10.16.18+	Form of 2017 PSP Rollover Award Notice.	10-K	001-35462	10.16.18	February 28, 2018

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.16.19+	Form of TAP Rollover Award Notice.	10-K	001-35462	10.16.19	February 28, 2018
10.16.20+	Form of DBSP Rollover Award Notice.	10-K	001-35462	10.16.20	February 28, 2018
10.16.21+	Form of CSP Rollover Award Notice.	10-K	001-35462	10.16.21	February 28, 2018
10.16.22+	Form of New Joiner CSP Rollover Award Notice.	10-K	001-35462	10.16.22	February 28, 2018
10.17+	Amended and Restated Offer Letter, dated as of March 15, 2012, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.26	March 16, 2012
10.18+	Amended and Restated Offer Letter, dated as of February 27, 2012, by and between Vantiv, LLC and Mark L. Heimbouch.	S-1/A	333-177875	10.27	March 8, 2012
10.19+	Amended and Restated Offer Letter, dated as of February 27, 2012, by and between Vantiv, LLC and Royal Cole.	S-1/A	333-177875	10.35	March 8, 2012
10.20+	Offer Letter, dated as of May 12, 2014, by and between Vantiv, LLC and Matt Taylor.	10-K	001-35462	10.17	February 10, 2016
10.21.1+	Offer Letter, dated as of November 14, 2014, by and between Vantiv, LLC and Kimberly Martin.	10-K	001-35462	10.17.1	February 10, 2016
10.21.2+	Confirmation Letter, dated as of April 26, 2016, by and between Vantiv, LLC and Stephanie Ferris.	10-Q	001-35462	10.1	April 27, 2016
10.22+	Service Agreement, dated as of September 1, 2015, by and between Worldpay Group Limited and Philip Jansen.	10-K	001-35462	10.22	February 28, 2018
10.23+	Confirmation Letter, dated as of January 19, 2018, and effective as of February 21, 2018 by and between Worldpay, Inc. and Philip Jansen.	10-K	001-35462	10.23	February 28, 2018
10.24+	Service Agreement, dated as of September 1, 2015, by and between Worldpay Group Limited and Ron Kalifa.	10-K	001-35462	10.24	February 28, 2018
10.25†	Confirmation Letter, dated as of January 19, 2018, and effective as of February 15, 2018 by and between Worldpay, Inc. and Ron Kalifa.	10-K	001-35462	10.25	February 28, 2018
10.26+	Non-Competition, Non-Solicitation and Confidentiality Agreement made as of June 30, 2009, by and between Vantiv, LLC and Charles D. Drucker.	S-1/A	333-177875	10.28	March 5, 2012
10.27+	Form of Vantiv, LLC Non-Competition, Non-Solicitation and Confidentiality Agreement for executive officers.	S-1/A	333-177875	10.29	March 5, 2012
10.28+	Form of Indemnification Agreement.	S-1/A	333-177875	10.37	March 16, 2012
10.29†	Clearing, Settlement and Sponsorship Services Agreement, dated July 27, 2016, by and between Vantiv, LLC and Fifth Third Bank.	10-Q	001-35462	10.1	July 28, 2016
10.30†	Master Services Agreement, dated as of July 27, 2016, by and between Fifth Third Bancorp and Vantiv, LLC.	10-Q	001-35462	10.2	July 28, 2016
10.31	Tax Receivable Agreement, dated as of May 12, 2014, by and among NPC Group, Inc.; Silver Lake Partners III DE, LP; SLP III Quicksilver Feeder I, LP; Silver Lake Technology Investors III, L.P.; MPS 1, Inc.; Mercury Payment Systems II, LLC; Vantiv, LLC; and certain other parties listed on Schedule B thereto.	8-K	001-35462	10.3	June 19, 2014
10.32+	Mercury Payment Systems, LLC 2010 Unit Incentive Plan, as Restated and Assumed by Worldpay, Inc.	S-8	333-196911	4.3	June 19, 2014
10.33	Repurchase Addendum to Tax Receivable Agreement, dated as of July 24, 2015 by and among NPC Group, Inc.; Silver Lake Partners III DE, L.P.; SLP III Quicksilver Feeder I, L.P.; Silver Lake Technology Associates III, L.P.; Silver Lake Technology Investors III, L.P.; Durango FI, LLC (f/k/a MPS 1, Inc.); Mercury Payment Systems II, LLC; Vantiv, LLC; and certain other parties listed on Schedule A thereto.	10-Q	001-35462	10.1	July 29, 2015
10.34	Tax Receivable Purchase Addendum, dated as of October 23, 2015, by and between Worldpay, Inc. and Fifth Third Bank.	10-Q	001-35462	10.1	October 28, 2015
10.34.1	Tax Receivable Purchase Addendum, dated as of July 27, 2016, by and between Worldpay, Inc. and Fifth Third Bank.	10-Q	001-35462	10.3	July 28, 2016
10.35	Stock Repurchase Agreement, dated as of November 20, 2016, by and between Worldpay, Inc. and Fifth Third Bank.	8-K	001-35462	10.1	November 23, 2016
10.36	Transaction Agreement, dated as of August 7, 2017, by and between Worldpay, Inc. and Fifth Third Bank.	8-K	001-35462	10.1	August 8, 2017
10.37+	Employee Stock Purchase Plan, amended as of October 27, 2015 and May 16, 2018.	10-K	001-35462	10.32	February 10, 2016

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.38+	Amended and Restated Executive Severance Plan, dated as of November 8, 2015.	10-K	001-35462	10.33	February 10, 2016
10.39+	Worldpay, Inc. 2012 Equity Incentive Plan, as amended as of January 18, 2018.	10-K	001-35462	10.40	February 28, 2018
10.40+	Form of Performance Share Unit Award Notice for United States Executives under the Worldpay, Inc. 2012 Equity Incentive Plan.
10.41+	Form of Performance Share Unit Award Notice for United Kingdom Executives under the Worldpay, Inc. 2012 Equity Incentive Plan.
11.1	Statement re computation of per share earnings (incorporated by reference to Notes to the Financial Statements included in Part II of this Report).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

†	Confidential treatment granted as to certain portions by the SEC.

+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDPAY, INC.

Dated:	February 26, 2019	By:	/s/ CHARLES D. DRUCKER
Name: Charles D. Drucker
Title: Executive Chairman and Chief Executive Officer

Dated:	February 26, 2019	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	February 26, 2019	By:	/s/ CHRISTOPHER THOMPSON
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES D. DRUCKER	Executive Chairman, Chief Executive Officer and Director	February 26, 2019
Charles D. Drucker	(Principal Executive Officer)

/s/ JEFFREY STIEFLER	Lead Director	February 26, 2019
Jeffrey Stiefler

/s/ MARK L. HEIMBOUCH	President, Chief Operating Officer and Director	February 26, 2019
Mark L. Heimbouch

/s/ ROHINTON KALIFA	Executive Director	February 26, 2019
Rohinton Kalifa

/s/ LEE ADREAN	Director	February 26, 2019
Lee Adrean

/s/ KEVIN COSTELLO	Director	February 26, 2019
Kevin Costello

/s/ LISA HOOK	Director	February 26, 2019
Lisa Hook

/s/ GARY L. LAUER	Director	February 26, 2019
Gary L. Lauer

/s/ KAREN RICHARDSON	Director	February 26, 2019
Karen Richardson

/s/ BOON SIM	Director	February 26, 2019
Boon Sim