Form 10-Q
period 2019-03-31
Worldpay, Inc.
filed 2019-05-03
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of March 31, 2019, there were 311,218,093 shares of the registrant’s Class A common stock outstanding.

WORLDPAY, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2019

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Unaudited
(In millions, except share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$970.0	$850.7
Sales and marketing	290.9	266.0
Other operating costs	181.0	155.1
General and administrative	127.4	250.1
Depreciation and amortization	264.4	207.2
Income (loss) from operations	106.3	(27.7)
Interest expense—net	(72.1)	(75.2)
Non-operating income (expense)	3.5	(8.6)
Income (loss) before applicable income taxes	37.7	(111.5)
Income tax (benefit)	(0.4)	(13.2)
Net income (loss)	38.1	(98.3)
Less: Net (income) loss attributable to non-controlling interests	(1.7)	0.7
Net income (loss) attributable to Worldpay, Inc.	$36.4	$(97.6)
Net income (loss) per share attributable to Worldpay, Inc. Class A common stock:
Basic	$0.12	$(0.36)
Diluted	$0.12	$(0.36)
Shares used in computing net income (loss) per share of Class A common stock:
Basic	302,046,241	274,098,480
Diluted	303,876,967	274,098,480

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$38.1	$(98.3)
Other comprehensive income (loss), net of tax:
Gain on hedging activities and foreign currency translation	170.3	22.0
Comprehensive income (loss)	208.4	(76.3)
Less: Comprehensive (income) attributable to non-controlling interests	(9.7)	(0.4)
Comprehensive income (loss) attributable to Worldpay, Inc.	$198.7	$(76.7)

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In millions, except share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$107.9	$196.5
Accounts receivable—net	1,710.2	1,694.8
Settlement assets and merchant float	4,964.0	3,132.3
Prepaid expenses	83.1	80.0
Other	538.9	526.1
Total current assets	7,404.1	5,629.7
Property, equipment and software—net	1,093.3	1,074.1
Intangible assets—net	2,983.5	3,127.8
Goodwill	14,302.0	14,137.9
Deferred taxes	1,283.7	789.9
Other assets	220.6	129.1
Total assets	$27,287.2	$24,888.5
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$1,147.1	$1,188.7
Settlement obligations	5,680.2	3,723.6
Current portion of notes payable	219.3	225.7
Current portion of tax receivable agreement obligations	71.4	73.1
Deferred income	29.5	25.1
Current maturities of finance lease obligations	23.2	22.7
Other	647.4	630.3
Total current liabilities	7,818.1	5,889.2
Long-term liabilities:
Notes payable	7,269.3	7,622.1
Tax receivable agreement obligations	890.2	590.8
Finance lease obligations	28.4	34.3
Deferred taxes	469.9	473.7
Other	199.4	74.4
Total long-term liabilities	8,857.2	8,795.3
Total liabilities	16,675.3	14,684.5
Commitments and contingencies (See Note 9 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 311,218,093 shares outstanding at March 31, 2019 and 300,454,590 shares outstanding at December 31, 2018	—	—
Class B common stock, no par value; 100,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and 10,252,826 shares issued and outstanding at December 31, 2018	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	10,679.6	10,135.3
Retained earnings	629.5	593.1
Accumulated other comprehensive (loss) income	(568.9)	(731.2)
Treasury stock, at cost; 3,573,308 shares at March 31, 2019 and 3,574,553 shares at December 31, 2018	(138.7)	(142.8)
Total Worldpay, Inc. equity	10,601.5	9,854.4
Non-controlling interests	10.4	349.6
Total equity	10,611.9	10,204.0
Total liabilities and equity	$27,287.2	$24,888.5

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income (loss)	$38.1	$(98.3)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	264.4	207.2
Amortization of customer incentives	7.9	6.2
Amortization and write-off of debt issuance costs	2.1	59.9
Gain on foreign currency forward	—	(35.9)
Share-based compensation expense	33.0	17.2
Deferred tax benefit	(2.5)	(25.3)
Tax receivable agreements non-cash items	(2.0)	(3.6)
Other	23.8	30.4
Change in operating assets and liabilities:
Accounts receivable	(7.4)	14.0
Net settlement assets and obligations	(136.6)	(12.2)
Prepaid and other assets	4.9	(30.2)
Accounts payable and accrued expenses	(42.0)	(17.1)
Other liabilities	(17.5)	(28.2)
Net cash provided by operating activities	166.2	84.1
Investing Activities:
Purchases of property and equipment	(83.2)	(34.1)
Acquisition of customer portfolios and related assets and other	(4.8)	(37.1)
Proceeds from foreign currency forward	—	71.5
Cash acquired in acquisitions, net of cash used	—	1,405.8
Net cash (used in) provided by investing activities	(88.0)	1,406.1
Financing Activities:
Proceeds from issuance of long-term debt	—	2,140.0
Borrowings on revolving credit facility	2,127.0	1,476.0
Repayment of revolving credit facility	(1,931.0)	(1,701.0)
Repayment of debt and finance lease obligations	(582.3)	(1,662.2)
Payment of debt issuance costs	—	(86.8)
Proceeds from issuance of Class A common stock under employee stock plans	7.0	7.6
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(12.8)	(11.2)
Settlement and payments under certain tax receivable agreements	(28.2)	(80.9)
Distributions to non-controlling interests	(2.3)	(5.6)
Net cash (used in) provided by financing activities	(422.6)	75.9
Net (decrease) increase in cash and cash equivalents	(344.4)	1,566.1
Cash and cash equivalents—Beginning of period	2,581.3	1,272.2
Effect of exchange rate changes on cash	10.1	31.1
Cash and cash equivalents—End of period	$2,247.0	$2,869.4
Cash Payments:
Interest	$59.3	$58.2
Income taxes	13.6	0.6
Non-cash Items:
Issuance of tax receivable agreements	$327.9	$—

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2019	$10,204.0	300.5	$—	10.3	$—	3.6	$(142.8)	$10,135.3	$593.1	$(731.2)	$349.6
Net income	38.1	—	—	—	—	—	—	—	36.4	—	1.7
Issuance of Class A common stock under employee benefit trust and employee benefit plans, net of forfeitures	7.0	0.6	—	—	—	(0.2)	16.9	(9.9)	—	—	—
Repurchase of Class A common stock (including to satisfy tax withheld obligation)	(12.8)	(0.2)	—	—	—	0.2	(12.8)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with Fifth Third Stock sale	—	10.3	—	(10.3)	—	—	—	—	—	—	—
Issuance of tax receivable agreements	174.9	—	—	—	—	—	—	174.9	—	—	—
Unrealized gain on hedging activities and foreign currency translation, net of tax	170.3	—	—	—	—	—	—	—	—	162.3	8.0
Distribution to non-controlling interests	(2.3)	—	—	—	—	—	—	—	—	—	(2.3)
Share-based compensation	32.7	—	—	—	—	—	—	31.9	—	—	0.8
Reallocation of non-controlling interests of Worldpay Holding due to change in ownership	—	—	—	—	—	—	—	347.4	—	—	(347.4)
Ending Balance, March 31, 2019	$10,611.9	311.2	$—	—	$—	3.6	$(138.7)	$10,679.6	$629.5	$(568.9)	$10.4

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2018	$600.6	162.6	$—	15.3	$—	2.9	$(83.8)	$55.4	$558.0	$2.9	$68.1
Cumulative effect of accounting change	22.3	—	—	—	—	—	—	—	22.3	—	—
Net loss	(98.3)	—	—	—	—	—	—	—	(97.6)	—	(0.7)
Issuance of Class A common stock for acquisition	10,429.4	134.4	—	—	—	—	—	10,429.4	—	—	—
Issuance of Class A common stock under employee stock plans, net of forfeitures	7.6	0.5	—	—	—	—	—	7.6	—	—	—
Repurchase of Class A common stock including (including to satisfy tax withholding obligation)	(11.2)	(0.1)	—	—	—	0.1	(11.2)	—	—	—	—
Settlement of certain tax receivable agreements	8.2	—	—	—	—	—	—	8.2	—	—	—
Unrealized gain on hedging activities, and foreign currency translation, net of tax	22.0	—	—	—	—	—	—	—	—	20.9	1.1
Distribution to non-controlling interests	(5.6)	—	—	—	—	—	—	—	—	—	(5.6)
Share-based compensation	17.2	—	—	—	—	—	—	16.3	—	—	0.9
Reallocation of non-controlling interests of Worldpay Holding due to change in ownership	—	—	—	—	—	—	—	(486.1)	—	—	486.1
Ending Balance, March 31, 2018	$10,992.2	297.4	$—	15.3	$—	3.0	$(95.0)	$10,030.8	$482.7	$23.8	$549.9

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

On January 16, 2018, the Company completed the acquisition of all of the outstanding shares of Worldpay Group Limited, formerly Worldpay Group plc, a public limited company (“Legacy Worldpay”). Following the acquisition, the Vantiv, Inc. (“Legacy Vantiv”) name was changed to Worldpay, Inc. by amending our Second Amended and Restated Certificate of Incorporation. The effective date of the name change was January 16, 2018.

Worldpay is a leader in global payments providing a broad range of technology-led solutions to its clients to allow them to accept payments of almost any type, across multiple payment channels nearly anywhere in the world. The Company serves a diverse set of merchants including mobile, online and in-store, offering over 300 payment methods in 126 transaction currencies across 146 countries, while supporting various clients including large enterprises, corporates, small and medium sized businesses and eCommerce businesses. The Company operates in three reportable segments: Technology Solutions, Merchant Solutions and Issuer Solutions. For more information about the Company’s segments, refer to Note 13 - Segment Information. The Company markets its services through diverse distribution channels, including multiple referral partners.

Merger with Fidelity National Information Services (“FIS”)

On March 18, 2019, Worldpay and Fidelity National Information Services, Inc. (“FIS”) issued a joint press release announcing that Worldpay, FIS and Wrangler Merger Sub, Inc., a wholly-owned subsidiary of FIS (“Merger Sub”), entered into an agreement and plan of merger, dated March 17, 2019 (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Worldpay (the “Merger”), with Worldpay being the surviving corporation in the Merger and continuing as a wholly-owned subsidiary of FIS.

At the effective time of the Merger (“Effective Time”), which is expected to occur in the third quarter of 2019, each share of the Class A common stock of Worldpay, par value $0.00001 per share (“Worldpay Class A Common Stock”), issued and outstanding immediately prior to the Effective Time, except for certain shares of Worldpay Class A Common Stock identified in the Merger Agreement, will be converted into the right to receive 0.9287 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of FIS (“FIS Common Stock” and, such shares, the “Share Consideration”) and $11.00 in cash (the “Cash Consideration” and, together with the Share Consideration, the “Merger Consideration”). The shares of FIS Common Stock to be issued in the Merger will be listed on The New York Stock Exchange (“NYSE”). Following the consummation of the Merger, FIS shareholders will own approximately 53 percent and Worldpay shareholders will own approximately 47 percent of the combined company. The Merger Consideration (as of the date the Merger Agreement was executed) valued Worldpay at an enterprise value of approximately $43 billion, including the assumption of Worldpay debt, which FIS expects to refinance.

Completion of the Merger is subject to the satisfaction or waiver of customary closing conditions for both parties, including receipt of required regulatory and shareholder approvals and other customary closing conditions.

In connection with the proposed Merger, on April 12, 2019, FIS filed a preliminary registration statement on Form S-4 with the SEC that became available on the SEC’s Edgar system on April 15, 2019.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2019, Worldpay, Inc. owned 100% interest in Worldpay Holding (see Note 8 - Controlling and Non-Controlling Interests for changes in non-controlling interests) as a result of Fifth Third Bank’s (“Fifth Third”) sale of its remaining interest in Worldpay Holding discussed below.

Fifth Third Stock Sale

In March 2019, Fifth Third exchanged its remaining 10.3 million Class B units in Worldpay Holding for 10.3 million shares of the Company’s Class A common stock and subsequently sold those 10.3 million shares of Worldpay, Inc. Class A common stock pursuant to Rule 144 promulgated under the Securities Act of 1933 as amended (“Fifth Third Stock Sale”). The Company did not receive any proceeds from the sale.

As a result of the March 2019 Fifth Third exchange of units of Worldpay Holding, the Company recorded an estimated additional liability under the Fifth Third Tax Receivable Agreement (“TRA”) of $327.9 million and an estimated additional deferred tax asset of $502.8 million associated with the increase in the tax basis. The Company recorded an estimated corresponding increase to paid-in-capital of $174.9 million for the difference in the TRA liability and the related deferred tax asset.

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

Expenses

Set forth below is a brief description of the components of the Company’s expenses:

•
Sales and marketing expense primarily consists of compensation, commissions and benefits paid to sales personnel, sales management and other sales and marketing personnel, amortization of capitalized commission fees, payments made to multiple referral partners, and advertising and promotional costs.

•
Other operating costs primarily consist of compensation and benefits paid to operational and IT personnel, costs associated with operating the Company’s technology platform and data centers, information technology costs for processing transactions, product development costs, software fees, maintenance costs, occupancy costs and consulting costs.

•
General and administrative expenses primarily consist of compensation and benefits paid to executive management and administrative employees, including finance, human resources, product, legal and risk management, share-based compensation costs, office equipment, occupancy costs and consulting costs.

•	Non-operating income (expense) primarily consists of other income and expense items outside of the Company’s operating activities.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2019 and 2018 total share-based compensation expense was $33.0 million and $17.2 million, respectively.

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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Worldpay, Inc. is a holding company that does not conduct any business operations of its own. As a result, Worldpay, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Worldpay Holding. The amounts available to Worldpay, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Worldpay Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of March 31, 2019.

Income Taxes

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of March 31, 2019 and December 31, 2018, the Company recorded valuation allowances against deferred tax assets of $12.6 million related to net operating losses.

The Company’s consolidated interim effective tax rate is based upon expected annual income before applicable taxes, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s global effective tax rates were (1.1)% and 11.8% respectively, for the three months ended March 31, 2019 and 2018 and include the impact of the excess tax benefit relating to share-based compensation being recorded in income tax expense. The global effective tax rate for each period reflects the impact of the Company’s non-controlling interests not being taxed at the statutory U.S. corporate tax rates.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company includes restricted cash in the cash and cash equivalents balance reported in the Consolidated Statements of Cash Flows. The reconciliation between cash and cash equivalents in the Consolidated Statements of Financial Position and the Consolidated Statements of Cash Flows is as follows (in millions):

	March 31, 2019	March 31, 2018
Cash and cash equivalents on Consolidated Statements of Financial Position	$107.9	$459.4
Other restricted cash (other current assets)	474.9	515.7
Merchant float (in settlement assets and merchant float)	1,664.2	1,894.3
Total cash and cash equivalents per the Consolidated Statements of Cash Flows	$2,247.0	$2,869.4

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. Facilities, furniture and equipment and software are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment and 3 to 8 years for software. Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the improvement which is 3 to 10 years or the term of the lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of March 31, 2019 and December 31, 2018 was $585.7 million and $540.9 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2018 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of March 31, 2019.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of March 31, 2019, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

Settlement Processing Assets and Obligations and Merchant Float

Settlement assets and obligations and merchant float represent intermediary balances arising from the settlement process which involves the transferring of funds between card issuers, merchants and Sponsoring Members. Funds are processed under two models, a sponsorship model and a direct member model. In the United States, the Company operates under the sponsorship model and outside the United States the Company operates under the direct membership model.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the sponsorship model, in order for the Company to provide electronic payment processing services, Visa, MasterCard and other payment networks require sponsorship by a member clearing bank. The Company has an agreement with various banks and financial institutions, (the “Sponsoring Member”) to provide sponsorship services to the Company. Under the sponsorship agreements, the Company is registered as a Visa Third-Party Agent and a MasterCard Service Provider. The sponsorship services allow us to route transactions under the Sponsoring Members' membership to clear card transactions through MasterCard, Visa and other networks. Under this model, the standards of the payment networks restrict us from performing funds settlement and as such require that these funds be in the possession of the Sponsoring Member until the merchant is funded. Accordingly, settlement assets and obligations resulting from the submission of settlement files to the network or cash received from the network in advance of funding the network are the responsibility of the Sponsoring Member and are not recorded on the Company’s Consolidated Statements of Financial Position.

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

Derivatives

The Company accounts for derivatives in accordance with ASC 815, Derivatives and Hedging. This guidance establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the Consolidated Statements of Financial Position at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, the change in the fair value of the derivative will be recorded in accumulated other comprehensive income (loss) (“AOCI”) and will be recognized in the statement of income when the hedged item affects earnings. Additionally, the Company’s net investment hedges, which act as economic hedges of the Company’s net investments in its foreign subsidiaries, are recorded in AOCI. The Company does not enter into derivative financial instruments for speculative purposes. See Note 7 - Derivatives and Hedging Activities for further discussion.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Foreign Currencies

For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period and assets and liabilities are translated at spot exchange rates at the end of the period. Foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in total equity. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in the Consolidated Statements of Income and Comprehensive Income and were immaterial for the three months ended March 31, 2019 and 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This ASU amends the existing guidance by requiring the recognition of all leases, including operating leases, on the balance sheet as right of use asset and lease liability and disclosing key information about the lease arrangements. The Company adopted this ASU on January 1, 2019 using the modified retrospective approach with no cumulative effect on retained earnings. See Note 3 - Leases for more information.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company adopted this ASU as of January 1, 2019 with an immaterial impact on the Company’s Consolidated Financial Statements. See Note 7 - Derivatives and Hedging Activities for more information.

In August 2018, the SEC issued a final rule amending certain of its disclosure requirements. This rule eliminates or simplifies redundant or outdated disclosure requirements. The rule also requires companies to present changes in shareholders’ equity on a quarterly basis for both current and prior year periods.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for the annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Performance Obligations

At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies performance obligations for each promise to transfer to the customer a good or service that is distinct. The Company’s performance obligation relating to its payment processing services revenue is to provide continuous access to the Company’s system to process as much as its customers require. Since the number or volume of transactions to be processed is not determinable at contract inception, the Company’s payment processing services consist of variable consideration under a stand ready service of distinct days of service that are substantially the same with the same pattern of transfer to the customer. As such, the stand-ready obligation is accounted for as a single-series performance obligation whereby the variability of the transaction value is satisfied daily as the performance obligation is performed.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of adopting ASC 606, the Company records certain fees paid to third parties, including network fees and other costs, as a reduction of revenue. The adoption of ASC 606 did not have a material impact on any other line items of the Company’s Consolidated Statements of Income, Statements of Comprehensive (Loss) Income, Statements of Financial Position, Statements of Equity and Statements of Cash Flows.

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

	Three Months Ended March 31, 2019
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)
Processing services	$284.0	$361.3	$46.2	$691.5
Products and services	143.3	98.1	37.1	278.5
Total	$427.3	$459.4	$83.3	$970.0

	Three Months Ended March 31, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)
Processing services	$230.1	$340.0	$46.8	$616.9
Products and services	106.3	92.2	35.3	233.8
Total	$336.4	$432.2	$82.1	$850.7

(1)	Revenue breakdown is based on management’s view and certain products and services revenue may be based on the number or volume of transactions.

Processing Services

Processing services revenue is primarily derived from processing credit and debit card transactions comprised of fees charged to businesses for payment processing services. The fees charged consist of a percentage of the transaction value, a specified fee per transaction, a fixed fee, or a combination.

Products and Services

Products and services revenue is primarily derived from ancillary services such as treasury management and foreign exchange, regulatory compliance, chargebacks and fraud services for which the fees charged may or may not be related to the volume or number of transactions.

Costs to Obtain and Fulfill a Contract

ASC 606 requires capitalizing costs of obtaining a contract when those costs are incremental and expected to be recovered. Since incremental commission fees paid to sales teams as a result of obtaining contracts are recoverable, the Company recorded a $28.8 million ($22.3 million net of deferred taxes) cumulative catch-up capitalized asset on January 1, 2018. As of March 31, 2019 and December 31, 2018, the amount capitalized as contract costs is $42.4 million and $39.3 million, respectively, which is included in other non-current assets.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company determined that straight-line amortization would best correspond to the transfer of services to customers since services are transferred equally over time and have limited predictable volatility. The amortization periods range from 3 to 10 years and are based on the expected life of a customer. During the three months ended March 31, 2019 and 2018, the amount of amortization was $2.6 million and $2.5 million, respectively, which is recorded in sales and marketing expense. There was no impairment loss in relation to the costs capitalized.

The Company recognizes incremental sales commission costs of obtaining a contract as expense when the amortization period for those assets is one year or less per the practical expedient in ASC 606. These costs are included in sales and marketing expense.

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the expected life of the customer. As of March 31, 2019 and December 31, 2018, the Company had $75.8 million and $71.5 million, respectively, of customer incentives included in other assets in the Company’s Consolidated Statements of Financial Position. For the three months ended March 31, 2019, and 2018, the Company had $7.9 million and $6.2 million, respectively, of amortization expense related to these costs recorded as contra-revenue in the Company’s Consolidated Statements of Income.

The Company capitalizes conversion costs associated with enabling customers to receive its processing services. As of March 31, 2019 and December 31, 2018, the Company had $56.5 million and $51.7 million, respectively, of capitalized conversion costs included in Intangible assets - net in the Company’s Consolidated Statements of Financial Position. For the three months ended March 31, 2019, and 2018, the Company had, $3.2 million and $0.9 million, respectively, of amortization expense related to these costs, which is recorded in depreciation and amortization expense in the Company’s Consolidated Statements of Income. These costs are amortized over the average life of the customer.

Contract Balances

Accounts Receivable-net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts; as such, collectibility is reasonably assured. Aside from debiting a client’s bank account, the Company collects a majority of its revenue via net settlement with the remaining portion collected via billing the customer. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was not material to the Company’s Consolidated Statements of Financial Position.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. LEASES

The Company adopted ASU 2016-02, Leases, on January 1, 2019. Accounting Standards Codification Topic 842, Leases (“ASC 842”) amends previous lease guidance under ASC 840 by requiring the recognition of all leases, including operating leases, on the balance sheet as right of use asset (“ROU”) and the present value (“PV”) lease liability, as well as disclosing key information about the lease arrangements. The Company elected to adopt ASC 842 using the modified retrospective transition approach using the effective date method, which results in the recognition of lease assets and liabilities as of the beginning of the period of adoption without requiring restatement of the prior period financials presented, so comparable periods presented in the Consolidated Financial Statements prior to January 1, 2019 continue to be presented under ASC 840.

At adoption, the Company elected the package of practical expedients in the guidance which consists of not reassessing whether any expired or existing contracts contain leases, not reassessing the lease classification for any expired or existing leases and not reassessing initial direct costs for any existing leases. The Company, however, did not elect the separate hindsight practical expedient.

Since most of the Company’s operating lease contracts do not provide an implicit rate, the Company made a policy election to use an incremental borrowing rate applicable to the geographic location of the leased asset and based on the remaining lease term in determining the present value of future minimum lease payments for purposes of recognizing a lease liability and corresponding ROU asset. Additionally, the Company made an accounting policy election to not recognize an ROU asset and lease liability for short-term leases with an initial term of 12 months or less.

The Company has various lease agreements for office space and land which are classified as operating leases and for equipment which is classified as finance leases. The operating lease agreements typically contain lease and non-lease components, which are accounted for separately since the Company is able to easily identify the applicable lease components. Lease terms may include options to extend or terminate the lease, which are factored into the recognition of ROU assets and lease liabilities when it is reasonably certain that the Company will exercise that option. The Company does not have any lease agreements whose payments are variable in nature (i.e. leases based on an index). Lease costs for operating leases, including short-term leases, are recognized over the lease term on a straight-line basis.

On January 1, 2019, the Company recorded both operating lease ROU assets of $93.2 million and lease liabilities of $139.2 million. The difference between the asset and liability primarily relates to previously recorded deferred rent, unfavorable acquired lease obligations and lease exit costs. The adoption of ASC 842 had an immaterial impact on the Company’s Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows for the three months ended March 31, 2019.

The table below presents the Company’s leased assets and related lease liabilities (in millions):

Leases	Classification	March 31, 2019
Assets
Operating lease assets	Other long-term assets	$92.1
Finance lease assets	Property, equipment and software-net	32.9
Finance lease assets	Intangible assets	9.8

Liabilities
Current:
Operating	Other current liabilities	$19.9
Finance	Current maturities of finance lease obligations	23.2
Non-current:
Operating	Other non-current liabilities	117.0
Finance	Finance lease obligations	28.4

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below presents the costs associated with the leased assets (in millions):

Leases	Classification	Three Months Ended March 31, 2019
Operating lease cost:	General and administrative and Other operating costs
Short-term		$0.8
Long-term		9.3
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	3.6
Interest on lease liabilities	Interest expense-net	0.6
Total lease cost		$14.3

The future minimum lease payments required under all leases and the present value of net minimum lease payments as of March 31, 2019 are as follows (in millions):

Maturity of Lease Liabilities	Operating	Finance
Nine months ended December 31, 2019	$18.3	$20.0
2020	23.2	17.3
2021	19.7	12.7
2022	17.4	5.3
2023	15.0	—
Thereafter	69.8	—
Total	$163.4	$55.3
Less: Interest	26.5	3.7
Present value of lease liabilities	$136.9	$51.6

The future minimum lease payments required under operating leases as of December 31, 2018 are as follows (in millions):

Year Ended December 31,
2019	$27.8
2020	23.2
2021	21.7
2022	19.0
2023	15.6
Thereafter	71.2
Total	$178.5

The table below summarizes the weighted average remaining lease term and weighted average discount rate used by lease type:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	9.0
Finance leases	2.6
Weighted-average discount rate:
Operating leases	3.9%
Finance leases	4.9%

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below summarizes the impact to cash flows related to leases (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$6.0
Operating cash flows used for finance leases	0.5
Financing cash flows used for finance leases	6.5
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	0.7

4. BUSINESS COMBINATIONS

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the three months ended March 31, 2018, the Company incurred transaction expenses of approximately $120.8 million in conjunction with the acquisition of Legacy Worldpay. All transaction costs incurred for the three months ended March 31, 2018 are included in general and administrative expenses on the accompanying Consolidated Statements of Income.

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

Pro Forma Results Giving Effect to the Legacy Worldpay Acquisition
The following pro forma combined financial information presents the Company’s results of operations for the three months ended March 31, 2018, as if the acquisition had occurred on January 1, 2017 (in millions, except share amounts).

Three Months Ended March 31, 2018
(Pro forma)
Total revenue	$914.5
Net income attributable to Worldpay, Inc.	33.6
Net income per share attributable to Worldpay, Inc. Class A common stock:
Basic	$0.11
Diluted	$0.11
Shares used in computing net income per share of Class A common stock:
Basic	296,498,480
Diluted	298,027,972

The pro forma results include certain pro forma adjustments that were directly attributable to the acquisition as follows:

•	additional amortization expense that would have been recognized relating to the acquired intangible assets; and

•	adjustment to interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of Legacy Worldpay debt.

•
a reduction in expenses for the three months ended March 31, 2018 relating to acquisition-related transaction costs and debt refinancing costs incurred by the Company, which were applied to the three months ended March 31, 2017.

5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the three months ended March 31, 2019 are as follows (in millions):

	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Balance as of December 31, 2018	$9,608.4	$3,934.3	$595.2	$14,137.9
Effect of foreign currency translation	127.3	36.8	—	164.1
Balance as of March 31, 2019	$9,735.7	$3,971.1	$595.2	$14,302.0

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of March 31, 2019 and December 31, 2018, the Company’s finite lived intangible assets consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Customer relationship intangible assets	$4,592.1	$4,540.9
Trade name	355.9	348.8
Customer portfolios and related assets	328.0	323.8
Patents	2.4	2.3
	5,278.4	5,215.8
Less accumulated amortization on:
Customer relationship intangible assets	2,048.2	1,865.5
Trade name	45.4	35.5
Customer portfolios and related assets	201.3	187.0
	2,294.9	2,088.0
Intangible assets, net	$2,983.5	$3,127.8

Customer portfolios and related assets acquired during the three months ended March 31, 2019 have weighted-average amortization periods of 3.0 years. Amortization expense on intangible assets for the three months ended March 31, 2019 and 2018 was $197.4 million and $149.8 million, respectively.

The estimated amortization expense of intangible assets for the remainder of 2019 and the next five years is as follows (in millions):

Nine months ended December 31, 2019	$561.9
2020	609.4
2021	506.5
2022	440.5
2023	276.6
2024	255.4

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. LONG-TERM DEBT

As of March 31, 2019 and December 31, 2018, the Company’s long-term debt consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Term A loan, maturing in January 2023(1)	$3,228.6	$3,271.1
Term A loan, maturing in January 2023 (2)	602.9	597.6
Term B loan, maturing in October 2023	—	520.1
Term B loan, maturing in August 2024(3)	1,737.5	1,741.8
Senior Unsecured Dollar Notes, maturing in November 2025(4)	500.0	500.0
Senior Unsecured Sterling Notes, maturing in November 2025(5)	611.9	598.5
Senior Unsecured Euro Note, maturing in November 2022(6)	605.4	617.5
Leasehold mortgage, expiring on August 10, 2021(7)	10.0	10.0
Revolving credit facility, expiring in January 2023(8)	246.0	50.0
Less: Current portion of notes payable	(219.3)	(225.7)
Less: Original issue discount	(4.7)	(6.2)
Less: Debt issuance costs	(49.0)	(52.6)
Notes payable	$7,269.3	$7,622.1

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (150 basis points) (weighted average rate of 3.95% at March 31, 2019) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (June 2018 through March 2021), 1.875% per quarter during the next four quarters (June 2021 through March 2022) and 2.50% per quarter during the next three quarters (June 2022 through December 2022) with a balloon payment due at maturity.

(2)
£463 million principal outstanding, translated to U.S dollars at the spot rate of 1.3020 U.S. dollars per Pound Sterling at March 31, 2019. Interest at a variable base rate (GBP LIBOR) plus a spread rate (150 basis points) (total rate of 2.23% at March 31, 2019) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (June 2018 through March 2021), 1.875% per quarter during the next four quarters (June 2021 through March 2022) and 2.50% per quarter during the next three quarters (June 2022 through December 2022) with a balloon payment due at maturity.

(3)
Interest payable at a variable base rate (LIBOR) plus a spread rate (175 basis points) (weighted average rate of 4.21% at March 31, 2019) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(4)	$500 million principal senior unsecured notes with interest payable semi-annually at a fixed rate of 4.375% and principal due upon maturity.

(5)
£470 million principal senior unsecured notes with interest payable semi-annually at a fixed rate of 3.875% and principal due upon maturity. The spot rate of 1.3020 U.S. dollars per Pound Sterling at March 31, 2019 was used to translate the Note to U.S. dollars.

(6)
€500 million principal senior unsecured note with interest payable semi-annually at a fixed rate of 3.75% and principal due upon maturity. The spot rate of 1.1229 U.S. dollars per Euro at March 31, 2019 was used to translate the Note to U.S. dollars. Includes remaining unamortized fair value premium of $43.9 million at March 31, 2019.

(7)	Interest payable monthly at a fixed rate of 6.22%.

(8)	Available revolving credit facility of $1.25 billion borrowing interest at a variable base rate (total rate of 6.0% at March 31, 2019).

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

2019 Debt Activity

On January 15, 2019, the Company paid down the outstanding balance on its Term B-3 Loan in the amount of $520.1 million, which resulted in a write-off of debt issuance costs and original issue discount of approximately $2.4 million recorded as a component of non-operating expenses in the Company’s accompanying Consolidated Statements of Income for the three months ended March 31, 2019.

Guarantees and Security
The Company’s debt obligations at March 31, 2019 are unconditional and, with the exception of the Euro Note, are guaranteed by Worldpay Holding and certain of Worldpay Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Third Amended and Restated Loan Agreement) by a lien on substantially all the tangible and intangible assets of the Company and the aforementioned subsidiaries, including substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Worldpay Holding and any obligors under the Third Amended and Restated Loan Agreement as well as any real property in excess of $25 million in the aggregate held by Worldpay Holding or any obligors (other than Worldpay Holding), subject to certain exceptions. The Euro Note is guaranteed by Worldpay Group Limited. Additionally, the Euro Note is also guaranteed by Worldpay LLC as a result of the Company receiving the required consent from the Euro Note holders in July 2018 to relieve reporting requirements associated with those notes.

Covenants

There are certain financial and non-financial covenants contained in the Existing Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At March 31, 2019, the Company was in compliance with these financial covenants.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of March 31, 2019 and December 31, 2018, the Company’s interest rate derivative instruments for this purpose consist of interest rate swaps and interest rate cap agreements. The interest rate swaps hedge the variable rate debt by effectively converting floating-rate payments to fixed-rate payments. The interest rate cap agreements cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract.

In May 2018, the Company entered into additional interest rate cap and swap agreements and the Company paid an upfront premium of approximately $8.1 million for the interest rate caps. As of March 31, 2019, the Company’s interest rate caps, including those executed in prior years, had a fair value of $15.9 million, classified within other current and non-current assets on the Company’s consolidated statements of financial position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes.

Accounting for Derivative Instruments

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The Company adopted this ASU as of January 1, 2019 with an immaterial impact on the Company’s Consolidated Financial Statements.

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

The Company’s interest rate contracts qualify for hedge accounting under ASC 815, Derivatives and Hedging. Therefore, the gain or loss on the derivative is recorded in AOCI and subsequently reclassified into earnings in the same period during which the hedged transactions affect earnings.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flow Hedges of Interest Rate Risk

The following table presents the Company’s interest rate swaps and caps (in millions):

Derivative	Notional Value	Exposure Periods	Strike Rate
Interest rate swap	$600	June 2018 to January 2021
Interest rate swap	500	June 2019 to June 2021
Total	$1,100

Interest rate cap	$1,000	January 2017 to January 2020	0.75%
Interest rate cap	600	June 2018 to June 2021	2.25%
Total	$1,600

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying Consolidated Statements of Financial Position (in millions):

	Consolidated Statement of Financial Position Location	March 31, 2019	December 31, 2018
Interest rate contracts	Other current assets	$14.5	$19.3
Interest rate contracts	Other long-term assets	1.5	5.3
Interest rate contracts	Other current liabilities	4.1	1.8
Interest rate contracts	Other long-term liabilities	11.3	8.2

As of March 31, 2019, the Company estimates that $1.4 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense during the next 12 months.

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Derivatives in cash flow hedging relationships:
Amount of (loss) gain recognized in OCI (1)	$(9.4)	$6.3
Amount of gain (loss) reclassified from OCI into earnings	2.2	(0.6)
Amount of gain recognized in earnings	—	0.1

(1)	“OCI” represents other comprehensive income.

The location and amount of gains or losses recognized in the consolidated results of operations for cash flow hedging relationships for each of the periods, presented on a pretax basis, are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
	Interest Expense - Net	Interest Expense - Net
Total amounts of income and expense line items presented in the consolidated results of operations in which effects of cash flow hedges are recorded	$72.1	$75.2
Gain (loss) on cash flow hedging relationships	2.2	(0.6)

Credit Risk Related Contingent Features

As of March 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $15.8 million.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of March 31, 2019, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $15.8 million.

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

Net Investment Hedges

To help protect the net investment in foreign operations from adverse changes in foreign currency exchange rates, the Company uses non-derivative financial instruments, such as its foreign currency-denominated debt, as economic hedges of its net investments in its Euro and GBP functional subsidiaries (see Note 6 - Long-Term Debt for more discussion on the Company’s foreign currency-denominated debt). The Company designated 100% of its Euro and GBP denominated debt as net investment hedges.

The Company’s net investment hedges are recorded in other comprehensive income (loss). During the three months ended March 31, 2019 and 2018, the Company recognized in other comprehensive income pre-tax losses of $3.5 million and $7.5 million, respectively, relating to these net investment hedges. Reclassifications out of OCI would only take place if the Company’s subsidiaries were sold or substantially liquidated.

8. CONTROLLING AND NON-CONTROLLING INTERESTS

The Company accounts for non-controlling interests in accordance with ASC 810, Consolidation. Prior to the March 2019 Fifth Third Stock Sale discussed in Note 1- Basis of Presentation and Summary of Significant Accounting Policies, Worldpay, Inc. owned a controlling interest in Worldpay Holding, and therefore consolidated the financial results of Worldpay Holding and its subsidiaries and recorded non-controlling interest for the economic interests in Worldpay Holding held by Fifth Third, which primarily represented Fifth Third’s minority share of net income or loss of equity in Worldpay Holding. The Exchange Agreement entered into prior to the IPO provided for a 1 to 1 ratio between the units of Worldpay Holding and the common stock of Worldpay, Inc. Net income attributable to non-controlling interests does not include expenses incurred directly by Worldpay, Inc., including income tax expense attributable to Worldpay, Inc. Non-controlling interests are presented as a component of equity in the accompanying Consolidated Statements of Financial Position.

The Company also records non-controlling interest related to its 51% ownership in a joint venture.

As a result of the Fifth Third Stock Sale (See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further discussion), Worldpay, Inc. owned 100% interest in Worldpay Holding as of March 31, 2019. Changes in units and related ownership interest in Worldpay Holding are summarized as follows:

	Worldpay, Inc.	Fifth Third	Total
As of December 31, 2018	300,454,590	10,252,826	310,707,416
% of ownership	96.70%	3.30%
Fifth Third exchange of Worldpay Holding units for shares of Class A common stock	10,252,826	(10,252,826)	—
Equity plan activity (1)	510,677	—	510,677
As of March 31, 2019	311,218,093	—	311,218,093
% of ownership	100.00%	—%

(1)
Includes stock issued under the equity plans less Class A common stock withheld to satisfy employee tax withholding obligations upon vesting or exercise of employee equity awards and forfeitures of restricted Class A common stock awards.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the changes in ownership interests in Worldpay Holding, periodic adjustments are made in order to reflect the portion of net assets of Worldpay Holding attributable to non-controlling unit holders based on changes in the proportionate ownership interests in Worldpay Holding during those periods. At March 31, 2019, an adjustment of $347.4 million was made relating to Fifth Third’s conversion of its remaining Class B units in Worldpay Holding.

The table below provides a reconciliation of net income attributable to non-controlling interests based on relative ownership interests as discussed above (in millions):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$38.1	$(98.3)
Items not allocable to non-controlling interests:
Worldpay, Inc. expenses (1)	1.7	30.6
Worldpay Holding net income (loss)	$39.8	$(67.7)

Net income (loss) attributable to non-controlling interests of Fifth Third (2)	$1.1	$(1.0)
Net income attributable to joint venture non-controlling interest (3)	0.6	0.3
Total net income (loss) attributable to non-controlling interests	$1.7	$(0.7)

(1)	Primarily represents income tax expense for the three months ended March 31, 2019. Primarily represents acquisition related expenses for the three months ended March 31, 2018.

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

9. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019			December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$16.0	$—	$—	$24.6	$—
Liabilities:
Interest rate contracts	$—	$15.4	$—	$—	$10.0	$—
Mercury TRA	—	42.9	—	—	53.2	—

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

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 7 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

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

The following table summarizes carrying amounts and estimated fair values for the Company’s financial instrument liabilities that are not reported at fair value in our consolidated statements of financial position as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Notes payable	$7,488.6	$7,579.0	$7,847.8	$7,679.6

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During the three months ended March 31, 2019 and 2018, approximately 8.7 million and 15.3 million weighted-average dilutive Class B units of Worldpay Holding were excluded in computing diluted net income (loss) per share because including them would have an antidilutive effect. As the Class B units of Worldpay Holding were not included, the numerator used in the calculation of diluted net income (loss) per share was equal to the numerator used in the calculation of basic net income (loss) per share for the three months ended March 31, 2019 and 2018. As of March 31, 2019, all Class B units have been converted to Class A common stock and therefore there are no Class B units outstanding. As of March 31, 2018, there were approximately 15.3 million Class B units outstanding.

In addition to the Class B units discussed above, potentially dilutive securities during the three months ended March 31, 2019 and 2018 included restricted stock awards, restricted stock units, stock options, performance share awards and ESPP purchase rights. Due to the net loss for three months ended March 31, 2018, any potentially dilutive securities were also excluded from the denominator in computing dilutive net income per share.

The shares of Class B common stock do not share in the earnings or losses of the Company and are therefore not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except share data):

	Three Months Ended March 31,
	2019	2018
Basic:
Net income (loss) attributable to Worldpay, Inc.	$36.4	$(97.6)
Shares used in computing basic net income (loss) per share:
Weighted-average Class A common shares	302,046,241	274,098,480
Basic net income (loss) per share	$0.12	$(0.36)
Diluted:
Net income (loss) attributable to Worldpay, Inc.	$36.4	$(97.6)
Shares used in computing diluted net income (loss) per share:
Weighted-average Class A common shares	302,046,241	274,098,480
Weighted-average Class B units of Worldpay Holding	—	—
Stock options	929,755	—
Restricted stock awards, restricted stock units and employee stock purchase plan	889,105	—
Performance awards	11,866	—
Diluted weighted-average shares outstanding	303,876,967	274,098,480
Diluted net income (loss) per share	$0.12	$(0.36)

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) (“AOCI”) related to hedging and other activities for the three months ended March 31, 2019 and 2018 is presented below (in millions):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Worldpay, Inc.	AOCI Ending Balance
Three Months Ended March 31, 2019
Net change in fair value of cash flow hedges recorded in accumulated OCI	$(18.0)	$(9.4)	$2.2	$(7.2)	$0.2	$(7.0)	$(25.0)
Net realized loss on cash flow hedges reclassified into earnings(1)	15.9	(2.2)	0.5	(1.7)	—	(1.7)	14.2
Translation adjustments on net investment hedge recorded in AOCI(2)	52.2	(3.5)	0.7	(2.8)	0.4	(2.4)	49.8
Foreign currency translation adjustments(3)	(781.3)	182.0	—	182.0	(8.6)	173.4	(607.9)
Net change	$(731.2)	$166.9	$3.4	$170.3	$(8.0)	$162.3	$(568.9)

Three Months Ended March 31, 2018
Net change in fair value of cash flow hedges recorded in accumulated OCI	$(13.8)	$6.3	$(1.5)	$4.8	$(0.4)	$4.4	$(9.4)
Net realized loss on cash flow hedges reclassified into earnings(1)	16.7	0.6	(0.1)	0.5	—	0.5	17.2
Translation adjustments on net investment hedge recorded in AOCI(2)	—	(7.5)	2.0	(5.5)	0.4	(5.1)	(5.1)
Foreign currency translation adjustments(3)	—	22.2	—	22.2	(1.1)	21.1	21.1
Net change	$2.9	$21.6	$0.4	$22.0	$(1.1)	$20.9	$23.8

(1)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(a)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(a)
The three months ended March 31, 2019 and 2018, reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

(2)	See Note 7 - Derivatives and Hedging Activities for more information on net investment hedge activity.

(3)	There is no tax impact on the foreign translation adjustments due to the Tax Reform impact on distributions, enacted in 2017.

13. SEGMENT INFORMATION

The Company’s segments are Technology Solutions, Merchant Solutions and Issuer Solutions, which are organized based on the Company’s solution offerings. The Company’s Chairman of the Board and Chief Executive Officer is the chief operating decision maker (“CODM”), who evaluates the performance and allocates resources based on the operating results of each segment. The Company’s reportable segments are the same as the Company’s operating segments and there is no aggregation of the Company’s operating segments. Below is a summary of each segment:

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Three Months Ended March 31, 2019
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$427.3	$459.4	$83.3	$970.0
Sales and marketing	118.4	166.0	6.5	290.9
Segment profit	$308.9	$293.4	$76.8	$679.1

	Three Months Ended March 31, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$336.4	$432.2	$82.1	$850.7
Sales and marketing	95.9	163.8	6.3	266.0
Segment profit	$240.5	$268.4	$75.8	$584.7

A reconciliation of total segment profit to the Company’s income (loss) before applicable income taxes is as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Total segment profit	$679.1	$584.7
Less: Other operating costs	(181.0)	(155.1)
Less: General and administrative	(127.4)	(250.1)
Less: Depreciation and amortization	(264.4)	(207.2)
Less: Interest expense—net	(72.1)	(75.2)
Less: Non-operating income (expense)	3.5	(8.6)
Income (loss) before applicable income taxes	$37.7	$(111.5)

*****

Worldpay, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis provides a review of the results of operations, financial condition and liquidity and capital resources of Worldpay, Inc. (“Worldpay”, “we”, “us”, “our” or the “company” refer to Worldpay, Inc. and its consolidated subsidiaries) and outlines the factors that affected recent results, as well as factors that may affect future results. Our actual results in the future may differ materially from those anticipated in these forward looking statements as a result of many factors, including those set forth under “Risk Factors”,” Forward Looking Statements” and elsewhere in this report. The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report, as well as management’s discussion and analysis and consolidated financial statements for the year ended December 31, 2018 included in our most recent Annual Report on Form 10-K.

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

Merger with Fidelity National Information Services (“FIS”)

On March 18, 2019, Worldpay and Fidelity National Information Services, Inc. (“FIS”) issued a joint press release announcing that Worldpay, FIS and Wrangler Merger Sub, Inc., a wholly-owned subsidiary of FIS (“Merger Sub”), entered into an agreement and plan of merger, dated March 17, 2019 (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Worldpay (the “Merger”), with Worldpay being the surviving corporation in the Merger and continuing as a wholly-owned subsidiary of FIS.

At the effective time of the Merger (“Effective Time”), which is expected to occur in the third quarter of 2019, each share of the Class A common stock of Worldpay, par value $0.00001 per share (“Worldpay Class A Common Stock”), issued and outstanding immediately prior to the Effective Time, except for certain shares of Worldpay Class A Common Stock identified in the Merger Agreement, will be converted into the right to receive 0.9287 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of FIS (“FIS Common Stock” and, such shares, the “Share Consideration”) and $11.00 in cash (the “Cash Consideration” and, together with the Share Consideration, the “Merger Consideration”). The shares of FIS Common Stock to be issued in the Merger will be listed on The New York Stock Exchange (“NYSE”). Following the consummation of the Merger, FIS shareholders will own approximately 53 percent and Worldpay shareholders will own approximately 47 percent of the combined company. The Merger Consideration (as of the date the Merger Agreement was executed) valued Worldpay at an enterprise value of approximately $43 billion, including the assumption of Worldpay debt, which FIS expects to refinance.

Completion of the Merger is subject to the satisfaction or waiver of customary closing conditions for both parties, including receipt of required regulatory and shareholder approvals and other customary closing conditions.

In connection with the proposed Merger, on April 12, 2019, FIS filed a preliminary registration statement on Form S-4 with the SEC that became available on the SEC’s Edgar system on April 15, 2019.

Executive Overview

Revenue for the three months ended March 31, 2019 increased 14% to $970.0 million from $850.7 million in 2018.

Income (loss) from operations for the three months ended March 31, 2019 increased to $106.3 million from a loss of $27.7 million in 2018.

Net income (loss) for the three months ended March 31, 2019 was $38.1 million compared to a loss of $98.3 million in 2018. Net income (loss) attributable to Worldpay, Inc. for the three months ended March 31, 2019 was $36.4 million compared to a loss of $97.6 million in 2018. See the “Results of Operations” section of this Management’s Discussion and Analysis for a discussion of our financial results.

Recent Acquisitions

On January 16, 2018, we completed the acquisition of Worldpay Group Limited, formerly Worldpay Group plc, a public limited company (“Legacy Worldpay”) by acquiring 100% of the issued and outstanding shares. The acquisition created a leading global integrated payment technology and international eCommerce payment provider and will enable us to take advantage of strategic and innovative opportunities to provide differentiated and diversified solutions to address clients’ needs.

Please see Note 4 - Business Combinations in “Item 1 - Notes to Unaudited Consolidated Financial Statements” for more information about the acquisition.

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

Expenses

Set forth below is a brief description of the components of our expenses:

•
Sales and marketing expense primarily consists of compensation, commissions and benefits paid to sales personnel, sales management and other sales and marketing personnel, amortization of capitalized commission fees, residual payments made to multiple referral partners and advertising and promotional costs.

•
Other operating costs primarily consist of compensation and benefits paid to operational and IT personnel, costs associated with operating our technology platform and data centers, information technology costs for processing transactions, product development costs, software fees, maintenance costs, occupancy costs and consulting costs.

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

•	Depreciation and amortization expense consists of our depreciation expense related to investments in property, equipment and software as well as our amortization of intangible assets.

•	Interest expense—net consists primarily of interest on borrowings less interest income earned on our cash and cash equivalents.

•	Income tax expense (benefit) represents foreign, federal, state and local taxes based on income/loss.

•	Non-operating income (expense) primarily consists of other income and expense items outside of the Company’s operating activities.

Non-Controlling Interest

Since Fifth Third had a non-controlling interests in Worldpay Holding through March 2019, our results of operations include net income attributable to non-controlling interests. As a result of the March 2019 Fifth Third Stock Sale discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in “Item 1 - Notes to Unaudited Consolidated Financial Statements,” Fifth Third no longer has non-controlling interests in Worldpay Holding. Net income attributable to non-controlling interests continues to include the non-controlling interest related to a joint venture with a bank partner. See Note 8 - Controlling and Non-Controlling Interests in “Item 1 - Notes to Unaudited Consolidated Financial Statements” for more information.

Factors and Trends Impacting Our Business and Results of Operations

The majority of our revenues are generated by services priced as a percentage of transaction value, a specified fee per transaction, a fixed fee, or a combination. We also generate revenue based on products and specific value-added services that may or may not be related to the volume or number of transactions. These revenues depend upon a number of factors such as demand for and price of our products or services, the technological competitiveness of our offerings, our reputation for providing timely and reliable products and services, competition within our industry and general economic conditions.

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

Intangible Amortization Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions as well as depreciation of acquired software.

Non-operating Income (Expense)

Non-operating income (expense) primarily consists of other income and expense items outside of the Company’s operating activities.

Tax Adjustments

Income Tax Expense Adjustments

Our effective tax rate reported in our results of operations reflects the impact of our non-controlling interests not being taxed at the statutory corporate tax rate. For purposes of calculating the adjusted net income, income tax expense is adjusted accordingly to reflect an effective tax rate assuming conversion of Fifth Third’s non-controlling interests into shares of Class A common stock, including the income tax effect of the non-GAAP adjustments described above. The adjusted global effective tax rate for the three months ended March 31, 2019 is approximately 20.1% and is expected to remain at approximately 20.1% for the remainder of 2019. The adjusted global effective tax rate was 19.7% for the three months ended March 31, 2018.

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

The following table provides a schedule of the tax adjustments discussed above which are reflected in the adjusted net income table below (in millions):

	Three Months Ended March 31,
	2019	2018
TRA Tax Benefits(1)	$1.4	$2.2
Acquired Tax Benefits(2)	23.7	22.4
Adjusted Tax Benefits(3)	$25.1	$24.6

(1)	Represents the 15% benefit that we retain for the shared tax benefits related to the TRAs.

(2)	Represents the tax benefits wholly owned by us, acquired through acquisition or termination of TRAs in which we retain 100% of the benefit.

(3)	Represents the net cash tax benefit retained by us from the use of the tax attributes, as reflected in the Tax Adjustments.

The table below provides a reconciliation of GAAP income (loss) before applicable income taxes to the adjusted net income for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Income (loss) before applicable income taxes	$37.7	$(111.5)
Non-GAAP Adjustments:
Transition, acquisition and integration costs	42.4	177.4
Share-based compensation	33.0	17.2
Intangible amortization	226.2	172.8
Non-operating (income) expenses	(3.5)	8.6
Non-GAAP adjusted income before applicable taxes	335.8	264.5
Less: Adjustments
Adjusted tax expense	42.4	27.5
JV non-controlling interest	0.4	0.3
Adjusted Net Income	$293.0	$236.7

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of revenue for the periods presented (in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$970.0	$850.7	$119.3	14%
Sales and marketing	290.9	266.0	24.9	9%
Other operating costs	181.0	155.1	25.9	17%
General and administrative	127.4	250.1	(122.7)	(49)%
Depreciation and amortization	264.4	207.2	57.2	28%
Income from operations	$106.3	$(27.7)	$134.0	484%

As a Percentage of Revenue	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Sales and marketing	30.0%	31.3%
Other operating costs	18.6%	18.2%
General and administrative	13.1%	29.4%
Depreciation and amortization	27.3%	24.4%
Income from operations	11.0%	(3.3)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The Revenue, Sales and Marketing, Other Operating Costs and General and Administrative disclosures below exclude Legacy Worldpay results prior to the January 16, 2018 acquisition date for the three months ended March 31, 2018.

Revenue

Revenue increased 14% to $970.0 million for the three months ended March 31, 2019 from $850.7 million for the three months ended March 31, 2018. The prior year period excludes $63.8 million of Legacy Worldpay generated revenue prior to our acquisition. Additionally, strong growth in our Technology Solutions segment contributed to the increase.

Sales and Marketing

Sales and marketing expense increased 9% to $290.9 million for the three months ended March 31, 2019 from $266.0 million for the three months ended March 31, 2018. The prior year period excludes $12.9 million of Legacy Worldpay sales and marketing expense prior to our acquisition. Higher residual payments to referral partners as a result of increased revenue in both our Technology Solutions and Merchant Solutions segments contributed to the increase.

Other Operating Costs

Other operating costs increased 17% to $181.0 million for the three months ended March 31, 2019 from $155.1 million for the three months ended March 31, 2018. The prior year period excludes $12.3 million of Legacy Worldpay other operating costs prior to our acquisition. When excluding transition, acquisition and integration costs, other operating costs increased to $160.5 million for the three months ended March 31, 2019 from $144.9 million for the three months ended March 31, 2018. The prior year period excludes $12.1 million of Legacy Worldpay other operating costs prior to our acquisition when excluding transition, acquisition and integration costs.

General and Administrative

General and administrative expenses decreased 49% to $127.4 million for the three months ended March 31, 2019 from $250.1 million for the three months ended March 31, 2018. The prior year period excludes $66.2 million of Legacy Worldpay general and administrative expense prior to our acquisition. When excluding transition, acquisition and integration costs, as well as share-based compensation expense, general and administrative expenses increased to $72.5 million for the three months ended March 31, 2019 from $65.7 million for the three months ended March 31, 2018. The prior year period excludes $10.0 million of Legacy Worldpay general and administrative expenses prior to our acquisition when excluding transition, acquisition and integration costs as well as share-based compensation expense. When including the 2018 period prior to our acquisition, the decrease in general and administrative expenses when excluding transition, acquisition and integration costs as well as share-based compensation expense is primarily attributable to corporate overhead efficiencies.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software increased to $67.0 million for the three months ended March 31, 2019 from $57.4 million for the three months ended March 31, 2018. The prior year period excludes $4.9 million of Legacy Worldpay depreciation expense prior to our acquisition.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $197.4 million for the three months ended March 31, 2019 from $149.8 million for the three months ended March 31, 2018. The prior year period excludes $2.3 million of Legacy Worldpay amortization expense prior to our acquisition. The increase is primarily attributable to an increase in amortization of customer relationship intangible assets as a result of recent acquisitions.

Income from Operations

Income from operations increased to $106.3 million for the three months ended March 31, 2019 from a loss of $27.7 million for the three months ended March 31, 2018.

Interest Expense—Net

Interest expense—net decreased to $72.1 million for the three months ended March 31, 2019 from $75.2 million for the three months ended March 31, 2018. The prior year period excludes $2.8 million of Legacy Worldpay interest expense-net prior to our acquisition. The decrease in interest expense-net is primarily related to additional debt paydowns and increased interest income, partially offset by higher interest rates.

Non-Operating Income (Expense)

Non-operating income was $3.5 million for the three months ended March 31, 2019, primarily relates to foreign currency gains, partially offset by losses associated with the write-off of deferred financing fees in connection with the early paydown of debt and the change in fair value of the Mercury TRA.

Non-operating expense was $8.6 million for the three months ended March 31, 2018, primarily relating to our financing arrangements entered into in connection with the Legacy Worldpay acquisition and the change in fair value of the Mercury TRA, partially offset by a gain on the settlement of a deal contingent forward entered into in connection with our acquisition of Legacy Worldpay.

Income Tax Expense (Benefit)

Income tax benefits for the three months ended March 31, 2019 and 2018 were $0.4 million and $13.2 million, reflecting global effective rates of (1.1)% and 11.8%, respectively. Our global effective tax rates reflect the impact of our non-controlling interests not being taxed at the statutory U.S. corporate tax rates.

Segment Results

The following tables provide a summary of the components of segment profit for our three segments for the three months ended March 31, 2019 and 2018 (in millions):

The disclosures below exclude Legacy Worldpay results prior to the January 16, 2018 acquisition date for the three months ended March 31, 2018.

Technology Solutions

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$427.3	$336.4	$90.9	27%
Sales and marketing	118.4	95.9	22.5	23%
Segment profit	$308.9	$240.5	$68.4	28%

Revenue

Revenue in this segment increased 27% to 427.3 million for the three months ended March 31, 2019 from $336.4 million for the three months ended March 31, 2018. The prior year period excludes $29.7 million of Legacy Worldpay generated revenue prior to our acquisition. Strong transactional growth contributed to the increase in revenue.

Sales and Marketing

Sales and marketing expense increased 23% to $118.4 million for the three months ended March 31, 2019 from $95.9 million for the three months ended March 31, 2018. The prior year period excludes $3.2 million of Legacy Worldpay sales and marketing expense prior to our acquisition. Higher residual payments to referral partners as a result of increased revenue contributed to the increase.

Merchant Solutions

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$459.4	$432.2	$27.2	6%
Sales and marketing	166.0	163.8	2.2	1%
Segment profit	$293.4	$268.4	$25.0	9%

Revenue

Revenue in this segment increased 6% to $459.4 million for the three months ended March 31, 2019 from $432.2 million for the three months ended March 31, 2018. The prior year period excludes $33.9 million of Legacy Worldpay generated revenue prior to our acquisition. When including the 2018 period prior to our acquisition, the decrease in revenue is primarily attributable to unfavorable foreign currency.

Sales and Marketing

Sales and marketing expense increased 1% to $166.0 million for the three months ended March 31, 2019 from $163.8 million for the three months ended March 31, 2018. The prior year period excludes $9.7 million of Legacy Worldpay sales and marketing expense prior to our acquisition. When including the 2018 period prior to our acquisition, the decrease in sales and marketing expense is primarily attributable to sales efficiencies, partially offset by higher residual payments to referral partners.

Issuer Solutions

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenue	$83.3	$82.1	$1.2	1%
Sales and marketing	6.5	6.3	0.2	3%
Segment profit	$76.8	$75.8	$1.0	1%

Revenue

Revenue in this segment increased 1% to $83.3 million for the three months ended March 31, 2019 from $82.1 million for the three months ended March 31, 2018.

Sales and Marketing

Sales and marketing expense increased 3% to $6.5 million for the three months ended March 31, 2019 from $6.3 million for the three months ended March 31, 2018.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under our TRA agreements, debt service and acquisitions. As of March 31, 2019, our principal sources of liquidity consisted of $107.9 million of cash and cash equivalents and $1.0 billion of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including finance leases, was $7.5 billion as of March 31, 2019.

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

However, as a result of the Merger Agreement with FIS, we are precluded from paying dividends, share repurchases, debt issuances and equity financings.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018 (in millions).

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$166.2	$84.1
Net cash (used in) provided by investing activities	(88.0)	1,406.1
Net cash (used in) provided by financing activities	(422.6)	75.9

Cash Flow from Operating Activities

Net cash provided by operating activities was $166.2 million for the three months ended March 31, 2019 as compared to $84.1 million for the three months ended March 31, 2018. The increase reflects net income compared to a net loss in the prior period and an adjustment to add back increased depreciation and amortization expense, partially offset by increased net cash outflow due to changes in working capital.

Cash Flow from Investing Activities

Net cash used in investing activities was $88.0 million for the three months ended March 31, 2019 as compared to $1,406.1 million of cash provided by investing activities for the three months ended March 31, 2018. The prior period includes cash acquired relating to the acquisition of Legacy Worldpay in January 2018.

Cash Flow from Financing Activities

Net cash used in financing activities was $422.6 million for the three months ended March 31, 2019 as compared to net cash provided by financing activities of $75.9 million for the three months ended March 31, 2018. Cash used in financing activities during the three months ended March 31, 2019 consisted primarily of the repayment of debt and finance leases, payments relating to tax receivable agreements, partially offset by incremental borrowings. Cash provided by financing activities for the three months ended March 31, 2018 consisted primarily of proceeds from issuance of additional debt, partially offset by the repayment of debt and finance leases, settlement and payments under tax receivable agreements and addendums and distributions to non-controlling interests.

Credit Facilities

At March 31, 2019, we have $7.5 billion of outstanding debt, which includes $246 million of outstanding borrowings under our revolving credit facility. See additional discussion in Note 6 - Long-Term Debt in “Item 1 - Notes to Unaudited Consolidated Financial Statements.”

We are required to maintain a leverage ratio no greater than established thresholds (based upon the ratio of total funded debt to consolidated EBITDA, as defined in the loan agreement) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to interest expense), which are tested quarterly based on the last four fiscal quarters. The required financial ratios become more restrictive over time, with the specific ratios required by period set forth in the table below:

Period	Leverage Ratio (must not exceed)	Interest Coverage Ratio (must exceed)
December 31, 2018 to September 30, 2019	5.75 to 1.00	4.00 to 1.00
December 31, 2019 to September 30, 2020	5.00 to 1.00	4.00 to 1.00
December 31, 2020 and thereafter	4.25 to 1.00	4.00 to 1.00

As of March 31, 2019, we were in compliance with these covenants with a leverage ratio of 3.77 to 1.00 and an interest coverage ratio of 6.69 to 1.00.

Interest Rate Swaps, Caps and Net Investment Hedges

As of March 31, 2019, we have interest rate swap and interest rate cap agreements that were designated as cash flow hedges of interest rate risk. The currently effective interest rate swaps and caps hedge $2.2 billion of our approximately $5.6 billion of variable rate debt outstanding as of March 31, 2019. The Company also has designated a portion of its Euro denominated debt and 100% of its GBP denominated debt as net investment hedges. See Note 7 - Derivatives and Hedging Activities in “Item 1 - Notes to Unaudited Consolidated Financial Statements” for more information about the interest rate swaps, caps and net investment hedges.

Tax Receivable Agreements

As of March 31, 2019, we are party to several TRAs in which we have agreed to make payments to various parties of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions.

As discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in Item 1 - Notes to Unaudited Consolidated Financial Statements,” Fifth Third exchanged its remaining 10.3 million Class B units of Worldpay Holding for shares of Worldpay, Inc. Class A common stock in March 2019.

As a result of the March 2019 Fifth Third exchange of units of Worldpay Holding, we recorded an estimated additional liability under the Fifth Third TRA of $327.9 million and an estimated additional deferred tax asset of $502.8 million associated with the increase in the tax basis. We recorded an estimated corresponding increase to paid-in-capital of $174.9 million for the difference in the TRA liability and the related deferred tax asset.

For more information on the TRAs, see Note 8 - Tax Receivable Agreements in the Notes to Consolidated Financial Statements of the Company’s 2018 Form 10-K filed on February 26, 2019.

Contractual Obligations

There have been no significant changes to contractual obligations and commitments compared to those disclosed in our Annual Report on Form 10-K as of December 31, 2018 filed with the SEC on February 26, 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements in our 2018 Form 10-K, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our critical estimates giving consideration to a combination of factors, including historical experience, current conditions and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Except for the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and ASU 2017-12, Derivatives and Hedging (Topic 815) on January 1, 2019 as discussed in Note 3 - Leases and Note 7 - Derivatives and Hedging Activities in “Item 1 - Notes to Unaudited Consolidated Financial Statements,” we have not adopted any new critical accounting policies, have not changed any critical accounting policies and have not changed the application of any critical accounting policies from the year ended December 31, 2018. Our critical accounting policies and estimates are described fully within Management’s Discussion and Analysis of Financial Condition and Results of Operations included within our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to interest rate risk in connection with our senior secured credit facilities, which are subject to variable interest rates. As discussed in Note 7 - Derivatives and Hedging Activities in “Item 1 - Notes to Unaudited Consolidated Financial Statements,” we hedge a portion of our exposure to interest rate fluctuations through the utilization of interest rate swaps and caps in order to mitigate the risk of this exposure.

Based on the amount outstanding under our senior secured credit facilities at March 31, 2019, a one percentage point change in variable interest rates, after the effect of our interest rate swaps and caps effective at March 31, 2019, would cause an increase or decrease in interest expense of $36.2 million on an annual basis.

Foreign Currency Risk

We are subject to foreign currency risk as a result of our investments in foreign entities and revenues and expenses generated in currencies other than the U.S. dollar. As discussed in Note 7 - Derivatives and Hedging Activities in “Item 1 - Notes to Unaudited Consolidated Financial Statements,” we currently have net investment hedges in place to mitigate foreign currency risk. For the three months ended March 31, 2019 and 2018, currency rate fluctuations calculated by converting revenues and expenses for the three months ended March 31, 2019 and 2018 in local currency, using the December 31, 2018 and January 16, 2018 Legacy Worldpay acquisition date as the prior period rates, had an immaterial effect on our revenues and operating income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As a result of the closing of the Legacy Worldpay acquisition, we have incorporated internal controls over significant processes specific to the acquisition that we believe are appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, we will continue to review the internal controls and processes of Legacy Worldpay and may take further steps to integrate such controls and processes with those of the Company. Except as noted above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Additionally, the information set forth under the section entitled “Risk Factors” in FIS’s Form S-4 filed with the SEC on April 15, 2019 (the “FIS S-4”) is incorporated by reference. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our common stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of Worldpay. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors disclosed in (i) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and (ii) the section entitled “Risk Factors” in the FIS S-4.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2019 to January 31, 2019	421	$81.54	—	$93.2
February 1, 2019 to February 28, 2019	155,523	$88.08		$593.2
March 1, 2019 to March 31, 2019	62,195	$107.38	—	$593.2

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

(2)
In February 2019, our board of directors authorized a program to repurchase up to $500 million of our Class A common stock. Purchases under the repurchase program are allowed from time to time in the open market, in privately negotiated transactions, or otherwise. The manner, timing, and amount of any purchases are determined by management based on an evaluation of market conditions, stock price, and other factors. The share repurchase program has no expiration date and we may discontinue purchases at any time that management determines additional purchases are not warranted. However, per the FIS Merger Agreement, we are precluded from share repurchases.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 17, 2019, by and among Fidelity National Information Services, Inc., Wrangler Merger Sub, Inc. and Worldpay, Inc.	8-K	001-35462	2.1	March 18, 2019
10.1	Worldpay, Inc. Executive Severance Plan as amended and restated effective as of March 17, 2019.
10.2
Form of Amendment to Performance Share Unit Acquisition Award Notice and Performance Share Unit Acquisition Award Agreement for U.S. and U.K. Employees under the Worldpay, Inc. 2012 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDPAY, INC.

Dated:	May 3, 2019	By:	/s/ CHARLES D. DRUCKER
Name: Charles D. Drucker
Title: Executive Chairman and Chief Executive Officer

Dated:	May 3, 2019	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	May 3, 2019	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer