Form 10-Q
period 2019-06-30
Worldpay, Inc.
filed 2019-08-06
CIK 1533932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
As of June 30, 2019, there were 311,377,774 shares of the registrant’s Class A common stock outstanding.

WORLDPAY, INC.
FORM 10-Q

For the Quarterly Period Ended June 30, 2019

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Unaudited
(In millions, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$1,073.0	$1,006.8	$2,043.0	$1,857.5
Sales and marketing	304.0	283.4	594.9	549.4
Other operating costs	173.5	185.5	354.5	340.6
General and administrative	105.6	136.8	233.0	386.9
Depreciation and amortization	253.4	287.9	517.8	495.1
Income (loss) from operations	236.5	113.2	342.8	85.5
Interest expense—net	(69.2)	(79.9)	(141.3)	(155.1)
Non-operating income (expense)	(4.2)	(22.0)	(0.7)	(30.6)
Income (loss) before applicable income taxes	163.1	11.3	200.8	(100.2)
Income tax expense (benefit)	18.6	12.8	18.2	(0.4)
Net income (loss)	144.5	(1.5)	182.6	(99.8)
Less: Net income attributable to non-controlling interests	(1.2)	(1.4)	(2.9)	(0.7)
Net income (loss) attributable to Worldpay, Inc.	$143.3	$(2.9)	$179.7	$(100.5)
Net income (loss) per share attributable to Worldpay, Inc. Class A common stock:
Basic	$0.46	$(0.01)	$0.59	$(0.35)
Diluted	$0.46	$(0.01)	$0.58	$(0.35)
Shares used in computing net income (loss) per share of Class A common stock:
Basic	311,029,474	296,204,304	306,562,681	284,868,484
Diluted	313,083,818	296,204,304	312,834,187	284,868,484

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$144.5	$(1.5)	$182.6	$(99.8)
Other comprehensive income (loss), net of tax:
Gain (loss) on hedging activities and foreign currency translation	(236.5)	(70.2)	(66.2)	(48.2)
Comprehensive income (loss)	(92.0)	(71.7)	116.4	(148.0)
Less: Comprehensive (income) attributable to non-controlling interests	(1.2)	1.4	(10.9)	1.0
Comprehensive income (loss) attributable to Worldpay, Inc.	$(93.2)	$(70.3)	$105.5	$(147.0)

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Unaudited
(In millions, except share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$288.6	$196.5
Accounts receivable—net	1,681.0	1,694.8
Settlement assets and merchant float	5,126.8	3,132.3
Prepaid expenses	91.5	80.0
Other	567.6	526.1
Total current assets	7,755.5	5,629.7
Property, equipment and software—net	1,105.5	1,074.1
Intangible assets—net	2,740.9	3,127.8
Goodwill	14,100.3	14,137.9
Deferred taxes	1,176.2	789.9
Other assets	219.0	129.1
Total assets	$27,097.4	$24,888.5
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$1,276.8	$1,188.7
Settlement obligations	5,918.5	3,723.6
Current portion of notes payable	218.5	225.7
Current portion of tax receivable agreement obligations	28.5	73.1
Deferred income	30.2	25.1
Current maturities of finance lease obligations	20.0	22.7
Other	658.2	630.3
Total current liabilities	8,150.7	5,889.2
Long-term liabilities:
Notes payable	6,944.0	7,622.1
Tax receivable agreement obligations	890.2	590.8
Finance lease obligations	24.3	34.3
Deferred taxes	345.1	473.7
Other	197.3	74.4
Total long-term liabilities	8,400.9	8,795.3
Total liabilities	16,551.6	14,684.5
Commitments and contingencies (See Note 9 - Commitments, Contingencies and Guarantees)
Equity:
Class A common stock, $0.00001 par value; 890,000,000 shares authorized; 311,377,774 shares outstanding at June 30, 2019 and 300,454,590 shares outstanding at December 31, 2018	—	—
Class B common stock, no par value; 100,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and 10,252,826 shares issued and outstanding at December 31, 2018	—	—
Preferred stock, $0.00001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Paid-in capital	10,713.2	10,135.3
Retained earnings	772.8	593.1
Accumulated other comprehensive loss	(805.4)	(731.2)
Treasury stock, at cost; 3,573,751 shares at June 30, 2019 and 3,574,553 shares at December 31, 2018	(145.4)	(142.8)
Total Worldpay, Inc. equity	10,535.2	9,854.4
Non-controlling interests	10.6	349.6
Total equity	10,545.8	10,204.0
Total liabilities and equity	$27,097.4	$24,888.5

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(In millions)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income (loss)	$182.6	$(99.8)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	517.8	495.1
Amortization of customer incentives	15.1	12.6
Amortization and write-off of debt issuance costs	1.9	72.9
Gain on foreign currency forward	—	(35.9)
Share-based compensation expense	57.6	56.2
Deferred tax (benefit) expense	(28.6)	27.3
Tax receivable agreements non-cash items	(3.4)	(6.4)
Other	(1.5)	1.2
Change in operating assets and liabilities:
Accounts receivable	9.1	(50.3)
Net settlement assets and obligations	20.6	105.7
Prepaid and other assets	19.4	(33.4)
Accounts payable and accrued expenses	113.4	(159.6)
Other liabilities	31.5	(6.8)
Net cash provided by operating activities	935.5	378.8
Investing Activities:
Purchases of property and equipment	(175.5)	(103.1)
Acquisition of customer portfolios and related assets and other	(12.7)	(51.1)
Purchase of interest rate caps	—	(8.1)
Proceeds from foreign currency forward	—	71.5
Cash acquired in acquisitions, net of cash used	—	1,405.8
Other	9.1	—
Net cash (used in) provided by investing activities	(179.1)	1,315.0
Financing Activities:
Proceeds from issuance of long-term debt	—	2,951.8
Borrowings on revolving credit facility	4,204.0	2,598.0
Repayment of revolving credit facility	(4,254.0)	(2,823.0)
Repayment of debt and finance lease obligations	(643.5)	(2,590.3)
Payment of debt issuance costs	—	(91.1)
Proceeds from issuance of Class A common stock under employee stock plans	16.7	14.9
Repurchase of Class A common stock (to satisfy tax withholding obligations)	(20.0)	(11.7)
Settlement and payments under certain tax receivable agreements	(69.7)	(140.6)
Distributions to non-controlling interests	(3.3)	(6.4)
Net cash provided by (used in) financing activities	(769.8)	(98.4)
Net (decrease) increase in cash and cash equivalents	(13.4)	1,595.4
Cash and cash equivalents—Beginning of period	2,581.3	1,272.2
Effect of exchange rate changes on cash	(18.7)	(139.2)
Cash and cash equivalents—End of period	$2,549.2	$2,728.4
Cash Payments:
Interest	$125.3	$149.3
Income taxes	22.6	6.2
Non-cash Items:
Issuance of tax receivable agreements	$327.9	$120.9

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, April 1, 2019	$10,611.9	311.2	$—	—	$—	3.6	$(138.7)	$10,679.6	$629.5	$(568.9)	$10.4
Net income	144.5	—	—	—	—	—	—	—	143.3	—	1.2
Issuance of Class A common stock under employee benefit trust and employee benefit plans, net of forfeitures	9.7	0.2	—	—	—	—	0.5	9.2	—	—	—
Repurchase of Class A common stock (including to satisfy tax withheld obligation)	(7.2)	—	—	—	—	—	(7.2)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with Fifth Third Stock sale	—	—	—	—	—	—	—	—	—	—	—
Issuance of tax receivable agreements	—	—	—	—	—	—	—	—	—	—	—
Unrealized gain on hedging activities and foreign currency translation, net of tax	(236.5)	—	—	—	—	—	—	—	—	(236.5)	—
Distribution to non-controlling interests	(1.0)	—	—	—	—	—	—	—	—	—	(1.0)
Share-based compensation	24.4	—	—	—	—	—	—	24.4	—	—	—
Reallocation of non-controlling interests of Worldpay Holding due to change in ownership	—	—	—	—	—	—	—	—	—	—	—
Ending Balance, June 30 2019	$10,545.8	311.4	$—	—	$—	3.6	$(145.4)	$10,713.2	$772.8	$(805.4)	$10.6

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2019	$10,204.0	300.5	$—	10.3	$—	3.6	$(142.8)	$10,135.3	$593.1	$(731.2)	$349.6
Net income	182.6	—	—	—	—	—	—	—	179.7	—	2.9
Issuance of Class A common stock under employee benefit trust and employee benefit plans, net of forfeitures	16.7	0.8	—	—	—	(0.2)	17.4	(0.7)	—	—	—
Repurchase of Class A common stock (including to satisfy tax withheld obligation)	(20.0)	(0.2)	—	—	—	0.2	(20.0)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with Fifth Third Stock sale	—	10.3	—	(10.3)	—	—	—	—	—	—	—
Issuance of tax receivable agreements	174.9	—	—	—	—	—	—	174.9	—	—	—
Unrealized gain on hedging activities and foreign currency translation, net of tax	(66.2)	—	—	—	—	—	—	—	—	(74.2)	8.0
Distribution to non-controlling interests	(3.3)	—	—	—	—	—	—	—	—	—	(3.3)
Share-based compensation	57.1	—	—	—	—	—	—	56.3	—	—	0.8
Reallocation of non-controlling interests of Worldpay Holding due to change in ownership	—	—	—	—	—	—	—	347.4	—	—	(347.4)
Ending Balance, June 30 2019	$10,545.8	311.4	$—	—	$—	3.6	$(145.4)	$10,713.2	$772.8	$(805.4)	$10.6

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, April 1, 2018	$10,992.2	297.4	$—	15.3	$—	3.0	$(95.0)	$10,030.8	$482.7	$23.8	$549.9
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	—	—
Net loss	(1.5)	—	—	—	—	—	—	—	(2.9)	—	1.4
Issuance of Class A common stock for acquisition	(64.6)	(0.8)	—	—	—	0.8	(64.6)	—	—	—	—
Issuance of Class A common stock under employee stock plans, net of forfeitures	7.3	0.2	—	—	—	—	—	7.3	—	—	—
Issuance of Class A common stock under employee benefit trust	—	—	—	—	—	—	1.5	(1.5)	—	—	—
Repurchase of Class A common stock (including to satisfy taxes withheld obligation)	(0.5)	—	—	—	—	—	(0.5)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with Fifth Third Stock Sale	—	5.0	—	(5.0)	—	—	—	—	—	—	—
Issuance of tax receivable agreements	(33.9)	—	—	—	—	—	—	(33.9)	—	—	—
Settlement of certain tax receivable agreements	7.6	—	—	—	—	—	—	7.6	—	—	—
Unrealized loss on hedging activities and foreign currency translation, net of tax	(70.2)	—	—	—	—	—	—	—	—	(67.4)	(2.8)
Distribution to non-controlling interests	(0.8)	—	—	—	—	—	—	—	—	—	(0.8)
Share-based compensation	39.0	—	—	—	—	—	—	37.1	—	—	1.9
Reallocation of non-controlling interests of Worldpay Holding due to change in ownership	—	—	—	—	—	—	—	177.0	—	—	(177.0)
Ending Balance, June 30, 2018	$10,874.6	301.8	$—	10.3	$—	3.8	$(158.6)	$10,224.4	$479.8	$(43.6)	$372.6

See Notes to Unaudited Consolidated Financial Statements.

Worldpay, Inc.
CONSOLIDATED STATEMENT OF EQUITY
Unaudited
(In millions)

										Accumulated
		Common Stock								Other	Non-
	Total	Class A		Class B		Treasury Stock		Paid-in	Retained	Comprehensive	Controlling
	Equity	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Interests
Beginning Balance, January 1, 2018	$600.6	162.6	$—	15.3	$—	2.9	$(83.8)	$55.4	$558.0	$2.9	$68.1
Cumulative effect of accounting change	22.3	—	—	—	—	—	—	—	22.3	—	—
Net loss	(99.8)	—	—	—	—	—	—	—	(100.5)	—	0.7
Issuance of Class A common stock for acquisition	10,364.8	133.6	—	—	—	0.8	(64.6)	10,429.4	—	—	—
Issuance of Class A common stock under employee stock plans, net of forfeitures	14.9	0.7	—	—	—	—	—	14.9	—	—	—
Issuance of Class A common stock under employee benefit trust	—	—	—	—	—	—	1.5	(1.5)	—	—	—
Repurchase of Class A common stock (including to satisfy taxes withheld obligation)	(11.7)	(0.1)	—	—	—	0.1	(11.7)	—	—	—	—
Issuance of Class A common stock and cancellation of Class B common stock in connection with Fifth Third Stock Sale	—	5.0	—	(5.0)	—	—	—	—	—	—	—
Issuance of tax receivable agreements	(33.9)	—	—	—	—	—	—	(33.9)	—	—	—
Settlement of certain tax receivable agreements	15.8	—	—	—	—	—	—	15.8	—	—	—
Unrealized loss on hedging activities and foreign currency translation, net of tax	(48.2)	—	—	—	—	—	—	—	—	(46.5)	(1.7)
Distribution to non-controlling interests	(6.4)	—	—	—	—	—	—	—	—	—	(6.4)
Share-based compensation	56.2	—	—	—	—	—	—	53.4	—	—	2.8
Reallocation of non-controlling interests of Worldpay Holding due to change in ownership	—	—	—	—	—	—	—	(309.1)	—	—	309.1
Ending Balance, June 30, 2018	$10,874.6	301.8	$—	10.3	$—	3.8	$(158.6)	$10,224.4	$479.8	$(43.6)	$372.6

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

Proposed Merger with Fidelity National Information Services (“FIS”)

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

At the effective time of the Merger (“Effective Time”), which is expected to occur on July 31, 2019, each share of the Class A common stock of Worldpay, par value $0.00001 per share (“Worldpay Class A Common Stock”), issued and outstanding immediately prior to the Effective Time, except for certain shares of Worldpay Class A Common Stock identified in the Merger Agreement, will be converted into the right to receive 0.9287 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of FIS (“FIS Common Stock” and, such shares, the “Share Consideration”) and $11.00 in cash (the “Cash Consideration” and, together with the Share Consideration, the “Merger Consideration”). The shares of FIS Common Stock to be issued in the Merger will be listed on The New York Stock Exchange (“NYSE”). Following the consummation of the Merger, FIS shareholders will own approximately 53 percent and Worldpay shareholders will own approximately 47 percent of the combined company.

The Worldpay and FIS required shareholder approvals for the merger took place on July 24, 2019.

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

As of June 30, 2019, Worldpay, Inc. owned 100% interest in Worldpay Holding (see Note 8 - Controlling and Non-Controlling Interests for changes in non-controlling interests) as a result of Fifth Third Bank’s (“Fifth Third”) sale of its remaining interest in Worldpay Holding discussed below.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

For the three months ended June 30, 2019 and 2018 total share-based compensation expense was $24.6 million and $39.0 million, respectively. For the six months ended June 30, 2019 and 2018 total share-based compensation expense was $57.6 million and $56.2 million, respectively.

Worldpay, Inc.
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

Dividend Restrictions

The Company does not intend to pay cash dividends on its Class A common stock in the foreseeable future. Worldpay, Inc. is a holding company that does not conduct any business operations of its own. As a result, Worldpay, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Worldpay Holding. The amounts available to Worldpay, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ loan agreements. As a result of the restrictions on distributions from Worldpay Holding and its subsidiaries, essentially all of the Company’s consolidated net assets are held at the subsidiary level and are restricted as of June 30, 2019.

Income Taxes

Income taxes are computed in accordance with ASC 740, Income Taxes, and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, such deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made. As of June 30, 2019 and December 31, 2018, the Company recorded valuation allowances against deferred tax assets of $12.6 million related to net operating losses.

The Company’s consolidated interim effective tax rate is based upon expected annual income before applicable taxes, statutory tax rates and tax laws in the various jurisdictions in which the Company operates. Significant or unusual items, including adjustments to accruals for tax uncertainties, are recognized in the quarter in which the related event occurs.

The Company’s global effective tax rates were 9.1% and (0.4%) respectively, for the six months ended June 30, 2019 and 2018 and include the impact of the excess tax benefit relating to share-based compensation being recorded in income tax expense and changes in state tax laws for the 2019 period. The global effective tax rate for each period reflects the impact of the Company’s non-controlling interests not being taxed at the statutory U.S. corporate tax rates.

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

The Company includes restricted cash in the cash and cash equivalents balance reported in the Consolidated Statements of Cash Flows. The reconciliation between cash and cash equivalents in the Consolidated Statements of Financial Position and the Consolidated Statements of Cash Flows is as follows (in millions):

	June 30, 2019	June 30, 2018
Cash and cash equivalents on Consolidated Statements of Financial Position	$288.6	$367.7
Other restricted cash (other current assets)	546.0	487.5
Merchant float (in settlement assets and merchant float)	1,714.6	1,873.2
Total cash and cash equivalents per the Consolidated Statements of Cash Flows	$2,549.2	$2,728.4

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property, Equipment and Software—net

Property, equipment and software consists of the Company’s facilities, furniture and equipment, software, land and leasehold improvements. Facilities, furniture and equipment and software are depreciated on a straight-line basis over their respective useful lives, which are 15 to 40 years for the Company’s facilities and related improvements, 2 to 10 years for furniture and equipment and 3 to 8 years for software. Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the improvement which is 3 to 10 years or the term of the lease. Also included in property, equipment and software is work in progress consisting of costs associated with software developed for internal use which has not yet been placed in service. Accumulated depreciation as of June 30, 2019 and December 31, 2018 was $647.9 million and $540.9 million, respectively.

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

Goodwill and Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests goodwill for impairment for each reporting unit on an annual basis, or when events occur or circumstances indicate the fair value of a reporting unit is below its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that implied fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its most recent annual goodwill impairment test for all reporting units as of July 31, 2018 using market data and discounted cash flow analyses. Based on this analysis, it was determined that the fair value of all reporting units was substantially in excess of the carrying value. There have been no other events or changes in circumstances subsequent to the testing date that would indicate impairment of these reporting units as of June 30, 2019.

Intangible assets consist of acquired customer relationships, trade names, customer portfolios and related assets that are amortized over their estimated useful lives. The Company reviews finite lived intangible assets for possible impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. As of June 30, 2019, there have been no such events or circumstances that would indicate potential impairment of finite lived intangible assets.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Foreign Currencies

For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period and assets and liabilities are translated at spot exchange rates at the end of the period. Foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in total equity. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and were not material for the three and six months ended June 30, 2019 and 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). This ASU amends the existing guidance by requiring the recognition of all leases, including operating leases, on the balance sheet as right-of-use asset and lease liability and disclosing key information about the lease arrangements. The Company adopted this ASU on January 1, 2019 using the modified retrospective approach with no cumulative effect on retained earnings. See Note 3 - Leases for more information.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Disaggregation of Revenue

In the following table, revenue is disaggregated by source of revenue (in millions):

	Three Months Ended June 30, 2019
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)
Processing services	$320.0	$410.3	$49.4	$779.7
Products and services	146.2	109.7	37.4	293.3
Total	$466.2	$520.0	$86.8	$1,073.0

	Three Months Ended June 30, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)
Processing services	$270.8	$413.8	$48.8	$733.4
Products and services	130.8	106.6	36.0	273.4
Total	$401.6	$520.4	$84.8	$1,006.8

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended June 30, 2019
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)
Processing services	$604.0	$771.6	$95.6	$1,471.2
Products and services	289.5	207.8	74.5	571.8
Total	$893.5	$979.4	$170.1	$2,043.0

	Six Months Ended June 30, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Major Products and Services (1)
Processing services	$500.9	$753.8	$95.6	$1,350.3
Products and services	237.1	198.8	71.3	507.2
Total	$738.0	$952.6	$166.9	$1,857.5

(1)	Revenue breakdown is based on management’s view and certain products and services revenue may be based on the number or volume of transactions.

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

Costs to Obtain and Fulfill a Contract

ASC 606 requires capitalizing costs of obtaining a contract when those costs are incremental and expected to be recovered. Since incremental commission fees paid to sales teams as a result of obtaining contracts are recoverable, the Company recorded a $28.8 million ($22.3 million net of deferred taxes) cumulative catch-up capitalized asset on January 1, 2018. As of June 30, 2019 and December 31, 2018, the amount capitalized as contract costs is $45.1 million and $39.3 million, respectively, which is included in other non-current assets.

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

The Company determined that straight-line amortization would best correspond to the transfer of services to customers since services are transferred equally over time and have limited predictable volatility. The amortization periods range from 3 to 10 years and are based on the expected life of a customer. Amortization expenses related to these costs for the three months ended June 30, 2019 and 2018 was $2.7 million and $2.6 million, respectively, and for the six months ended June 30, 2019 and 2018 was $5.3 million and $5.1 million, respectively, which is recorded in sales and marketing expense. There was no impairment loss in relation to the costs capitalized.

The Company recognizes incremental sales commission costs of obtaining a contract as expense when the amortization period for those assets is one year or less per the practical expedient in ASC 606. These costs are included in sales and marketing expense.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Customer incentives represent signing bonuses paid to customers. Customer incentives are paid in connection with the acquisition or renewal of customer contracts, and are therefore deferred and amortized using the straight-line method based on the expected life of the customer. As of June 30, 2019 and December 31, 2018, the Company had $78.5 million and $71.5 million, respectively, of customer incentives included in other assets in the Company’s Consolidated Statements of Financial Position. Amortization expense related to these costs for the three months ended June 30, 2019 and 2018 was $7.2 million and $6.4 million, respectively, and for the six months ended June 30, 2019, and 2018, was $15.1 million and $12.6 million, respectively, which is recorded as contra-revenue in the Company’s Consolidated Statements of Income (Loss).

The Company capitalizes conversion costs associated with enabling customers to receive its processing services. As of June 30, 2019 and December 31, 2018, the Company had $62.3 million and $51.7 million, respectively, of capitalized conversion costs included in Intangible assets - net in the Company’s Consolidated Statements of Financial Position. Amortization expense related to these costs for the three months ended June 30, 2019 and 2018 was $3.4 million and $1.5 million, respectively, and for the six months ended June 30, 2019, and 2018, was $6.6 million and $2.4 million, respectively, which is recorded in depreciation and amortization expense in the Company’s Consolidated Statements of Income (Loss). These costs are amortized over the average life of the customer.

Contract Balances

Accounts Receivable-net

Accounts receivable primarily represent processing revenues earned but not collected. For a majority of its customers, the Company has the authority to debit the client’s bank accounts; as such, collectibility is reasonably assured. Aside from debiting a client’s bank account, the Company collects a majority of its revenue via net settlement with the remaining portion collected via billing the customer. The Company records a reserve for doubtful accounts when it is probable that the accounts receivable will not be collected. The Company reviews historical loss experience and the financial position of its customers when estimating the allowance. As of June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was not material to the Company’s Consolidated Statements of Financial Position.

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

3. LEASES

The Company adopted ASU 2016-02, Leases, on January 1, 2019. Accounting Standards Codification Topic 842, Leases (“ASC 842”) amends previous lease guidance under ASC 840 by requiring the recognition of all leases, including operating leases, on the balance sheet as right-of-use asset (“ROU”) and the present value (“PV”) lease liability, as well as disclosing key information about the lease arrangements. The Company elected to adopt ASC 842 using the modified retrospective transition approach using the effective date method, which results in the recognition of lease assets and liabilities as of the beginning of the period of adoption without requiring restatement of the prior period financials presented, so comparable periods presented in the Consolidated Financial Statements prior to January 1, 2019 continue to be presented under ASC 840.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

On January 1, 2019, the Company recorded both operating lease ROU assets of $93.2 million and lease liabilities of $139.2 million. The difference between the asset and liability primarily relates to previously recorded deferred rent, unfavorable acquired lease obligations and lease exit costs. The adoption of ASC 842 did not have a material impact on the Company’s Consolidated Statements of Income (Loss) and Consolidated Statements of Cash Flows for the six months ended June 30, 2019.

The table below presents the Company’s leased assets and related lease liabilities (in millions):

Leases	Classification	June 30, 2019
Assets
Operating lease assets	Other long-term assets	$87.8
Finance lease assets	Property, equipment and software-net	30.1
Finance lease assets	Intangible assets - net	8.5

Liabilities
Current:
Operating	Other current liabilities	$20.2
Finance	Current maturities of finance lease obligations	20.0
Non-current:
Operating	Other non-current liabilities	111.9
Finance	Finance lease obligations	24.3

The table below presents the costs associated with the leased assets (in millions):

Leases	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost:	General and administrative and Other operating costs
Short-term		$0.8	$1.6
Long-term		8.6	17.9
Finance lease cost:
Amortization of leased assets	Depreciation and amortization	3.9	7.5
Interest on lease liabilities	Interest expense-net	0.6	1.2
Total lease cost		$13.9	$28.2

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The future minimum lease payments required under all leases and the present value of net minimum lease payments as of June 30, 2019 are as follows (in millions):

Maturity of Lease Liabilities	Operating	Finance
Six months ended December 31, 2019	$12.4	$12.4
2020	23.3	17.1
2021	19.8	12.6
2022	17.5	5.3
2023	15.1	—
Thereafter	69.1	—
Total	157.2	47.4
Less: Interest	25.1	3.1
Present value of lease liabilities	$132.1	$44.3

The future minimum lease payments required under operating leases as of December 31, 2018 are as follows (in millions):

Year Ended December 31,
2019	$27.8
2020	23.2
2021	21.7
2022	19.0
2023	15.6
Thereafter	71.2
Total	$178.5

The table below summarizes the weighted average remaining lease term and weighted average discount rate used by lease type:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	8.8
Finance leases	2.5
Weighted-average discount rate:
Operating leases	3.9%
Finance leases	4.9%

The table below summarizes the impact to cash flows related to leases (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$12.0
Operating cash flows used for finance leases	1.3
Financing cash flows used for finance leases	13.5
Leased assets obtained in exchange for new finance lease liabilities	—
Leased assets obtained in exchange for new operating lease liabilities	2.6

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

For the six months ended June 30, 2018, the Company incurred transaction expenses of approximately $120.9 million in conjunction with the acquisition of Legacy Worldpay. All transaction costs incurred for the six months ended June 30, 2018 are included in general and administrative expenses on the accompanying Consolidated Statements of Income (Loss).

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro Forma Results Giving Effect to the Legacy Worldpay Acquisition
The following pro forma combined financial information presents the Company’s results of operations for the six months ended June 30, 2018, as if the acquisition had occurred on January 1, 2017 (in millions, except share amounts).

Six Months Ended June 30, 2018
Total revenue	$1,921.3
Net income attributable to Worldpay, Inc.	47.5
Net income per share attributable to Worldpay, Inc. Class A common stock:
Basic	$0.17
Diluted	$0.17
Shares used in computing net income per share of Class A common stock:
Basic	284,868,484
Diluted	286,984,860

The pro forma results include certain pro forma adjustments that were directly attributable to the acquisition as follows:

•	additional amortization expense that would have been recognized relating to the acquired intangible assets; and

•	adjustment to interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of Legacy Worldpay debt.

•
a reduction in expenses for the six months ended June 30, 2018 relating to acquisition-related transaction costs and debt refinancing costs incurred by the Company, which were applied to the six months ended June 30, 2017.

5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows (in millions):

	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Balance as of December 31, 2018	$9,608.4	$3,934.3	$595.2	$14,137.9
Effect of foreign currency translation	(29.3)	(8.3)	—	(37.6)
Balance as of June 30, 2019	$9,579.1	$3,926.0	$595.2	$14,100.3

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2019 and December 31, 2018, the Company’s finite lived intangible assets consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Customer relationship intangible assets	$4,514.2	$4,540.9
Trade name	347.4	348.8
Customer portfolios and related assets	334.3	323.8
Patents	2.6	2.3
	5,198.5	5,215.8
Less accumulated amortization on:
Customer relationship intangible assets	2,189.3	1,865.5
Trade name	53.3	35.5
Customer portfolios and related assets	215.0	187.0
	2,457.6	2,088.0
Intangible assets, net	$2,740.9	$3,127.8

Customer portfolios and related assets acquired during the six months ended June 30, 2019 have weighted-average amortization periods of 3.0 years. Amortization expense on intangible assets for the three months ended June 30, 2019 and 2018 was $186.7 million and $217.2 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2019 and 2018 was $384.1 million and $367.0 million, respectively.

The estimated amortization expense of intangible assets for the remainder of 2019 and the next five years is as follows (in millions):

Six months ended December 31, 2019	$368.4
2020	599.8
2021	497.2
2022	431.3
2023	269.3
2024	248.1

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. LONG-TERM DEBT

As of June 30, 2019 and December 31, 2018, the Company’s long-term debt consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Term A loan, maturing in January 2023(1)	$3,186.1	$3,271.1
Term A loan, maturing in January 2023 (2)	579.2	597.6
Term B loan, maturing in October 2023	—	520.1
Term B loan, maturing in August 2024(3)	1,733.1	1,741.8
Senior Unsecured Dollar Notes, maturing in November 2025(4)	500.0	500.0
Senior Unsecured Sterling Notes, maturing in November 2025(5)	595.8	598.5
Senior Unsecured Euro Note, maturing in November 2022(6)	609.2	617.5
Leasehold mortgage, expiring on August 10, 2021(7)	10.0	10.0
Revolving credit facility, expiring in January 2023(8)	—	50.0
Less: Current portion of notes payable	(218.5)	(225.7)
Less: Original issue discount	(4.4)	(6.2)
Less: Debt issuance costs	(46.5)	(52.6)
Notes payable	$6,944.0	$7,622.1

(1)
Interest at a variable base rate (LIBOR) plus a spread rate (150 basis points) (weighted average rate of 3.88% at June 30, 2019) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (June 2018 through March 2021), 1.875% per quarter during the next four quarters (June 2021 through March 2022) and 2.50% per quarter during the next three quarters (June 2022 through December 2022) with a balloon payment due at maturity.

(2)
£457 million principal outstanding, translated to U.S dollars at the spot rate of 1.2677 U.S. dollars per Pound Sterling at June 30, 2019. Interest at a variable base rate (GBP LIBOR) plus a spread rate (150 basis points) (total rate of 2.22% at June 30, 2019) and amortizing on a basis of 1.25% per quarter during each of the first twelve quarters (June 2018 through March 2021), 1.875% per quarter during the next four quarters (June 2021 through March 2022) and 2.50% per quarter during the next three quarters (June 2022 through December 2022) with a balloon payment due at maturity.

(3)
Interest payable at a variable base rate (LIBOR) plus a spread rate (175 basis points) (weighted average rate of 4.14% at June 30, 2019) and amortizing on a basis of 0.25% per quarter, with a balloon payment due at maturity.

(4)	$500 million principal senior unsecured notes with interest payable semi-annually at a fixed rate of 4.375% and principal due upon maturity.

(5)
£470 million principal senior unsecured notes with interest payable semi-annually at a fixed rate of 3.875% and principal due upon maturity. The spot rate of 1.2677 U.S. dollars per Pound Sterling at June 30, 2019 was used to translate the Note to U.S. dollars.

(6)
€500 million principal senior unsecured note with interest payable semi-annually at a fixed rate of 3.75% and principal due upon maturity. The spot rate of 1.1388 U.S. dollars per Euro at June 30, 2019 was used to translate the Note to U.S. dollars. Includes remaining unamortized fair value premium of $39.8 million at June 30, 2019.

(7)	Interest payable monthly at a fixed rate of 6.22%.

(8)	Available revolving credit facility of $1.25 billion borrowing interest at a variable base rate (total rate of 6.0% at June 30, 2019).

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result of the closing of the Legacy Worldpay acquisition, the Company expensed approximately $56.6 million primarily consisting of the write-offs of unamortized deferred financing fees and original issue discount (“OID”) and fees related to previously committed unused backstop facilities associated with the component of the debt activity accounted for as a debt extinguishment and certain third party costs incurred in connection with the debt activity. Amounts expensed in connection with the refinancing are recorded as a component of non-operating expenses in the accompanying Consolidated Statements of Income (Loss) for the six months ended June 30, 2018.

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

As a result of the repricing, the Company expensed approximately $11.4 million primarily consisting of the write-offs of unamortized deferred financing fees and OID, and certain third party costs incurred in connection with the repricing. Amounts expensed in connection with the repricing are recorded as a component of non-operating expenses in the accompanying Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2018.

Additionally, as a result of new debt being issued in connection with the Company’s acquisition of Legacy Worldpay in January 2018, and the amendment to reprice the Existing Loan Agreement in June 2018, the Company capitalized approximately $23.7 million of deferred financing costs for the six months ended June 30, 2018.

2019 Debt Activity

On January 15, 2019, the Company paid down the outstanding balance on its Term B-3 Loan in the amount of $520.1 million, which resulted in a write-off of debt issuance costs and original issue discount of approximately $2.4 million recorded as a component of non-operating expenses in the Company’s accompanying Consolidated Statements of Income (Loss) for the six months ended June 30, 2019.

Guarantees and Security
The Company’s debt obligations at June 30, 2019 are unconditional and, with the exception of the Euro Note, are guaranteed by Worldpay Holding and certain of Worldpay Holding’s existing and subsequently acquired or organized domestic subsidiaries. The refinanced debt and related guarantees are secured on a first-priority basis (subject to liens permitted under the Third Amended and Restated Loan Agreement) by a lien on substantially all the tangible and intangible assets of the Company and the aforementioned subsidiaries, including substantially all the capital stock (subject to a 65% limitation on pledges of capital stock of foreign subsidiaries and domestic holding companies of foreign subsidiaries) and personal property of Worldpay Holding and any obligors under the Third Amended and Restated Loan Agreement as well as any real property in excess of $25 million in the aggregate held by Worldpay Holding or any obligors (other than Worldpay Holding), subject to certain exceptions. The Euro Note is guaranteed by Worldpay Group Limited. Additionally, the Euro Note is also guaranteed by Worldpay LLC as a result of the Company receiving the required consent from the Euro Note holders in July 2018 to relieve reporting requirements associated with those notes.

Covenants

There are certain financial and non-financial covenants contained in the Existing Loan Agreement for the refinanced debt, which are tested on a quarterly basis. The financial covenants require maintenance of certain leverage and interest coverage ratios. At June 30, 2019, the Company was in compliance with these financial covenants.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage differences in the amount, timing and duration of its known or expected cash payments related to its variable-rate debt. As of June 30, 2019 and December 31, 2018, the Company’s interest rate derivative instruments for this purpose consist of interest rate swaps and interest rate cap agreements. The interest rate swaps hedge the variable rate debt by effectively converting floating-rate payments to fixed-rate payments. The interest rate cap agreements cap a portion of the Company’s variable rate debt if interest rates rise above the strike rate on the contract.

In May 2018, the Company entered into additional interest rate cap and swap agreements and the Company paid an upfront premium of approximately $8.1 million for the interest rate caps. As of June 30, 2019, the Company’s interest rate caps, including those executed in prior years, had a fair value of $7.5 million, classified within other current and non-current assets on the Company’s Consolidated Statements of Financial Position. The interest rate swaps and caps (collectively “interest rate contracts”) are designated as cash flow hedges for accounting purposes.

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Flow Hedges of Interest Rate Risk

The following table presents the Company’s interest rate swaps and caps (in millions):

Derivative	Notional Value	Exposure Periods	Strike Rate
Interest rate swap	$600	June 2018 to June 2021
Interest rate swap	500	June 2019 to June 2021
Total	$1,100

Interest rate cap	$1,000	January 2017 to January 2020	0.75%
Interest rate cap	600	June 2018 to June 2021	2.25%
Total	$1,600

The Company does not offset derivative positions in the accompanying consolidated financial statements. The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges included within the accompanying Consolidated Statements of Financial Position (in millions):

	Consolidated Statement of Financial Position Location	June 30, 2019	December 31, 2018
Interest rate contracts	Other current assets	$7.1	$19.3
Interest rate contracts	Other long-term assets	0.4	5.3
Interest rate contracts	Other current liabilities	10.4	1.8
Interest rate contracts	Other long-term liabilities	15.5	8.2

As of June 30, 2019, the Company estimates that $13.2 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense during the next 12 months.

The table below presents the pre-tax effect of the Company’s interest rate contracts on the accompanying Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives in cash flow hedging relationships:
Amount of gain recognized in OCI (1)	$(14.4)	$3.2	$(23.8)	$9.5
Amount of gain (loss) reclassified from OCI into earnings	1.6	0.2	3.8	(0.4)
Amount of gain recognized in earnings	—	—	—	0.1

(1)	“OCI” represents other comprehensive income.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The location and amount of gains or losses recognized in the Consolidated Statements of Income (Loss) results of operations for cash flow hedging relationships for each of the periods, presented on a pretax basis, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	Interest Expense - Net		Interest Expense - Net
Total amounts of income and expense line items presented in the Consolidated Statements of Income (Loss) in which effects of cash flow hedges are recorded	$69.2	$79.9	$141.3	$155.1
Gain (loss) on cash flow hedging relationships	1.6	0.2	3.8	(0.4)

Credit Risk Related Contingent Features

As of June 30, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $26.6 million.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of June 30, 2019, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of $26.6 million.

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

The Company’s net investment hedges are recorded in other comprehensive income (loss). During the three and six months ended June 30, 2019, the Company recognized in other comprehensive income pre-tax gains of $9.4 million and $5.9 million, respectively, relating to these net investment hedges. During the three and six months ended June 30, 2018, the Company recognized in other comprehensive income pre-tax gains of $47.4 million and $39.9 million, respectively, relating to these net investment hedges. Reclassifications out of other comprehensive income (loss) would only take place if the Company’s subsidiaries were sold or substantially liquidated.

8. CONTROLLING AND NON-CONTROLLING INTERESTS

The Company accounts for non-controlling interests in accordance with ASC 810, Consolidation. Prior to the March 2019 Fifth Third Stock Sale discussed in Note 1- Basis of Presentation and Summary of Significant Accounting Policies, Worldpay, Inc. owned a controlling interest in Worldpay Holding, and therefore consolidated the financial results of Worldpay Holding and its subsidiaries and recorded non-controlling interest for the economic interests in Worldpay Holding held by Fifth Third, which primarily represented Fifth Third’s minority share of net income or loss of equity in Worldpay Holding. The Exchange Agreement entered into prior to the initial public offering provided for a 1 to 1 ratio between the units of Worldpay Holding and the common stock of Worldpay, Inc. Net income attributable to non-controlling interests does not include expenses incurred directly by Worldpay, Inc., including income tax expense attributable to Worldpay, Inc. Non-controlling interests are presented as a component of equity in the accompanying Consolidated Statements of Financial Position.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company also records non-controlling interest related to its 51% ownership in a joint venture.

As a result of the Fifth Third Stock Sale (See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for further discussion), Worldpay, Inc. owned 100% interest in Worldpay Holding as of June 30, 2019. Changes in units and related ownership interest in Worldpay Holding are summarized as follows:

	Worldpay, Inc.	Fifth Third	Total
As of December 31, 2018	300,454,590	10,252,826	310,707,416
% of ownership	96.70%	3.30%
Fifth Third exchange of Worldpay Holding units for shares of Class A common stock	10,252,826	(10,252,826)	—
Equity plan activity (1)	670,358	—	670,358
As of June 30, 2019	311,377,774	—	311,377,774
% of ownership	100.00%	—%

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

The table below provides a reconciliation of net income (loss) attributable to non-controlling interests based on relative ownership interests as discussed above (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$144.5	$(1.5)	$182.6	$(99.8)
Items not allocable to non-controlling interests:				50.1
Worldpay, Inc. expenses (1)	0.8	19.5	2.5	50.1
Worldpay Holding net income (loss)	$145.3	$18.0	$185.1	$(49.7)

Net income (loss) attributable to non-controlling interests of Fifth Third (2)	$—	$0.8	$1.1	$(0.2)
Net income attributable to joint venture non-controlling interest (3)	1.2	0.6	1.8	0.9
Total net income (loss) attributable to non-controlling interests	$1.2	$1.4	$2.9	$0.7

(1)
Primarily represents income tax expense for the three and six months ended June 30, 2019. Primarily represents income tax expense for the three months ended June 30, 2018 and acquisition related expenses for the six months ended June 30, 2018.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019			December 31, 2018
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Interest rate contracts	$—	$7.5	$—	$—	$24.6	$—
Liabilities:
Interest rate contracts	$—	$25.9	$—	$—	$10.0	$—
Mercury TRA	—	—	—	—	53.2	—

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

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Although the Company determined that the majority of the inputs used to value its interest rate contracts fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate contracts utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate contracts and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate contracts. As a result, the Company classified its interest rate contract valuations in Level 2 of the fair value hierarchy. See Note 7 - Derivatives and Hedging Activities for further discussion of the Company’s interest rate contracts.

Mercury TRA

The Mercury TRA is considered contingent consideration as it is part of the consideration payable to the former owners of Mercury. Such contingent consideration is measured at fair value based on estimates of discounted future cash flows associated with the estimated payments to the Mercury TRA Holders. The liability recorded is re-measured at fair value at each reporting period with the change in fair value recognized in earnings as a non-operating expense. As of June 30, 2019, the Mercury TRA has been settled.

The following table summarizes carrying amounts and estimated fair values for the Company’s financial instrument liabilities that are not reported at fair value in our consolidated statements of financial position as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Notes payable	$7,162.5	$7,280.8	$7,847.8	$7,679.6

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

For the three months ended June 30, 2018 and for the six months ended June 30, 2019 and 2018, diluted net income per share is calculated assuming that Worldpay Holding is a wholly-owned subsidiary of Worldpay, Inc., therefore eliminating the impact of Fifth Third’s non-controlling interest. Pursuant to the Exchange Agreement, the Class B units of Worldpay Holding (“Class B units”), which were held by Fifth Third and represented the non-controlling interest in Worldpay Holding, were convertible into shares of Class A common stock on a one-for-one basis. Based on this conversion feature, diluted net income per share is calculated assuming the conversion of the Class B units on an “if-converted” basis. Due to the Company’s structure as a C corporation and Worldpay Holding’s structure as a pass-through entity for tax purposes, the numerator in the calculation of diluted net income per share is adjusted accordingly to reflect the Company’s income tax expense assuming the conversion of the Fifth Third non-controlling interest into Class A common stock.

During the three and six months ended June 30, 2018, approximately 15.0 million and 15.1 million, respectively, weighted average Class B units of Worldpay Holding were excluded in computing diluted net income per share because including them would have an antidilutive effect. As the Class B units of Worldpay Holding were not included, the numerator used in the calculation of diluted net income (loss) per share was equal to the numerator used in the calculation of basic net income (loss) per share for the three and six months ended June 30, 2018. Additionally, due to the net loss for the three and six months ended June 30, 2018, any remaining potentially dilutive securities were also excluded from the denominator in computing dilutive net income per share. In addition to the Class B units discussed above, potentially dilutive securities during the six months ended June 30, 2019 included restricted stock awards, restricted stock units, stock options, performance share awards and ESPP purchase rights.

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Since there were no Class B units outstanding for the three months ended June 30, 2019, the methodology above is not applicable and diluted earnings per share is computed by dividing net income attributable to Worldpay, Inc. by the weighted-average shares outstanding during the period and the impact of securities that have a diluted effect on earnings per share. Potentially dilutive securities during the three months ended June 30, 2019 included restricted stock awards, restricted stock units, stock options, performance share awards and ESPP purchase rights.

As of June 30, 2018, there were approximately 10.3 million Class B units outstanding.

The shares of Class B common stock did not share in the earnings or losses of the Company and therefore were not participating securities. Accordingly, basic and diluted net income per share of Class B common stock have not been presented.

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic:
Net income (loss) attributable to Worldpay, Inc.	$143.3	$(2.9)	$179.7	$(100.5)
Shares used in computing basic net income (loss) per share:
Weighted-average Class A common shares	311,029,474	296,204,304	306,562,681	284,868,484
Basic net income (loss) per share	$0.46	$(0.01)	$0.59	$(0.35)
Diluted:
Consolidated (loss) before applicable income taxes	$—	$—	$200.8	$—
Taxes	—	—	19.9	—
Net income (loss) attributable to Worldpay, Inc.	$143.3	$(2.9)	$180.9	$(100.5)
Shares used in computing diluted net income (loss) per share:
Weighted-average Class A common shares	311,029,474	296,204,304	306,562,681	284,868,484
Weighted-average Class B units of Worldpay Holding	—	—	4,328,971	—
Stock options	1,243,851	—	1,086,803	—
Restricted stock awards, restricted stock units and employee stock purchase plan	798,402	—	843,753	—
Performance awards	12,091	—	11,979	—
Diluted weighted-average shares outstanding	313,083,818	296,204,304	312,834,187	284,868,484
Diluted net income (loss) per share	$0.46	$(0.01)	$0.58	$(0.35)

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The activity of the components of accumulated other comprehensive income (loss) (“AOCI”) related to hedging and other activities for the three and six months ended June 30, 2019 and 2018 is presented below (in millions):

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Worldpay, Inc.	AOCI Ending Balance
Three Months Ended June 30, 2019
Net change in fair value of cash flow hedges recorded in accumulated OCI	$(25.0)	$(14.4)	$3.6	$(10.8)	$—	$(10.8)	$(35.8)
Net realized loss on cash flow hedges reclassified into earnings(1)	14.2	(1.6)	0.4	(1.2)	—	(1.2)	13.0
Translation adjustments on net investment hedge recorded in AOCI(2)	49.8	9.4	(2.2)	7.2	—	7.2	57.0
Foreign currency translation adjustments(3)	(607.9)	(231.7)	—	(231.7)	—	(231.7)	(839.6)
Net change	$(568.9)	$(238.3)	$1.8	$(236.5)	$—	$(236.5)	$(805.4)

Three Months Ended June 30, 2018
Net change in fair value of cash flow hedges recorded in accumulated OCI	$(9.4)	$3.2	$(0.7)	$2.5	$(0.1)	$2.4	$(7.0)
Net realized loss on cash flow hedges reclassified into earnings(1)	17.2	(0.2)	—	(0.2)	—	(0.2)	17.0
Translation adjustments on net investment hedge recorded in AOCI(2)	(5.1)	47.4	(11.1)	36.3	(2.3)	34.0	28.9
Foreign currency translation adjustments(3)	21.1	(108.8)	—	(108.8)	5.2	(103.6)	(82.5)
Net change	$23.8	$(58.4)	$(11.8)	$(70.2)	$2.8	$(67.4)	$(43.6)

		Total Other Comprehensive Income (Loss)
	AOCI Beginning Balance	Pretax Activity	Tax Effect	Net Activity	Attributable to non-controlling interests	Attributable to Worldpay, Inc.	AOCI Ending Balance
Six Months Ended June 30, 2019
Net change in fair value of cash flow hedges recorded in accumulated OCI	$(18.0)	$(23.8)	$5.8	$(18.0)	$0.2	$(17.8)	$(35.8)
Net realized loss on cash flow hedges reclassified into earnings(1)	15.9	(3.8)	0.9	(2.9)	—	(2.9)	13.0
Translation adjustments on net investment hedge recorded in AOCI(2)	52.2	5.9	(1.5)	4.4	0.4	4.8	57.0
Foreign currency translation adjustments(3)	(781.3)	(49.7)	—	(49.7)	(8.6)	(58.3)	(839.6)
Net change	$(731.2)	$(71.4)	$5.2	$(66.2)	$(8.0)	$(74.2)	$(805.4)

Six Months Ended June 30, 2018
Net change in fair value of cash flow hedges recorded in accumulated OCI	$(13.8)	$9.5	$(2.2)	$7.3	$(0.5)	$6.8	$(7.0)
Net realized loss on cash flow hedges reclassified into earnings(1)	16.7	0.4	(0.1)	0.3	—	0.3	17.0
Translation adjustments on net investment hedge recorded in AOCI(2)	—	39.9	(9.1)	30.8	(1.9)	28.9	28.9
Foreign currency translation adjustments(3)	—	(86.6)	—	(86.6)	4.1	(82.5)	(82.5)
Net change	$2.9	$(36.8)	$(11.4)	$(48.2)	$1.7	$(46.5)	$(43.6)

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(1)    The reclassification adjustment on cash flow hedge derivatives affected the following lines in the accompanying consolidated statements of income:

OCI Component	Affected line in the accompanying consolidated statements of income
Pretax activity(a)	Interest expense-net
Tax effect	Income tax expense
OCI attributable to non-controlling interests	Net income attributable to non-controlling interests

(a)
The three and six months ended June 30, 2019 and 2018, reflect amounts of losses reclassified from AOCI into earnings, representing the effective portion of the hedging relationships, and are recorded in interest expense-net.

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

	Three Months Ended June 30, 2019
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$466.2	$520.0	$86.8	$1,073.0
Sales and marketing	124.6	172.9	6.5	304.0
Segment profit	$341.6	$347.1	$80.3	$769.0

	Three Months Ended June 30, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$401.6	$520.4	$84.8	$1,006.8
Sales and marketing	98.1	179.0	6.3	283.4
Segment profit	$303.5	$341.4	$78.5	$723.4

Worldpay, Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Six Months Ended June 30, 2019
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$893.5	$979.4	$170.1	$2,043.0
Sales and marketing	243.0	338.9	13.0	594.9
Segment profit	$650.5	$640.5	$157.1	$1,448.1

	Six Months Ended June 30, 2018
	Technology Solutions	Merchant Solutions	Issuer Solutions	Total
Revenue	$738.0	$952.6	$166.9	$1,857.5
Sales and marketing	194.0	342.8	12.6	549.4
Segment profit	$544.0	$609.8	$154.3	$1,308.1

A reconciliation of total segment profit to the Company’s income (loss) before applicable income taxes is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total segment profit	$769.0	$723.4	$1,448.1	$1,308.1
Less: Other operating costs	(173.5)	(185.5)	(354.5)	(340.6)
Less: General and administrative	(105.6)	(136.8)	(233.0)	(386.9)
Less: Depreciation and amortization	(253.4)	(287.9)	(517.8)	(495.1)
Less: Interest expense—net	(69.2)	(79.9)	(141.3)	(155.1)
Less: Non-operating income (expense)	(4.2)	(22.0)	(0.7)	(30.6)
Income (loss) before applicable income taxes	$163.1	$11.3	$200.8	$(100.2)

14. SUBSEQUENT EVENT

Subsequent events have been evaluated through July 30, 2019, the date upon which these financial statements were available for issuance.

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

At the effective time of the Merger (“Effective Time”), which occurred on July 31, 2019, each share of the Class A common stock of Worldpay, par value $0.00001 per share (“Worldpay Class A Common Stock”), issued and outstanding immediately prior to the Effective Time, except for certain shares of Worldpay Class A Common Stock identified in the Merger Agreement, was converted into 0.9287 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of FIS (“FIS Common Stock” and, such shares, the “Share Consideration”) and $11.00 in cash (the “Cash Consideration” and, together with the Share Consideration, the “Merger Consideration”). The shares of FIS Common Stock in the Merger are listed on The New York Stock Exchange (“NYSE”). FIS shareholders own approximately 53 percent and Worldpay shareholders own approximately 47 percent of the combined company.

Executive Overview

Revenue for the three months ended June 30, 2019 increased 7% to $1,073.0 million from $1,006.8 million in 2018. Revenue for the six months ended June 30, 2019 increased 10% to $2,043.0 million from $1,857.5 million in 2018.

Income from operations for the three months ended June 30, 2019 increased to $236.5 million from $113.2 million in 2018. Income from operations for the six months ended June 30, 2019 increased to $342.8 million from $85.5 million in 2018.

Net income for the three months ended June 30, 2019 was $144.5 million compared to a loss of $1.5 million in 2018. Net income attributable to Worldpay, Inc. for the three months ended June 30, 2019 was $143.3 million compared to a loss of $2.9 million in 2018. Net income for the six months ended June 30, 2019 was $182.6 million compared to a loss of $99.8 million in 2018. Net income attributable to Worldpay, Inc. for the six months ended June 30, 2019 was $179.7 million compared to a loss of $100.5 million in 2018. See the “Results of Operations” section of this Management’s Discussion and Analysis for a discussion of our financial results.

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

Non-Controlling Interest

Since Fifth Third had non-controlling interests in Worldpay Holding through March 2019, our results of operations include net income attributable to non-controlling interests. As a result of the March 2019 Fifth Third Stock Sale discussed in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies in “Item 1 - Notes to Unaudited Consolidated Financial Statements,” Fifth Third no longer has non-controlling interests in Worldpay Holding. Net income attributable to non-controlling interests continues to include the non-controlling interest related to a joint venture with a bank partner. See Note 8 - Controlling and Non-Controlling Interests in “Item 1 - Notes to Unaudited Consolidated Financial Statements” for more information.

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

Adjusted Net Income

We use adjusted net income for financial and operational decision making as a means to evaluate period-to-period comparisons of our performance and results of operations. The adjusted net income is also incorporated into performance metrics underlying certain share-based payments and our annual incentive plan. We hold management accountable to the adjusted net income measure as it represents the earnings of the business resulting from the ongoing investments required to run the business. In addition, we believe the adjusted net income measure provides useful information to investors because it allows investors to understand a key measure we evaluate internally in making operating and strategic decisions, preparing our annual plan and evaluating our overall business performance as well as assists them with comparing business performance across companies.

In calculating the adjusted net income, we do not adjust revenue for non-GAAP items, but we do make certain non-GAAP adjustments to our other operating costs, general and administrative, depreciation and amortization and non-operating income (expense) line items, as well as certain tax adjustments, to adjust our GAAP operating results for the items discussed below. This non-GAAP measure should be considered together with GAAP operating results.

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

Intangible Amortization and Depreciation Expense

These expenses represent amortization of intangible assets acquired through business combinations and customer portfolio and related asset acquisitions as well as depreciation of acquired software.

Non-operating Income (Expense)

Non-operating income (expense) primarily consists of other income and expense items outside of the Company’s operating activities.

Tax Adjustments

Income Tax Expense Adjustments

Income tax expense is adjusted to reflect a projected effective tax rate of 20.1% for the three and six months ended June 30, 2019 and 19.8% for three and six months ended June 30, 2018, including the tax effect of adjustments described above. The effective tax rate is expected to remain at 20.1% for the remainder of 2019.

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

The following table provides a schedule of the tax adjustments discussed above which are reflected in the adjusted net income table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30, 2019
	2019	2018	2019	2018
TRA Tax Benefits(1)	$2.1	$2.2	$3.5	$4.4
Acquired Tax Benefits(2)	23.8	22.4	47.5	44.8
Adjusted Tax Benefits(3)	$25.9	$24.6	$51.0	$49.2

(1)	Represents the 15% benefit that we retain for the shared tax benefits related to the TRAs.

(2)	Represents the tax benefits wholly owned by us, acquired through acquisition or termination of TRAs in which we retain 100% of the benefit.

(3)	Represents the net cash tax benefit retained by us from the use of the tax attributes, as reflected in the Tax Adjustments.

The table below provides a reconciliation of GAAP income (loss) before applicable income taxes to the adjusted net income for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) before applicable income taxes	$163.1	$11.3	$200.8	$(100.2)
Non-GAAP Adjustments:
Transition, acquisition and integration costs	46.2	52.8	88.6	230.2
Share-based compensation	24.6	39.0	57.6	56.2
Intangible amortization and depreciation expense	215.1	252.7	441.3	425.5
Non-operating (income) expenses	4.2	22.0	0.7	30.6
Non-GAAP adjusted income before applicable taxes	453.2	377.8	789.0	642.3
Less: Adjustments
Adjusted tax expense	65.1	50.3	107.5	77.8
JV non-controlling interest	1.0	0.4	1.4	0.7
Adjusted Net Income	$387.1	$327.1	$680.1	$563.8

Results of Operations

The following tables set forth our statements of income in dollars and as a percentage of revenue for the periods presented (in millions):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$1,073.0	$1,006.8	$66.2	7%
Sales and marketing	304.0	283.4	20.6	7%
Other operating costs	173.5	185.5	(12.0)	(6)%
General and administrative	105.6	136.8	(31.2)	(23)%
Depreciation and amortization	253.4	287.9	(34.5)	(12)%
Income from operations	$236.5	$113.2	$123.3	109%

As a Percentage of Revenue	Three Months Ended June 30,
	2019	2018
Revenue	100.0%	100.0%
Sales and marketing	28.3%	28.2%
Other operating costs	16.2%	18.4%
General and administrative	9.8%	13.6%
Depreciation and amortization	23.6%	28.6%
Income from operations	22.1%	11.2%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$2,043.0	$1,857.5	$185.5	10%
Sales and marketing	594.9	549.4	45.5	8%
Other operating costs	354.5	340.6	13.9	4%
General and administrative	233.0	386.9	(153.9)	(40)%
Depreciation and amortization	517.8	495.1	22.7	5%
Income from operations	$342.8	$85.5	$257.3	301%

As a Percentage of Revenue	Six Months Ended June 30,
	2019	2018
Revenue	100.0%	100.0%
Sales and marketing	29.1%	29.6%
Other operating costs	17.4%	18.3%
General and administrative	11.4%	20.8%
Depreciation and amortization	25.3%	26.7%
Income from operations	16.8%	4.6%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 and Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The Revenue, Sales and Marketing, Other Operating Costs and General and Administrative disclosures below exclude Legacy Worldpay results prior to the January 16, 2018 acquisition date for the six months ended June 30, 2018.

Revenue

Revenue increased 7% to $1,073.0 million for the three months ended June 30, 2019 from $1,006.8 million for the three months ended June 30, 2018. Strong growth in our Technology Solutions segment contributed to the increase.

Revenue increased 10% to $2,043.0 million for the six months ended June 30, 2019 from $1,857.5 million for the six months ended June 30, 2018. The prior year period excludes $63.8 million of Legacy Worldpay generated revenue prior to our acquisition. Additionally, strong growth in our Technology Solutions segment contributed to the increase.

Sales and Marketing

Sales and marketing expense increased 7% to $304.0 million for the three months ended June 30, 2019 from $283.4 million for the three months ended June 30, 2018. Higher residual payments to referral partners as a result of increased revenue in our Technology Solutions segment contributed to the increase.

Sales and marketing expense increased 8% to $594.9 million for the six months ended June 30, 2019 from $549.4 million for the six months ended June 30, 2018. The prior year period excludes $12.9 million of Legacy Worldpay sales and marketing expense prior to our acquisition. Higher residual payments to referral partners as a result of increased revenue in both our Technology Solutions and Merchant Solutions segments contributed to the increase.

Other Operating Costs

Other operating costs decreased 6% to $173.5 million for the three months ended June 30, 2019 from $185.5 million for the three months ended June 30, 2018. When excluding transition, acquisition and integration costs, other operating costs decreased to $147.5 million for the three months ended June 30, 2019 from $158.5 million for the three months ended June 30, 2018. The decrease in other operating costs is primarily attributable to corporate overhead efficiencies.

Other operating costs increased 4% to $354.5 million for the six months ended June 30, 2019 from $340.6 million for the six months ended June 30, 2018. The prior year period excludes $12.3 million of Legacy Worldpay other operating costs prior to our acquisition. When excluding transition, acquisition and integration costs, other operating costs increased to $308.0 million for the six months ended June 30, 2019 from $303.4 million for the six months ended June 30, 2018. The prior year period excludes $12.1 million of Legacy Worldpay other operating costs prior to our acquisition when excluding transition, acquisition and integration costs. When including the 2018 period prior to our acquisition, the decrease in other operating costs is primarily attributable to corporate overhead efficiencies.

General and Administrative

General and administrative expenses decreased 23% to $105.6 million for the three months ended June 30, 2019 from $136.8 million for the three months ended June 30, 2018. When excluding transition, acquisition and integration costs, as well as share-based compensation expense, general and administrative expenses decreased to $60.8 million for the three months ended June 30, 2019 from $72.0 million for the three months ended June 30, 2018. The decrease in general and administrative expenses when excluding transition, acquisition and integration costs as well as share-based compensation expense is primarily attributable to corporate overhead efficiencies.

General and administrative expenses decreased 40% to $233.0 million for the six months ended June 30, 2019 from $386.9 million for the six months ended June 30, 2018. The prior year period excludes $66.2 million of Legacy Worldpay general and administrative expense prior to our acquisition. When excluding transition, acquisition and integration costs, as well as share-based compensation expense, general and administrative expenses decreased to $133.3 million for the six months ended June 30, 2019 from $137.7 million for the six months ended June 30, 2018. The prior year period excludes $10.0 million of Legacy Worldpay general and administrative expenses prior to our acquisition when excluding transition, acquisition and integration costs as well as share-based compensation expense. When including the 2018 period prior to our acquisition, the decrease in general and administrative expenses when excluding transition, acquisition and integration costs as well as share-based compensation expense is primarily attributable to corporate overhead efficiencies.

Depreciation and Amortization

Depreciation expense associated with our property, equipment and software decreased to $66.7 million for the three months ended June 30, 2019 from $70.7 million for the three months ended June 30, 2018.

Depreciation expense associated with our property, equipment and software increased to $133.7 million for the six months ended June 30, 2019 from $128.1 million for the six months ended June 30, 2018. The prior year period excludes $4.9 million of Legacy Worldpay depreciation expense prior to our acquisition.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, decreased to $186.7 million for the three months ended June 30, 2019 from $217.2 million for the three months ended June 30, 2018. The decrease is primarily attributable to accelerated amortization methods and unfavorable foreign currency.

Amortization expense associated with intangible assets, which consist primarily of customer relationship intangible assets, increased to $384.1 million for the six months ended June 30, 2019 from $367.0 million for the six months ended June 30, 2018. The prior year period excludes $2.3 million of Legacy Worldpay amortization expense prior to our acquisition.

Income from Operations

Income from operations increased to $236.5 million for the three months ended June 30, 2019 from $113.2 million for the three months ended June 30, 2018.

Income from operations increased to $342.8 million for the six months ended June 30, 2019 from $85.5 million for the six months ended June 30, 2018.

Interest Expense—Net

Interest expense—net decreased to $69.2 million for the three months ended June 30, 2019 from $79.9 million for the three months ended June 30, 2018. The decrease in interest expense-net is primarily related to additional debt paydowns, partially offset by higher interest rates.

Interest expense—net decreased to $141.3 million for the six months ended June 30, 2019 from $155.1 million for the six months ended June 30, 2018. The prior year period excludes $2.8 million of Legacy Worldpay interest expense-net prior to our acquisition. The decrease in interest expense-net is primarily related to additional debt paydowns and increased interest income, partially offset by higher interest rates.

Non-Operating Income (Expense)

Non-operating expense was $4.2 million for the three months ended June 30, 2019, primarily consisting of foreign currency losses and the change in the fair value of the Mercury TRA.

Non-operating expense was $0.7 million for the six months ended June 30, 2019, primarily consisting of losses associated with the write-off of deferred financing fees in connection with the early paydown of debt in January 2019 and the change in fair value of the Mercury TRA.

Non-operating expense was $22.0 million for the three months ended June 30, 2018, primarily consisting of expenses relating to the repricing of our debt in June 2018 and the change in the fair value of the Mercury TRA.

Non-operating expense was $30.6 million, for the six months ended June 30, 2018, primarily consisting of expenses relating to our financing arrangements entered into in connection with the Legacy Worldpay acquisition, repricing of our debt in June 2018 and the change in fair value of the Mercury TRA, partially offset by a gain on the settlement of a deal contingent forward entered into in connection with our acquisition of Legacy Worldpay.

Income Tax Expense (Benefit)

Income tax expense for the three months ended June 30, 2019 was $18.6 million compared to $12.8 million for the three months ended June 30, 2018, reflecting global effective rates of 11.4% and 113.3%, respectively. Income tax expense for the six months ended June 30, 2019 was $18.2 million compared to income tax benefits of $0.4 million for the six months ended June 30, 2018, reflecting global effective rates of 9.1% and (0.4%), respectively. Our global effective tax rates for the three months and six months ended June 30, 2019 reflect an $8.4 million benefit to deferred taxes relating to changes in state tax laws as well as the impact of our non-controlling interests not being taxed at the statutory U.S. corporate tax rates. Our global effective tax rates for the three months and six months ended June 30, 2018 reflect a $9.6 million charge to deferred taxes relating to changes in state tax laws as well as the impact of our non-controlling interests not being taxed at the statutory U.S. corporate tax rates.

Segment Results

The following tables provide a summary of the components of segment profit for our three segments for the three and six months ended June 30, 2019 and 2018 (in millions):

The disclosures below exclude Legacy Worldpay results prior to the January 16, 2018 acquisition date for the six months ended June 30, 2018.

Technology Solutions

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$466.2	$401.6	$64.6	16%
Sales and marketing	124.6	98.1	26.5	27%
Segment profit	$341.6	$303.5	$38.1	13%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$893.5	$738.0	$155.5	21%
Sales and marketing	243.0	194.0	49.0	25%
Segment profit	$650.5	$544.0	$106.5	20%

Revenue

Revenue in this segment increased 16% to $466.2 million for the three months ended June 30, 2019 from $401.6 million for the three months ended June 30, 2018. Strong transactional growth contributed to the increase in revenue.

Revenue in this segment increased 21% to $893.5 million for the six months ended June 30, 2019 from $738.0 million for the six months ended June 30, 2018. The prior year period excludes $29.7 million of Legacy Worldpay generated revenue prior to our acquisition. Strong transactional growth contributed to the increase in revenue.

Sales and Marketing

Sales and marketing expense increased 27% to $124.6 million for the three months ended June 30, 2019 from $98.1 million for the three months ended June 30, 2018. Higher residual payments to referral partners as a result of increased revenue contributed to the increase.

Sales and marketing expense increased 25% to $243.0 million for the six months ended June 30, 2019 from $194.0 million for the six months ended June 30, 2018. The prior year period excludes $3.2 million of Legacy Worldpay sales and marketing expense prior to our acquisition. Higher residual payments to referral partners as a result of increased revenue contributed to the increase.

Merchant Solutions

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$520.0	$520.4	$(0.4)	—%
Sales and marketing	172.9	179.0	(6.1)	(3)%
Segment profit	$347.1	$341.4	$5.7	2%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$979.4	$952.6	$26.8	3%
Sales and marketing	338.9	342.8	(3.9)	(1)%
Segment profit	$640.5	$609.8	$30.7	5%

Revenue

Revenue in this segment was $520.0 million for the three months ended June 30, 2019 compared to $520.4 million for the three months ended June 30, 2018. The decrease in revenue is primarily attributable to unfavorable foreign currency, partially offset by strong transactional growth.

Revenue in this segment increased 3% to $979.4 million for the six months ended June 30, 2019 from $952.6 million for the six months ended June 30, 2018. The prior year period excludes $33.9 million of Legacy Worldpay generated revenue prior to our acquisition. When including the 2018 period prior to our acquisition, the decrease in revenue is primarily attributable to unfavorable foreign currency, partially offset by strong transactional growth.

Sales and Marketing

Sales and marketing expense decreased 3% to $172.9 million for the three months ended June 30, 2019 from $179.0 million for the three months ended June 30, 2018. The decrease in sales and marketing expense is primarily attributable to sales efficiencies, partially offset by higher residual payments to referral partners.

Sales and marketing expense decreased 1% to $338.9 million for the six months ended June 30, 2019 from $342.8 million for the six months ended June 30, 2018. The prior year period excludes $9.7 million of Legacy Worldpay sales and marketing expense prior to our acquisition. When including the 2018 period prior to our acquisition, the decrease in sales and marketing expense is primarily attributable to sales efficiencies, partially offset by higher residual payments to referral partners.

Issuer Solutions

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$86.8	$84.8	$2.0	2%
Sales and marketing	6.5	6.3	0.2	3%
Segment profit	$80.3	$78.5	$1.8	2%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Revenue	$170.1	$166.9	$3.2	2%
Sales and marketing	13.0	12.6	0.4	3%
Segment profit	$157.1	$154.3	$2.8	2%

Revenue

Revenue in this segment increased 2% to $86.8 million for the three months ended June 30, 2019 from $84.8 million for the three months ended June 30, 2018.

Revenue in this segment increased 2% to $170.1 million for the six months ended June 30, 2019 from $166.9 million for the six months ended June 30, 2018.

Sales and Marketing

Sales and marketing expense increased 3% to $6.5 million for the three months ended June 30, 2019 from $6.3 million for the three months ended June 30, 2018.

Sales and marketing expense increased 3% to $13.0 million for the six months ended June 30, 2019 from $12.6 million for the six months ended June 30, 2018.

Liquidity and Capital Resources

Our liquidity is funded primarily through cash provided by operations, debt and a line of credit, which is generally sufficient to fund our operations, planned capital expenditures, tax distributions made to our non-controlling interest holders, required payments under our TRA agreements, debt service and acquisitions. As of June 30, 2019, our principal sources of liquidity consisted of $288.6 million of cash and cash equivalents and $1.25 billion of availability under the revolving portion of our senior secured credit facilities. Our total indebtedness, including finance leases, was $7.2 billion as of June 30, 2019.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018 (in millions).

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$935.5	$378.8
Net cash (used in) provided by investing activities	(179.1)	1,315.0
Net cash provided by (used in) financing activities	(769.8)	(98.4)

Cash Flow from Operating Activities

Net cash provided by operating activities was $935.5 million for the six months ended June 30, 2019 as compared to $378.8 million for the six months ended June 30, 2018. The increase reflects net income compared to a net loss in the prior period and an adjustment to add back increased depreciation and amortization expense and increased net cash inflow due to changes in working capital.

Cash Flow from Investing Activities

Net cash used in investing activities was $179.1 million for the six months ended June 30, 2019 as compared to $1,315.0 million of cash provided by investing activities for the six months ended June 30, 2018. The prior period includes cash acquired relating to the acquisition of Legacy Worldpay in January 2018.

Cash Flow from Financing Activities

Net cash used in financing activities was $769.8 million for the six months ended June 30, 2019 as compared to net cash used in financing activities of $98.4 million for the six months ended June 30, 2018. Cash used in financing activities during the six months ended June 30, 2019 consisted primarily of the repayment of debt and finance leases and settlements and payments relating to tax receivable agreements. Cash used in financing activities for the six months ended June 30, 2018 consisted primarily of the repayment of debt and finance leases, settlement and payments relating to tax receivable agreements and payment of debt issuance costs, offset by incremental borrowings.

Credit Facilities

At June 30, 2019, we have $7.2 billion of outstanding debt with no outstanding borrowings under our revolving credit facility. See additional discussion in Note 6 - Long-Term Debt in “Item 1 - Notes to Unaudited Consolidated Financial Statements.”

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

As of June 30, 2019, we were in compliance with these covenants with a leverage ratio of 3.54 to 1.00 and an interest coverage ratio of 7.07 to 1.00.

Interest Rate Swaps, Caps and Net Investment Hedges

As of June 30, 2019, we have interest rate swap and interest rate cap agreements that were designated as cash flow hedges of interest rate risk. The currently effective interest rate swaps and caps hedge $2.7 billion of our approximately $5.5 billion of variable rate debt outstanding as of June 30, 2019. The Company also has designated a portion of its Euro denominated debt and 100% of its GBP denominated debt as net investment hedges. See Note 7 - Derivatives and Hedging Activities in “Item 1 - Notes to Unaudited Consolidated Financial Statements” for more information about the interest rate swaps, caps and net investment hedges.

Tax Receivable Agreements

As of June 30, 2019, we are party to TRAs in which we have agreed to make payments of 85% of the federal, state, local and foreign income tax benefits realized by us as a result of certain tax deductions.

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

As of June 30, 2019, the Mercury TRA has been settled.

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

Based on the amount outstanding under our senior secured credit facilities at June 30, 2019, a one percentage point change in variable interest rates, after the effect of our interest rate swaps and caps effective at June 30, 2019, would cause an increase or decrease in interest expense of $28.0 million on an annual basis.

Foreign Currency Risk

We are subject to foreign currency risk as a result of our investments in foreign entities and revenues and expenses generated in currencies other than the U.S. dollar. As discussed in Note 7 - Derivatives and Hedging Activities in “Item 1 - Notes to Unaudited Consolidated Financial Statements,” we currently have net investment hedges in place to mitigate foreign currency risk. For the three months ended June 30, 2019 and 2018, currency rate fluctuations calculated by converting revenues and expenses for the three months ended June 30, 2019 and 2018 in local currency, using the March 31, 2019 and March 31, 2018 as the prior period rates, had an immaterial effect on our revenues and operating income. For the six months ended June 30, 2019 and 2018, currency rate fluctuations calculated by converting revenues and expenses for the six months ended June 30, 2019 and 2018 in local currency, using the March 31, 2019 and March 31, 2018 as the prior period rates, had an immaterial effect on our revenues and operating income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As a result of the closing of the Legacy Worldpay acquisition, we have incorporated internal controls over significant processes specific to the acquisition that we believe are appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, we will continue to review the internal controls and processes of Legacy Worldpay and may take further steps to integrate such controls and processes with those of the Company. Except as noted above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding shares of Class A common stock repurchased by us during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April 1, 2019 to April 30, 2019	6,062	$111.84	—	$593.2
May 1, 2019 to May 31, 2019	—	$—	—	$593.2
June 1, 2019 to June 30, 2019	374	$121.64	—	$593.2

(1)	Includes shares of Class A common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

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

WORLDPAY, INC.

Dated:	August 6, 2019	By:	/s/ CHARLES D. DRUCKER
Name: Charles D. Drucker
Title: Executive Chairman and Chief Executive Officer

Dated:	August 6, 2019	By:	/s/ STEPHANIE L. FERRIS
Name: Stephanie L. Ferris
Title: Chief Financial Officer

Dated:	August 6, 2019	By:	/s/ CHRISTOPHER THOMPSON
Name: Christopher Thompson
Title: SVP, Controller and Chief Accounting Officer